Form 10-Q
period 2017-06-30
Esquire Financial Holdings, Inc.
filed 2017-08-14
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-38131

Esquire Financial Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-5107901
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Jericho Quadrangle, Suite 100, Jericho, New York	11753
(Address of Principal Executive Offices)	(Zip Code)

(516) 535-2002

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2017, there were 7,312,410 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$543	$437
Interest earning deposits	39,317	42,556
Total cash and cash equivalents	39,860	42,993

Securities available-for-sale, at fair value	97,302	92,645
Securities, restricted, at cost	1,849	1,649

Loans	307,418	278,578
Less: allowance for loan losses	(3,823)	(3,413)
Loans, net	303,595	275,165

Premises and equipment, net	2,720	2,767
Accrued interest receivable	1,696	1,541
Deferred tax asset, net	2,448	3,108
Other assets	6,331	4,965
Total assets	$455,801	$424,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$131,642	$124,990
Savings, NOW and money market	217,081	221,843
Time	27,640	23,955
Total deposits	376,363	370,788

Secured borrowings	282	371
Accrued expenses and other liabilities	2,182	1,488
Total liabilities	378,827	372,647

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; issued and outstanding (non-voting) 66,985 at June 30, 2017 and December 31, 2016	1	1
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 6,870,285 shares at June 30, 2017, and 5,002,950 shares at December 31, 2016	69	50
Additional paid-in capital	81,396	58,845
Retained deficit	(3,984)	(5,826)
Accumulated other comprehensive loss	(508)	(884)
Total stockholders’ equity	76,974	52,186
Total liabilities and stockholders’ equity	$455,801	$424,833

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$4,062	$3,446	$7,889	$6,671
Securities	628	490	1,178	967
Interest earning deposits and other	66	34	121	66
Total interest income	4,756	3,970	9,188	7,704
Interest expense:
Savings, NOW and money market deposits	106	106	215	195
Time deposits	25	20	47	26
Borrowings	5	6	11	13
Total interest expense	136	132	273	234

Net interest income	4,620	3,838	8,915	7,470
Provision for loan losses	300	130	450	275
Net interest income after provision for loan losses	4,320	3,708	8,465	7,195

Non-interest income:
Customer related fees and service charges	528	249	894	477
Merchant processing income	831	793	1,670	1,546
Net gains on sales of available-for-sale securities	-	-	-	6
Total non-interest income	1,359	1,042	2,564	2,029

Non-interest expense:
Employee compensation and benefits	2,369	1,985	4,714	3,947
Occupancy and equipment, net	374	272	761	553
Professional and consulting services	516	499	905	912
FDIC assessment	42	31	84	81
Advertising and marketing	96	99	206	243
Travel and business relations	122	97	228	171
OCC assessments	34	28	63	54
Data processing	409	339	780	678
Other operating expenses	207	174	452	305
Total non-interest expense	4,169	3,524	8,193	6,944

Net income before income taxes	1,510	1,226	2,836	2,280
Income tax expense	483	478	994	889

Net income	$1,027	$748	$1,842	$1,391

Earnings per common share
Basic	$0.20	$0.15	$0.36	$0.27
Diluted	$0.20	$0.15	$0.36	$0.27

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,027	$748	$1,842	$1,391
Other comprehensive income:
Unrealized holding gains arising during the period on securities available for sale	440	505	623	2,201
Reclassification adjustment for net gains included in net income	-	-	-	(6)
Tax effect	(169)	(197)	(247)	(860)
Total other comprehensive income	271	308	376	1,335
Total comprehensive income	$1,298	$1,056	$2,218	$2,726

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Preferred shares	Common shares	Preferred stock	Common stock	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' equity
Balance at January 1, 2017	66,985	5,002,950	$1	$50	$58,845	$(5,826)	$(884)	$52,186

Net income	-	-	-	-	-	1,842	-	1,842
Other comprehensive income	-	-	-	-	-	-	376	376
Exercise of stock options, net of repurchases	-	67,255	-	1	539	-	-	540
Issuance of common stock, net of issuance costs	-	1,800,080	-	18	21,724	-	-	21,742
Options expense	-	-	-	-	288	-	-	288

Balance at June 30, 2017	66,985	6,870,285	$1	$69	$81,396	$(3,984)	$(508)	$76,974

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended, June 30
	2017	2016
Cash flows from operating activities:
Net income	$1,842	$1,391
Adjustments to reconcile net income to Net cash used in operating activities:
Provision for loan losses	450	275
Net security gains on available-for-sale securities	-	(6)
Depreciation	204	75
Stock options expense	288	152
Net amortization:
Securities	196	124
Loans	281	322
Changes in other assets and liabilities:
Accrued interest receivable	(155)	(229)
Deferred tax asset	413	(1,052)
Other assets	(1,366)	(670)
Accrued expenses and other liabilities	694	321
Net cash provided by operating activities	2,847	703

Cash flows from investing activities:
Net change in loans	(29,161)	(29,006)
Purchases of securities available for sale	(15,398)	(5,039)
Proceeds of sales of securities available for sale	-	4,068
Principal repayments on securities available for sale	11,168	5,935
Purchases of securities, restricted	(200)	(168)
Other assets	-	1,250
Purchases of premises and equipment	(157)	(1,347)
Net cash used in investing activities	(33,748)	(24,307)

Cash flows from financing activities:
Net increase in deposits	5,575	31,800
Decrease in secured borrowings	(89)	(5)
Exercise of stock options	540	-
Proceeds from issuance of common stock,
net of issuance costs	21,742	1
Net cash provided by financing activities	27,768	31,796

(Decrease) increase in cash and cash equivalents	(3,133)	8,192

Cash and cash equivalents at beginning of the period	42,993	33,154

Cash and cash equivalents at end of the period	$39,860	$41,346

(Continued)

7

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$273	$234
Income taxes	868	41

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

NOTE 1 — Basis of Presentation

The interim consolidated financial statements include the accounts of Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A. These entities are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. December 31, 2016 information has been derived from the Company’s audited financial statements for the years ended December 31, 2016 and 2015 included in our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2016 and 2015 included in our registration statement on Form S-1 filed with SEC. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Initial Public Offering

On June 30, 2017, we completed our initial public offering (“IPO”) and sold 1,800,000 shares of common stock. We received aggregate net proceeds of approximately $21,741, after deducting underwriting discount and other offering related expenses.

Subsequent Events

The Bank has evaluated subsequent events for recognition and disclosure through the date of issuance (also refer to Note 8 – Subsequent Events)

Secured Borrowing

The Company had a secured borrowing of $282 and $371 as of June 30, 2017 and December 31, 2016, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

Preferred Stock

The Series B 0.00% Non-Voting preferred stock does not have a maturity date and is not convertible by the holder, but is convertible on a one for one basis into shares of common stock by us under certain circumstances. In addition, the preferred stock does not have a liquidation preference. Preferred shares have equal rights to receive dividends when dividends are declared on common stock, and thus are considered participating securities.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the consolidated financial statements.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the (Financial Accounting Standards Board FASB) deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018. Management has identified the revenue streams that are in scope and is in process of evaluating them to determine the impact the ASU could have on the Company’s operating results or financial condition.

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU). Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU will be effective for public business entities in beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

On February 25, 2016, the FASB completed its Leases project by issuing ASU No. 2017-02, “Leases (Topic 842).” The new guidance affects any organization that enters into a lease, or sublease, with some specified exemptions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will also require expanded disclosures and will take effect for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years. The Company is currently evaluating the impact of the ASU on its financial condition and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. For public companies, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of this standard in the first quarter of 2017 did not have a material effect on the Company’s operating results or financial condition.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently gathering data and building a roadmap for the implementation of the standard.

NOTE 2 — Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2017
Mortgage-backed securities - agency	$15,345	$17	$(256)	$15,106
Collateralized mortgage obligations (CMO's) - agency	82,783	171	(758)	82,196
Total available-for-sale	$98,128	$188	$(1,014)	$97,302

December 31, 2016
Mortgage-backed securities - agency	$16,417	$12	$(417)	$16,012
Collateralized mortgage obligations (CMO's) - agency	77,677	56	(1,100)	76,633
Total available-for-sale	$94,094	$68	$(1,517)	$92,645

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities due at a single maturity. Securities not due at a single maturity date are shown below.

	June 30, 2017
	Amortized Cost	Fair Value
Mortgage-backed securities - agency	$15,345	$15,106
CMO's - agency	82,783	82,196
Total	$98,128	$97,302

Mortgage-backed securities include residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2017 and 2016 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s).

When purchasing investment securities, the Company’s overall interest-rate risk profile is considered as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio, management occasionally sells investment securities in response to, or in anticipation of, changes in interest rates and spreads, actual or anticipated prepayments, liquidity needs and credit risk associated with a particular security.

The proceeds from sales and calls of securities and the associated gains and losses are listed below for the periods indicated:

	For the three months ended,		For the six months ended,
	June 30,		June 30,
	2017	2016	2017	2016

Proceeds	$-	$-	$-	$4,068
Gross gains	-	-	-	6
Gross losses	-	-	-	-

The tax provision related to the realized gain was $2 for the six months ended 2016.

At June 30, 2017, securities having a fair value of $82,196 were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $78,132. At December 31, 2016, securities having a fair value of approximately $76,633 were pledged to the FHLB for borrowing capacity totaling $72,837. At June 30, 2017 and December 31, 2016, the Company had no outstanding FHLB advances.

At June 30, 2017, securities having a fair value of $15,106 were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $14,844. At December 31, 2016, securities having a fair value of approximately $16,012 were pledged to the FRB for borrowing capacity totaling $15,580. At June 30, 2017 and December 31, 2016, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
Mortgage-backed securities - agency	$13,209	$(256)	$-	$-	$13,209	$(256)
CMO's - agency	45,331	(580)	9,641	(178)	54,972	(758)
Total temporarily impaired securities	$58,540	$(836)	$9,641	$(178)	$68,181	$(1,014)

December 31, 2016
Mortgage-backed securities - agency	$13,936	$(417)	$-	$-	$13,936	$(417)
CMO's - agency	50,269	(859)	5,973	(241)	56,242	(1,100)
Total temporarily impaired securities	$64,205	$(1,276)	$5,973	$(241)	$70,178	$(1,517)

Management reviews the investment portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment (OTTI), management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2017, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2017.

No impairment charges were recorded for the three and six months ended June 30, 2017 and 2016.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30, 2017	% of Total	December 31, 2016	% of Total
1-4 family residential	$48,470	16%	$49,597	18%
Commercial	118,980	39%	106,064	38%
Multifamily	91,977	30%	83,410	30%
Commercial real estate	21,089	7%	22,198	8%
Construction	4,332	1%	5,610	2%
Consumer	21,469	7%	10,571	4%
Total Loans	306,317	100%	277,450	100%

Deferred costs and unearned premiums, net	1,101		1,128
Allowance for loan losses	(3,823)		(3,413)
Net loans	$303,595		$275,165

The following tables present the activity in the allowance for loan losses by class for the three months ending June 30, 2017 and 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
June 30, 2017
Allowance for loan losses:
Beginning balance	$350	$2,039	$669	$227	$102	$136	$3,523
Provision (credit) for loan losses	8	115	(5)	(1)	7	176	300
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$358	$2,154	$664	$226	$109	$312	$3,823

June 30, 2016
Allowance for loan losses:
Beginning balance	$221	$1,622	$554	$231	$140	$201	$2,969
Provision (credit) for loan losses	98	112	(2)	(13)	24	(89)	130
Recoveries	-	1	-	-	-	-	1
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$319	$1,735	$552	$218	$164	$112	$3,100

The following tables present the activity in the allowance for loan losses by class for the six months ending June 30, 2017 and 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
June 30, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	(2)	220	43	(12)	(32)	233	450
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	(40)	(40)

Total ending allowance balance	$358	$2,154	$664	$226	$109	$312	$3,823

June 30, 2016
Allowance for loan losses:
Beginning balance	$213	$1,536	$533	$230	$134	$153	$2,799
Provision (credit) for loan losses	106	173	19	(12)	30	(41)	275
Recoveries	-	26	-	-	-	-	26
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$319	$1,735	$552	$218	$164	$112	$3,100

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2017 and December 31, 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
June 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	358	2,154	664	226	109	312	3,823

Total ending allowance balance	$358	$2,154	$664	$226	$109	$312	$3,823

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	48,470	118,980	91,977	21,089	4,332	21,469	306,317

Total ending loans balance	$48,470	$118,980	$91,977	$21,089	$4,332	$21,469	$306,317

Recorded investment is not adjusted for accrued interest, deferred costs, and unearned premiums due to immateriality.

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	360	1,934	621	238	141	119	3,413

Total ending allowance balance	$360	$1,934	$621	$238	$141	$119	$3,413

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	49,597	106,064	83,410	22,198	5,610	10,571	277,450

Total ending loans balance	$49,597	$106,064	$83,410	$22,198	$5,610	$10,571	$277,450

Non-Performing Loans

Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At June 30, 2017 and December 31, 2016, the Company did not have any non-performing loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2017
1-4 family residential	$-	$-	$-	$-	$48,470	$48,470
Commercial	-	-	-	-	118,980	118,980
Multifamily	-	-	-	-	91,977	91,977
Commercial real estate	-	-	-	-	21,089	21,089
Construction	-	-	-	-	4,332	4,332
Consumer	-	-	-	-	21,469	21,469
Total	$-	$-	$-	$-	$306,317	$306,317

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2016
1-4 family residential	$203	$-	$-	$203	$49,394	$49,597
Commercial	-	-	-	-	106,064	106,064
Multifamily	-	-	-	-	83,410	83,410
Commercial real estate	-	-	-	-	22,198	22,198
Construction	-	-	-	-	5,610	5,610
Consumer	-	-	-	-	10,571	10,571
Total	$203	$-	$-	$203	$277,247	$277,450

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans.

The Company uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
June 30, 2017
1-4 family residential	$48,470	$-	$-	$-
Commercial	118,085	895	-	-
Multifamily	91,977	-	-	-
Commercial real estate	21,089	-	-	-
Construction	4,332	-	-	-
Consumer	21,469	-	-	-
Total	$305,422	$895	$-	$-

	Pass	Special Mention	Substandard	Doubtful
December 31, 2016
1-4 family residential	$49,597	$-	$-	$-
Commercial	105,777	287	-	-
Multifamily	83,410	-	-	-
Commercial real estate	22,198	-	-	-
Construction	5,610	-	-	-
Consumer	10,571	-	-	-
Total	$277,163	$287	$-	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at June 30, 2017 and December 31, 2016. Furthermore, there were no loan modifications during the three and six months ended June 30, 2017 and 2016 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

NOTE 4 — Share-Based Payment Plans

Stock Option Plan

The Company issues incentive and non-statutory stock options (“options”) to certain employees and directors pursuant to their equity incentive plans, which have been approved by the stockholders. Options to purchase common stock are recommended by the Compensation Committee of the Board of Directors, which are then approved by the full Board.

At June 30, 2017, there are options outstanding from two plans, the 2007 Stock Option Plan (“the 2007 Plan”) and the 2011 Stock Compensation Plan (“the 2011 Plan”). The 2007 Plan allowed for a maximum of 270,000 shares of common stock to be issued. The 2007 Plan expired in May of 2017. The 2011 Plan allows for 754,607 shares to be issued of which 750,545 have been issued as of June 30, 2017.

Under the stock option plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest on five annual installments (20% per annum) and have ten year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the two plans). Stock options exercised result in the issuance of new shares.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on peer volatility. The Company uses peer data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on peer data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no stock options granted during the three and six months ended June 30, 2017. The fair value of options granted during the three and six months ended June 30, 2016 was determined using the following weighted-average assumptions as of grant date:

2016

Risk-Free Interest Rate	1.62%
Expected Term	84 months
Expected Stock Price Volatility	23.4%
Dividend Yield	0.00%

The weighted average fair value of options granted was $3.59 for the three and six months ended June 30, 2016.

The following table presents a summary of the activity related to options as of June 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
June 30, 2017
Outstanding at beginning of year	1,024,045	$12.13

Granted	-	-
Exercised	92,500	10.00
Forfeited	11,000	11.36

Outstanding at period end	920,545	$12.35	7.56
Vested or expected to vest	920,545	$12.35	7.56
Exercisable at period end	242,315	$11.93	4.56

The Company recognized compensation expense related to options of $151 and $76 for the three months ended June 30, 2017 and 2016, respectively. The Company recognized compensation expense related to options of $288 and $152 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, unrecognized compensation cost related to non-vested options was approximately $1,876 and is expected to be recognized over a weighted average period of 3.58 years. The intrinsic value for outstanding options and for options vested or expected to vest was $2,348 and $744 for exercisable options at June 30, 2017.

The tax benefit for the three and six months ended June 30, 2017 related to stock option exercises was $106. There were no stock options exercised for the three and six months ended June 30, 2016.

NOTE 5 — Earnings per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. Our preferred shares are considered participating securities. The factors used in the earnings per share computation follow:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2017	2016	2017	2016
Basic
Net income available to common shareholders	$1,027	$748	$1,842	$1,391
Less: Earnings allocated to preferred stock	13	23	24	43
Net income allocated to common shareholders	$1,014	$725	$1,818	$1,348
Weighted average common shares outstanding	5,075,019	4,915,878	5,039,197	4,913,874
Basic earnings per common share	$0.20	$0.15	$0.36	$0.27

Diluted
Net income allocated to common shareholders for basic earnings per share	$1,014	$725	$1,818	$1,348
Weighted average shares outstanding for basic earnings per common share	5,075,019	4,915,878	5,039,197	4,913,874
Add: Dilutive effects of assumed exercises of stock options	25,589	30,550	30,202	30,550
Average shares and dilutive potential common shares	5,100,608	4,946,428	5,069,399	4,944,424
Diluted earnings per common share	$0.20	$0.15	$0.36	$0.27

Stock options not considered in computing diluted earnings per share because they were anti-dilutive	775,425	545,295	779,425	545,295

NOTE 6 — Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For available-for-sale securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$15,106	$-
CMO's - agency	-	$82,196	-
Total	$-	$97,302	$-

December 31, 2016
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$16,012	$-
CMO's - agency	-	76,633	-
Total	$-	$92,645	$-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016. There were no assets measured on a non-recurring basis as of June 30, 2017 and December 31, 2016.

Estimated Fair Value of Financial Instruments

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The Company used the following method and assumptions in estimating the fair value of its financial instruments:

Cash and Due from Banks and Interest Earning Deposits: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities. Cash on hand and non-interest due from bank accounts are Level 1 and interest bearing deposits are Level 2.

Securities Available-for-Sale: The fair values for securities available for sale are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Securities, Restricted: It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans resulting in a Level 3 classification. Exceptions may be made for adjustable rate loans (with resets of one year or less), which would be discounted straight to their rate index plus or minus an appropriate spread. The method utilized to determine fair value does not represent exit price.

Accrued Interest Receivable and Payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value resulting in a Level 2 or 3 classification.

Deposits: The estimated fair value of certificates of deposits are based on discounted cash flow calculations that use a replacement cost of funds approach to establishing discount rates for certificates of deposits maturities resulting in a Level 2 classification. Stated value is fair value for all other deposits resulting in a Level 1 classification.

Secured Borrowings: Borrowings represent secured borrowings and carrying value is a reasonable estimate of fair value resulting in a Level 2 classification.

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of June 30, 2017 and 2016

The following tables presents the carrying amounts and fair values of the Company’s financial instruments:

		Fair Value Measurement at June 30, 2017, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and due from banks	$543	$543	$-	$-	$543
Interest earning deposits	39,317	-	39,317	-	39,317
Securities available for sale	97,302	-	97,302	-	97,302
Securities, restricted	1,849	N/A	N/A	N/A	N/A
Loans, net of allowance	303,595	-	-	304,333	304,333
Accrued interest receivable	1,696	-	214	1,482	1,696

Financial Liabilities:
Time deposits	27,640	-	27,563	-	27,563
Demand and other deposits	348,723	348,723	-	-	348,723
Secured borrowings	282	-	282	-	282
Accrued interest payable	3	-	3	-	3

		Fair Value Measurement at December 31, 2016, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and due from banks	$437	$437	$-	$-	$437
Interest earning deposits	42,556	-	42,556	-	42,556
Securities available for sale	92,645	-	92,645	-	92,645
Securities, restricted	1,649	N/A	N/A	N/A	N/A
Loans, net of allowance	275,165	-	-	277,620	277,620
Accrued interest receivable	1,541	-	201	1,340	1,541

Financial Liabilities:
Time deposits	23,955	-	23,930	-	23,930
Demand and other deposits	346,833	346,833	-	-	346,833
Secured borrowings	371	-	371	-	371
Accrued interest payable	3	-	3	-	3

NOTE 7 — Accumulated Other Comprehensive (Loss) Income

The following is changes in accumulated other comprehensive (loss) income by component, net of tax for the six months ending June 30, 2017 and 2016:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2017	2016	2017	2016
Unrealized Gains on Available for Sale Securities
Beginning balance	$(779)	$593	$(884)	$(434)
Other comprehensive income before reclassifications	271	308	376	1,339
Amounts reclassified from accumulated other comprehensive income	-	-	-	(4)
Net current period other comprehensive income	271	308	376	1,335
Ending Balance	$(508)	$901	$(508)	$901

The following represents the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2017, and 2016:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2017	2016	2017	2016

Realized gain on securities sales	$-	$-	$-	$6
Income tax expense	-	-	-	(2)
Total reclassifications, net of tax	$-	$-	$-	$4

NOTE 8 — Subsequent Events

On July 20, 2017, the Company sold 354,580 additional shares of common stock at the public offering price of $14.00 per share pursuant to the underwriter’s overallotment option. The net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses with the overallotment option, were approximately $4,600. The aggregate net proceeds to Esquire from its IPO, including the overallotment shares, after deducting the underwriting discount and estimated offering expenses were approximately $26,300.

On July 31, 2017 the Company and the preferred shareholder agreed to perform an exchange of 66,985 shares of Series B Non-Voting Preferred Shares for 66,985 common shares, par value $0.01. As of July 31, 2017, there are no preferred shares outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the audited consolidated financial statements as of December 31, 2016 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;

•	the impact of any potential strategic transactions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the he Board of Governors of the Federal Reserve System, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our success in increasing our legal and “litigation” market lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	losses suffered by merchants or Independent Sales Organizations with whom we do business;

•	our ability to effectively manage risks related to our merchant services business;

•	our ability to leverage the professional and personal relationships of our board members and advisory board members;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	declines in our merchant processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Jumpstart Our Business Startups Act (the “JOBS Act”), which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	the impairment of our investment securities;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	political instability;

•	acts of war or terrorism;

•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;

•	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

•	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 to the audited consolidated financial statements as of December 31, 2016 included our registration statement on Form S-1 filed with the SEC. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses.   The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All loans, except for consumer loans, are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated as a specific allowance. The measurement of an impaired loan is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a trouble debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

We have identified the following loan segments: Commercial Real Estate, Multifamily, Construction, Commercial, 1 – 4 Family Residential and Consumer. The risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Commercial Real Estate and Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off. The remainder of the loan portfolio is comprised of commercial and consumer loans, which also include commercial Attorney-Related loans and consumer Attorney-Related loans. The primary risks associated with the commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with residential real estate and consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the bank must take possession of the collateral.

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, we may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Income Taxes.   Income taxes are provided for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Emerging Growth Company.   Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have irrevocably elected to adopt new accounting standards within the public company adoption period.

Although we are still evaluating the JOBS Act, we may take advantage of some of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Overview

We are a bank holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended. Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market).

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of merchant processing income and customer related fees and charges. Non-interest expense currently consists primarily of employee compensation and benefits and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities. A complete set of Risk factors are described in the Registration Statement on Form S-1 (File No. 333-218372) declared effective by the Securities and Exchange Commission on June 26, 2017.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets.   Our total assets were $455.8 million at June 30, 2017, an increase of $31.0 million, or 7.3%, from $424.8 million at December 31, 2016. The increase was primarily due to an increase in net loans of $28.4 million, or 10.3%, and an increase in securities of $4.7 million, or 5.0%, partially offset by a decrease in cash and cash equivalents of $3.1 million, or 7.3%.

Cash and Cash Equivalents.   Cash and cash equivalents decreased $3.1 million, or 7.3%, to $39.9 million at June 30, 2017 from $43.0 million at December 31, 2016. The decrease in cash and cash equivalents resulted from increases in loans and securities primarily, partially offset by increases in deposits and capital received as a result of our IPO.

Loans.   At June 30, 2017, net loans were $303.6 million, or 80.7% of total deposits, compared to $275.2 million, or 74.2% of total deposits, at December 31, 2016. Commercial loans increased $12.9 million, or 12.2%, to $119.0 million at June 30, 2017 from $106.1 million at December 31, 2016. Multifamily loans increased $8.6 million, or 10.3%, to $92.0 million at June 30, 2017 from $83.4 million at December 31, 2016, as we took advantage of opportunities to originate and purchase loans meeting our risk profile. Consumer loans increased $10.9, or 103.1%, to $21.5 million at June 30, 2017 from $10.6 million at December 31, 2016. 1 – 4 family residential loans decreased $1.1 million, or 2.3%, to $48.5 million at June 30, 2017 from $49.6 million at December 31, 2016. Construction loans also decreased by $1.3 million, or 22.8%, to $4.3 million at June 30, 2017 from $5.6 million at December 31, 2016. Commercial real estate loans decreased by $1.1 million, or 5.0%, to $21.1 million at June 30, 2017 from $22.2 million at December 31, 2016.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$75,012	69.3%	$63,251	66.6%
Case cost lines of credit	22,810	21.1	21,132	22.3
Term loans	10,316	9.5	9,675	10.2
Post-settlement commercial and other commercial attorney-related loans	70	0.1	894	0.9
Total Commercial Attorney-Related	108,208	100.0%	94,952	100.0%
Consumer Attorney-Related:
Post-settlement consumer loans	13,944	90.2%	3,078	65.4%
Structured settlement loans	1,520	9.8	1,632	34.6
Total Consumer Attorney-Related	15,464	100.0%	4,710	100.0%
Total Attorney-Related Loans	$123,672	100.0%	$99,662	100.0%

The majority of the growth in the portfolio from December 31, 2016 was in our Attorney-Related loans. At June 30, 2017, our Attorney-Related Loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $123.7 million, or 40.4% of our total loan portfolio, compared to $99.7 million at December 31, 2016. At June 30, 2017, our Commercial Attorney-Related Loans totaled $108.2 million, or 87.5% of our total attorney-related loan portfolio and 35.3% of our total loan portfolio, compared to $95.0 million Commercial Attorney-Related Loans at December 31, 2016. As of June 30, 2017, our Consumer Attorney-Related Loans totaled $15.5 million, or 12.5% of our total Attorney-Related Loan portfolio and 5.0% of our total loan portfolio, compared to $4.7 million Consumer Attorney-Related Loans at December 31, 2016.

Securities. Securities available for sale increased $4.7 million, or 5.0%, to $97.3 million at June 30, 2017 from $92.6 million at December 31, 2016. The increase in securities was due to prudent deployment of excess funds into interest earning assets in accordance with our liquidity policy and asset/liability management program.

Funding. Total deposits increased $5.6 million, or 1.5%, to $376.4 million at June 30, 2017 from $370.8 million at December 31, 2016. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $348.7 million at June 30, 2017, or 92.7% of total deposits at that date, compared to $346.8 million or 93.5% of total deposits at December 31, 2016. The Company continued to prudently manage its balance sheet through mass tort deposit sweep programs, maintaining off-balance sheet funds totaling $203.6 million at June 30, 2017.

At June 30, 2017, we had the ability to borrow a total of $78.1 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $14.8 million. At June 30, 2017, we also had $7.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2017.

Equity. Total stockholders’ equity increased $24.8 million, or 47.5%, to $77.0 million at June 30, 2017, from $52.2 million at December 31, 2016. The increase was primarily due to our successful IPO. During the quarter ended June 30, 2017, the Company sold 1,800,000 shares of common stock at $14.00 per share. The offering, prior to the exercise of the underwriter’s overallotment option resulted in net proceeds to the Company of $21.7 million after deducting underwriting discount and offering related expenses.

Average Balance Sheets

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for periods indicated. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent yield adjustments were made, as the effect thereof was not material.

	For the Three Months Ended June 30,
	2017			2016
	(Dollars in thousands)
INTEREST EARNING ASSETS	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Loans	$290,576	$4,062	5.61%	$235,786	$3,446	5.88%
Securities, includes restricted stock	103,702	628	2.43%	80,421	490	2.45%
Interest earning cash	33,156	66	0.80%	36,507	34	0.37%
Total interest earning assets	427,434	4,756	4.46%	352,714	3,970	4.53%

NON-INTEREST EARNING ASSETS
Cash and due from banks	572			501
Other assets	7,942			9,863

TOTAL AVERAGE ASSETS	$435,948			$363,078

INTEREST-BEARING LIABILITIES

Savings, NOW, money markets	$218,466	106	0.19%	$205,441	106	0.21%
Time deposits	25,565	25	0.39%	12,378	20	0.65%
Total deposits	244,031	131	0.22%	217,819	126	0.23%
Secured borrowings	285	5	7.04%	378	6	6.38%
Total interest-bearing liabilities	244,316	136	0.22%	218,197	132	0.24%

NON-INTEREST BEARING LIABILITIES
Demand deposits	135,401			92,320
Other liabilities	1,571			1,284
Total non-interest bearing liabilities	136,972			93,604
Stockholders’ equity	54,660			51,277

TOTAL AVERAGE LIABILITIES AND EQUITY	$435,948			$363,078
Net interest spread		$4,620	4.24%		$3,838	4.28%

Net interest margin			4.34%			4.38%

	For the Six Months Ended June 30,
	2017			2016
	(Dollars in thousands)
INTEREST EARNING ASSETS	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Loans	$284,417	$7,889	5.59%	$231,897	$6,671	5.79%
Securities, includes restricted stock	101,567	1,178	2.34%	82,473	967	2.36%
Interest earning cash	33,520	121	0.73%	32,914	66	0.40%
Total interest earning assets	419,504	9,188	4.42%	347,284	7,704	4.46%

NON-INTEREST EARNING ASSETS
Cash and due from banks	548			527
Other assets	7,609			9,108

TOTAL AVERAGE ASSETS	$427,661			$356,919

INTEREST-BEARING LIABILITIES

Savings, NOW, money markets	$220,351	215	0.20%	$194,510	195	0.20%
Time deposits	21,184	47	0.45%	12,327	26	0.42%
Total deposits	241,535	262	0.22%	206,837	221	0.21%
Secured borrowings	314	11	7.06%	380	13	6.88%
Total interest-bearing liabilities	241,849	273	0.23%	207,217	234	0.23%

NON-INTEREST BEARING LIABILITIES
Demand deposits	130,693			97,535
Other liabilities	1,495			995
Total non-interest bearing liabilities	132,188			98,530
Stockholders’ equity	53,624			51,172

TOTAL AVERAGE LIABILITIES AND EQUITY	$427,661			$356,919
Net interest spread		$8,915	4.19%		$7,470	4.23%

Net interest margin			4.29%			4.33%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate); (2) changes attributable to rate (change in rate multiplied by the prior year’s volume); and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	For the Three Months Ended June 30, 2017 vs. 2016			For the Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$780	$(164)	$616	$1,447	$(229)	$1,218
Securities, includes restricted stock	142	(4)	138	219	(8)	211
Interest earning cash	(3)	35	32	1	54	55
Total interest income	919	(133)	786	1,667	(183)	1,484

Interest paid on:
Savings, NOW, money markets	7	(7)	-	25	(5)	20
Time deposits	15	(10)	5	20	1	21
Total deposits	22	(17)	5	45	(4)	41
Secured borrowings	(2)	1	(1)	(2)	-	(2)
Total interest expense	20	(16)	4	43	(4)	39
Change in net interest income	$899	$(117)	$782	$1,624	$(179)	$1,445

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General.   Net income increased $279,000, or 37.3%, to $1.0 million for the three months ended June 30, 2017 from $748,000 for the three months ended June 30, 2016. The increase resulted from a $782,000 increase in net interest income and a $317,000 increase in non-interest income, which was partially offset by a $645,000 increase in non-interest expense.

Interest Income.   Interest income increased $786,000, or 19.8%, to $4.8 million for the three months ended June 30, 2017 from $4.0 million for the three months ended June 30, 2016. This was primarily attributable to an increase in loans interest income, which increased $616,000, or 17.9%, to $4.1 million for the three months ended June 30, 2017 from $3.4 million for the three months ended June 30, 2016.

The increase in interest income on loans was due to an increase in average loans during the quarter of $54.8 million or 23.2% primarily due to increases in average balance of commercial loans of $26.0 million, multifamily loans of $14.9 million and 1-4 family loans of $16.1 million. Securities interest income also increased due to an increase in the average balance of securities during the quarter of $23.3 million, or 28.9% when compared to the second quarter of 2016. The increase in average securities was due to deployment of excess funds into interest earning assets to improve our overall yields.

Interest Expense.   Interest expense increased $4,000, or 3.0%, to $136,000 for the three months ended June 30, 2017 from $132,000 for the three months ended June 30, 2016, primarily due to increases in average balance of deposits. The average rate we paid on interest bearing deposits remained stable at 0.22% for the three months ended June 30, 2017 compared to 0.23% for the three months ended June 30, 2016.

Net Interest Income.   Net interest income increased $782,000, or 20.4%, to $4.6 million for the three months ended June 30, 2017 from $3.8 million for the three months ended June 30, 2016, primarily due to an increase in average interest earning assets. Our net interest rate spread decreased 4 basis points to 4.24% for the three months ended June 30, 2017 from 4.28% for the three months ended June 30, 2016, while our net interest margin decreased 4 basis points to 4.34% for the three months ended June 30, 2017 from 4.38% for the three months ended June 30, 2016. The modest decline in net interest margin was due to a 7 basis point decrease in the average yield earned on interest earning assets, primarily driven by a reduction in loan yields.

Provision for Loan Losses.   Our provision for loan losses was $300,000 for the three months ended June 30, 2017 compared to $130,000 for the three months ended June 30, 2016. The provisions recorded resulted in an allowance for loan losses of $3.8 million, or 1.24% of total loans at June 30, 2017, compared to $3.4 million, or 1.23% of total loans at December 31, 2016, and $3.1 million, or 1.22% of total loans at June 30, 2016. The higher provision is reflective of loan growth experienced in the Company’s higher yielding commercial and consumer loan categories. As of June 30, 2017 the Company had no delinquent loans or non-performing assets. There were no charge-offs for the quarters ended June 30, 2017 and 2016.

Noninterest Income.   Noninterest income information is as follows:

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$528	$249	$279	112.0%
Merchant processing income	831	793	38	4.8
Gains on sales of securities	-	-	NA	NA
Total noninterest income	$1,359	$1,042	$317	30.4%

Merchant processing income increased primarily due to increases in the number of ISOs and average monthly volumes. Customer related fees and charges have increased primarily due to increases in sweep fee income on off-balance sheet funds as a result of rising interest rates and due to increases in certain loan related administrative fees.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$2,369	$1,985	$384	19.3%
Occupancy and equipment	374	272	102	37.5
Professional and consulting services	516	499	17	3.4
FDIC assessment	42	31	11	35.5
Advertising and marketing	96	99	(3)	(3.0)
Travel and business relations	122	97	25	25.8
OCC assessments	34	28	6	21.4
Data processing	409	339	70	20.6
Other operating expenses	207	174	33	19.0
Total noninterest expense	$4,169	$3,524	$645	18.3%

Employee compensation and benefits increased due to the Company’s continued growth and related hiring efforts as well as increases in salaries. The increase in occupancy and equipment costs was due to the consolidation of administrative offices, executive offices, and employees in the Company’s new corporate headquarters beginning in the fourth quarter of 2016. Data processing expenses increased due to investments in additional technology to support our growth.

Income Tax Expense.   We recorded an income tax expense of $483,000 for the three months ended June 30, 2017, reflecting an effective tax rate of 32.0%, compared to $478,000, or 39.0%, for the three months ended June 30, 2016. The decline in the effective tax rate was a result of tax benefits realized with respect to the exercise of stock options by certain employees and directors in the second quarter of 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General.   Net income increased $451,000, or 32.4%, to $1.8 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016. The increase resulted from a $1.4 million increase in net interest income and a $535,000 increase in non-interest income, which were partially offset by a $1.2 million increase in non-interest expense.

Interest Income.   Interest income increased $1.5 million, or 19.3%, to $9.2 million for the six months ended June 30, 2017 from $7.7 million for the six months ended June 30, 2016. This was primarily attributable to an increase in loans interest income, which increased $1.2 million, or 18.3%, to $7.9 million for the six months ended June 30, 2017 from $6.7 million for the six months ended June 30, 2016.

The increase in interest income on loans was due to an increase in average loans during first six months of $52.5 million or 22.6% primarily due to increases in the average balance of commercial loans of $26.4 million, multifamily loans of $13.3 million and 1-4 family residential loans of $17.9 million. Securities interest income also increased due to an increase in the average balance of securities during the six months of $19.1 million or 23.2% when compared to the first six months of 2016. The increase in average securities was due to deployment of excess funds into interest earning assets to improve our overall yields.

Interest Expense.   Interest expense increased $39,000, or 16.7%, to $273,000 for the six months ended June 30, 2017 from $234,000 for the six months ended June 30, 2016, primarily due to increases in the average balance of deposits. The average rate we paid on interest bearing deposits remained stable at 0.22% for the six months ended June 30, 2017 compared to 0.21% for the six months ended June 30, 2016.

Net Interest Income.   Net interest income increased $1.4 million, or 19.3%, to $8.9 million for the six months ended June 30, 2017 from $7.5 million for the six months ended June 30, 2016, primarily due to an increase in average interest earning assets. Our net interest rate spread decreased 4 basis points to 4.19% for the six months ended June 30, 2017 from 4.23% for the six months ended June 30, 2016. Our net interest margin also decreased 4 basis points to 4.29% for the six months ended June 30, 2017 from 4.33% for the six months ended June 30, 2016. The modest decline in net interest margin was due to a 4 basis point decrease in the average yield earned on interest earning assets, primarily driven by a reduction in loan yields.

Provision for Loan Losses.   Our provision for loan losses was $450,000 for the six months ended June 30, 2017 compared to $275,000 for the six months ended June 30, 2016. The higher provision is reflective of loan growth experienced in the Company’s higher yielding commercial and consumer loan categories. As of June 30, 2017 the Company had no delinquent loans or non-performing assets. Net charge-offs totaled $40,000 for the six months ended June 30, 2017 compared to net recoveries of $26,000 for the six months ended June 30, 2016.

Noninterest Income.   Noninterest income information is as follows:

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$894	$477	$417	87.4%
Merchant processing income	1,670	1,546	124	8.0
Gains on sales of securities	-	6	(6)	(100.0)
Total noninterest income	$2,564	$2,029	$535	26.4%

Merchant processing income increased primarily due to increases in the number of ISOs and average monthly volumes. Customer related fees and charges have increased primarily due to increases in sweep fee income on off-balance sheet funds as a result of rising interest rates and due to increases in certain loan related administrative fees.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$4,714	$3,947	$767	19.4%
Occupancy and equipment	761	553	208	37.6
Professional and consulting services	905	912	(7)	(0.8)
FDIC assessment	84	81	3	3.7
Advertising and marketing	206	243	(37)	(15.2)
Travel and business relations	228	171	57	33.3
OCC assessments	63	54	9	16.7
Data processing	780	678	102	15.0
Other operating expenses	452	305	147	48.2
Total noninterest expense	$8,193	$6,944	$1,249	18.0%

Employee compensation and benefits increased due to the Company’s continued growth and related hiring efforts as well as increases in salaries. The increase in occupancy and equipment costs was due to the consolidation of administrative offices, executive offices, and employees in the Company’s new corporate headquarters in the fourth quarter of 2016.

Income Tax Expense.   We recorded an income tax expense of $994,000 for the six months ended June 30, 2017, reflecting an effective tax rate of 35.0%, compared to $889,000, or 39.0%, for the six months ended June 30, 2016. The decline in the effective tax rate was a result of tax benefits realized with respect to the exercise of stock options by certain employees and directors during the second quarter of 2017.

Management of Market Risk

General.   The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The board of directors of our Bank has oversight of our asset and liability management function, which is managed by our Asset/Liability Management Committee. Our Asset/Liability Management Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Net Interest Income Simulation.   We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.

	At June 30, 2017
Changes in Interest Rates (Basis Points)	Estimated 12- Months Net Interest Income	Change
	(Dollars in thousands)
400	$26,300	5,530
300	24,781	4,011
200	23,326	2,556
100	22,009	1,239
0	20,770	-
-100	18,593	(2,177)
-200	17,472	(3,298)

Economic Value of Equity Simulation.   We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2017.

	At June 30, 2017
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change
	(Dollars in thousands)
400	$85,053	9,673
300	82,920	7,540
200	80,632	5,252
100	78,445	3,065
0	75,380	-
-100	67,532	(7,848)
-200	56,493	(18,887)

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates, and actual results may also differ due to any actions taken in response to the changing rates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $39.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $97.3 million at June 30, 2017.

At June 30, 2017, we had the ability to borrow a total of $78.1 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $14.8 million. At June 30, 2017, we also had $7.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2017.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

At June 30, 2017, we had $11.3 million in loan commitments outstanding, which include $1.6 million in standby letters of credit.

Certificates of deposit due within one year of June 30, 2017 totaled $24.9 million, or 6.6% of total deposits. At June 30, 2017, total certificates of deposit were $27.6 million or 7.3% of total deposits.

Our primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the six months ended June 30, 2017, we originated, participated or purchased $69.6 million of loans and $15.4 million of securities. During the six months ended June 30, 2016, we originated, participated or purchased $50.7 million of loans and purchased $5.0 million of securities.

Financing activities consist primarily of activity in deposit accounts. We experienced an increase in total deposits of $5.6 million from December 31, 2016. We generate deposits from law firms, other local businesses, and individuals through client referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are generally successful in having law firm borrowers maintain their entire banking relationship with us. The high level of transaction accounts is expected to be maintained. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. We also prudently manage our balance sheet through our mass tort deposit sweep program, maintaining off-balance sheet funds totaling $203.6 million at June 30, 2017.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2017, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used to support the growth in Esquire Bank’s loan portfolio, including the possibility of making larger loans due to the increased lending limits, to finance potential strategic acquisitions to the extent such opportunities arise and for other general corporate purposes, which could include other growth initiatives.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At June 30, 2017, Esquire Bank was classified as “well capitalized.”

On November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank, requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 Leverage Capital at least equal to 9%, Tier 1 Risk-Based Capital at least equal to 11%, and Total Risk-Based Capital at least equal to 13%.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

	“Well Capitalized”	For Capital Adequacy Purposes Minimum Capital with Conservation Buffer	Actual At June 30, 2017
Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.94%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.25%	15.63%

Total Risk-based Capital Ratio
Bank	10.00%	9.25%	15.63%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	5.75%	16.79%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for Esquire Bank. When fully phased in on January 1, 2019, the Basel Rules will require Esquire Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of June 30, 2017.

Contractual Maturities as of June 30, 2017
	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$454	$797	$838	$2,010	$4,099
Time deposits	24,902	2,738	-	-	27,640
Total	$25,356	$3,535	$838	$2,010	$31,739

Off-Balance Sheet Arrangements.   We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2 of this quarterly report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide information relating to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	On June 26, 2017, our Registration Statement on Form S-1 (File No. 333-218372) was declared effective by the SEC for our initial public offering of our common stock, pursuant to which the Company sold 1,800,000 shares and selling stockholders sold 563,873 shares of Esquire common stock, for an aggregate of 2,363,873 shares of our common stock, at a public offering price of $14.00 per share. We received aggregate net proceeds of approximately $21.7 million, after deducting underwriter discounts and commissions paid by us of approximately $1.8 million and other offering expenses of approximately $1.7 million. The offering commenced on June 26, 2017 and closed on June 30, 2017. On July 20, 2017 the Company sold 354,580 additional shares of common stock at the public offering price of $14.00 per share pursuant to the underwriter’s overallotment option. The net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses associated with the overallotment option, were approximately $4.6 million. Following the completion of the underwriter’s overallotment option shares, the offering terminated with all of the shares that were registered in the IPO being sold. The net proceeds retained by the Company have been deposited with the Bank. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. Sandler O’Neill & Partners, L.P. acted as sole book-running manager for the offering.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.2	Articles Supplementary of Series B Non-Voting Preferred Stock of Esquire Financial Holdings, Inc. (2)

3.3	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(2)	Incorporated by reference to Exhibit 3.2 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(3)	Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date:	August 14, 2017	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date:	August 14, 2017	/s/ Eric S. Bader
Eric S. Bader
Executive Vice President, Chief Financial Officer and Treasurer

