Form 10-Q
period 2017-09-30
Esquire Financial Holdings, Inc.
filed 2017-11-14
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2017, there were 7,326,536 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$771	$437
Interest earning deposits	30,675	42,556
Total cash and cash equivalents	31,446	42,993

Securities available-for-sale, at fair value	107,816	92,645
Securities, restricted, at cost	1,883	1,649

Loans	328,670	278,578
Less: allowance for loan losses	(4,084)	(3,413)
Loans, net	324,586	275,165

Premises and equipment, net	2,627	2,767
Accrued interest receivable	2,197	1,541
Deferred tax asset	2,452	3,108
Other assets	7,768	4,965
Total assets	$480,775	$424,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$136,196	$124,990
Savings, NOW and money market	231,303	221,843
Time	27,422	23,955
Total deposits	394,921	370,788

Secured borrowings	280	371
Accrued expenses and other liabilities	2,321	1,488
Total liabilities	397,522	372,647

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred Stock, par value $0.01; authorized 2,000,000 shares; issued and outstanding 0 shares at September 30, 2017 and 66,985 shares (non-voting) at December 31, 2016	-	1
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,326,536 shares at September 30, 2017, and 5,002,950 shares at December 31, 2016	73	50
Additional paid-in capital	86,527	58,845
Retained deficit	(2,843)	(5,826)
Accumulated other comprehensive loss	(504)	(884)
Total stockholders’ equity	83,253	52,186
Total liabilities and stockholders’ equity	$480,775	$424,833

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$4,630	$3,539	$12,519	$10,210
Securities	631	498	1,809	1,465
Interest earning deposits and other	93	39	214	104
Total interest income	5,354	4,076	14,542	11,779
Interest expense:
Savings, NOW and money market deposits	101	111	316	307
Time deposits	22	23	70	48
Borrowings	5	6	16	19
Total interest expense	128	140	402	374

Net interest income	5,226	3,936	14,140	11,405
Provision for loan losses	275	180	725	455
Net interest income after provision for loan losses	4,951	3,756	13,415	10,950

Non-interest income:
Customer related fees and service charges	548	283	1,442	761
Merchant processing income	797	774	2,467	2,320
Net gains on sales of available-for-sale securities	-	-	-	6
Total non-interest income	1,345	1,057	3,909	3,087

Non-interest expense:
Employee compensation and benefits	2,466	2,114	7,180	6,061
Occupancy and equipment, net	393	359	1,155	912
Professional and consulting services	548	393	1,453	1,305
FDIC assessment	42	37	126	118
Advertising and marketing	134	90	340	333
Travel and business relations	92	95	320	266
OCC assessments	31	27	94	81
Data processing	466	302	1,245	981
Other operating expenses	253	203	705	506
Total non-interest expense	4,425	3,620	12,618	10,563

Net income before income taxes	1,871	1,193	4,706	3,474
Income tax expense	730	453	1,723	1,343

Net income	$1,141	$740	$2,983	$2,131

Earnings per common share
Basic	$0.16	$0.15	$0.51	$0.42
Diluted	$0.16	$0.14	$0.51	$0.42

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,141	$740	$2,983	$2,131
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on securities available for sale	(1)	(358)	623	1,836
Reclassification adjustment for net gains included in net income	-	-	-	(6)
Tax effect	5	140	(243)	(713)
Total other comprehensive income (loss)	4	(218)	380	1,117
Total comprehensive income	$1,145	$522	$3,363	$3,248

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred shares	Common shares	Preferred stock	Common stock	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' equity

Balance at January 1, 2017	66,985	5,002,950	$1	$50	$58,845	$(5,826)	$(884)	$52,186

Net income	-	-	-	-	-	2,983	-	2,983
Other comprehensive income	-	-	-	-	-	-	380	380
Conversion of preferred stock	(66,985)	66,985	(1)	1	-	-	-	-
Exercise of stock options, net of share settlement	-	101,941	-	1	941	-	-	942
Issuance of common stock, net of issuance costs	-	2,154,660	-	21	26,320	-	-	26,341
Options expense	-	-	-	-	421	-	-	421

Balance at September 30, 2017	-	7,326,536	$-	$73	$86,527	$(2,843)	$(504)	$83,253

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,983	$2,131
Adjustments to reconcile net income to
Net cash provided by operating activities:
Provision for loan losses	725	455
Net gains on sales of available-for-sale securities	-	(6)
Depreciation	308	136
Stock options expense	421	249
Net amortization:
Securities	296	215
Loans	470	325
Changes in other assets and liabilities:
Accrued interest receivable	(656)	(138)
Deferred tax asset	413	(1,051)
Other assets	(2,803)	(1,275)
Accrued expenses and other liabilities	833	12
Net cash provided by operating activities	2,990	1,053

Cash flows from investing activities:
Net change in loans	(50,616)	(43,567)
Purchases of securities available for sale	(31,446)	(23,066)
Proceeds of sales of securities available for sale	-	4,068
Principal repayments on securities available for sale	16,602	8,402
Purchases of securities, restricted	(234)	(200)
Other assets	-	1,249
Purchases of premises and equipment	(168)	(2,145)
Net cash used in investing activities	(65,862)	(55,259)

Cash flows from financing activities:
Net increase in deposits	24,133	51,629
Decrease in secured borrowings	(91)	(8)
Exercise of stock options	942	-
Proceeds from issuance of common stock	26,341	1
Net cash provided by financing activities	51,325	51,622

Decrease in cash and cash equivalents	(11,547)	(2,584)

Cash and cash equivalents at beginning of the period	42,993	33,154

Cash and cash equivalents at end of the period	$31,446	$30,570

(Continued)

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$398	$373
Income taxes	2,330	111

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2016 and 2015. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Subsequent Events

The Bank has evaluated subsequent events for recognition and disclosure through the date of issuance.

Secured Borrowing

The Company had a secured borrowing of $280 and $371 as of September 30, 2017 and December 31, 2016, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

Preferred Stock

In July of 2017, the Company and the preferred shareholder agreed to perform an exchange of 66,985 shares of 0.00% of Series B non-voting preferred shares for 66,985 voting common shares, par value $0.01. As of September 30, 2017 there are no preferred shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the consolidated financial statements.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2016, the (Financial Accounting Standards Board FASB) deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018. Management has identified the revenue streams that are in scope, which includes merchants processing income and other categories of noninterest income. We are in process of establishing a control structure to manage the implementation of the ASU with respect to new revenue streams. We are in process of evaluating the impact of the ASU with respect to financial statement disclosures. We do not expect the ASU to have a significant impact on our operating results or financial condition.

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

On February 25, 2016, the FASB completed its Leases project by issuing ASU No. 2017-02, “Leases (Topic 842).” The new guidance affects any organization that enters into a lease, or sublease, with some specified exemptions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will also require expanded disclosures and will take effect for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact of the ASU on its financial condition and results of operations.

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

NOTE 2 — Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2017
Mortgage-backed securities - agency	$20,747	$19	$(233)	$20,533
Collateralized mortgage obligations (CMO's) - agency	87,895	176	(788)	87,283
Total available-for-sale	$108,642	$195	$(1,021)	$107,816

December 31, 2016
Mortgage-backed securities - agency	$16,417	$12	$(417)	$16,012
Collateralized mortgage obligations (CMO's) - agency	77,677	56	(1,100)	76,633
Total available-for-sale	$94,094	$68	$(1,517)	$92,645

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. We have no securities due at a single maturity.

	September 30, 2017
	Amortized Cost	Fair Value
Mortgage-backed securities - agency	$20,747	$20,533
CMO's - agency	87,895	87,283
Total	$108,642	$107,816

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

When purchasing investment securities, the Company’s overall interest-rate risk profile is considered as well as the adequacy of expected returns relative to risks assumed, including prepayments. In continuously managing the investment securities portfolio, management occasionally sells investment securities in response to, or in anticipation of, changes in interest rates and spreads, actual or anticipated prepayments, liquidity needs and credit risk associated with a particular security.

The proceeds from sales and calls of securities and the associated gains and losses are listed below for the periods indicated:

	For the three months ended,		For the nine months ended,
	September 30,		September 30,
	2017	2016	2017	2016

Proceeds	$-	$-	$-	$4,068
Gross gains	-	-	-	6
Gross losses	-	-	-	-

The tax provision related to the realized gain was $2 for the nine months ended September 30, 2016.

At September 30, 2017, securities having a fair value of $87,283 were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $82,978. At December 31, 2016, securities having a fair value of approximately $76,633 were pledged to the FHLB for borrowing capacity totaling $72,837. At September 30, 2017 and December 31, 2016, the Company had no outstanding FHLB advances.

At September 30, 2017, securities having a fair value of $20,533 were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $20,151. At December 31, 2016, securities having a fair value of approximately $16,012 were pledged to the FRB for borrowing capacity totaling $15,580. At September 30, 2017 and December 31, 2016, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
Mortgage-backed securities - agency	$17,236	$(217)	$1,487	$(16)	$18,723	$(233)
CMO's - Agency	46,173	(615)	9,108	(173)	55,281	(788)
Total temporarily impaired securities	$63,409	$(832)	$10,595	$(189)	$74,004	$(1,021)

December 31, 2016
Mortgage-backed securities - agency	$13,936	$(417)	$-	$-	$13,936	$(417)
CMO's - Agency	50,269	(859)	5,973	(241)	56,242	(1,100)
Total temporarily impaired securities	$64,205	$(1,276)	$5,973	$(241)	$70,178	$(1,517)

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

At September 30, 2017, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2017.

No impairment charges were recorded for the three and nine months ended September 30, 2017 and 2016.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	September 30, 2017	% of Total	December 31, 2016	% of Total
1-4 family residential	$51,625	16%	$49,597	18%
Commercial	125,581	38%	106,064	38%
Multifamily	93,246	29%	83,410	30%
Commercial real estate	22,500	7%	22,198	8%
Construction	4,480	1%	5,610	2%
Consumer	30,047	9%	10,571	4%
Total Loans	327,479	100%	277,450	100%

Deferred costs and unearned premiums, net	1,191		1,128
Allowance for loan losses	(4,084)		(3,413)
Net loans	$324,586		$275,165

The following tables present the activity in the allowance for loan losses by class for the three months ending September 30, 2017 and 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
September 30, 2017
Allowance for loan losses:
Beginning balance	$358	$2,154	$664	$226	$109	$312	$3,823
Provision for loan losses	25	71	13	14	3	149	275
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	(14)	-	-	-	-	(14)

Total ending allowance balance	$383	$2,211	$677	$240	$112	$461	$4,084

September 30, 2016
Allowance for loan losses:
Beginning balance	$319	$1,735	$552	$218	$164	$112	$3,100
Provision (credit) for loan losses	35	122	93	(52)	(23)	5	180
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	(7)	(7)

Total ending allowance balance	$354	$1,857	$645	$166	$141	$110	$3,273

The following tables present the activity in the allowance for loan losses by class for the nine months ending September 30, 2017 and 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
September 30, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	23	291	56	2	(29)	382	725
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	(14)	-	-	-	(40)	(54)

Total ending allowance balance	$383	$2,211	$677	$240	$112	$461	$4,084

September 30, 2016
Allowance for loan losses:
Beginning balance	$213	$1,536	$533	$230	$134	$153	$2,799
Provision (credit) for loan losses	141	295	112	(64)	7	(36)	455
Recoveries	-	26	-	-	-	-	26
Loans charged-off	-	-	-	-	-	(7)	(7)

Total ending allowance balance	$354	$1,857	$645	$166	$141	$110	$3,273

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2017 and December 31, 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
September 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	383	2,211	677	240	112	461	4,084

Total ending allowance balance	$383	$2,211	$677	$240	$112	$461	$4,084

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	51,625	125,581	93,246	22,500	4,480	30,047	327,479

Total ending loans balance	$51,625	$125,581	$93,246	$22,500	$4,480	$30,047	$327,479

Recorded investment is not adjusted for accrued interest and deferred costs due to immateriality.

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	360	1,934	621	238	141	119	3,413

Total ending allowance balance	$360	$1,934	$621	$238	$141	$119	$3,413

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	49,597	106,064	83,410	22,198	5,610	10,571	277,450

Total ending loans balance	$49,597	$106,064	$83,410	$22,198	$5,610	$10,571	$277,450

Non-Performing Loans

Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At September 30, 2017 and December 31, 2016, none of the Company’s loans met these conditions.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2017
1-4 family residential	$-	$-	$-	$-	$51,625	$51,625
Commercial	-	-	-	-	125,581	125,581
Multifamily	-	-	-	-	93,246	93,246
Commercial real estate	-	-	-	-	22,500	22,500
Construction	-	-	-	-	4,480	4,480
Consumer	-	-	-	-	30,047	30,047
Total	$-	$-	$-	$-	$327,479	$327,479

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2016
1-4 family residential	$203	$-	$-	$203	$49,394	$49,597
Commercial	-	-	-	-	106,064	106,064
Multifamily	-	-	-	-	83,410	83,410
Commercial real estate	-	-	-	-	22,198	22,198
Construction	-	-	-	-	5,610	5,610
Consumer	-	-	-	-	10,571	10,571
Total	$203	$-	$-	$203	$277,247	$277,450

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

The Company uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
September 30, 2017
1-4 family residential	$51,625	$-	$-	$-
Commercial	117,931	7,650	-	-
Multifamily	93,246	-	-	-
Commercial real estate	22,500	-	-	-
Construction	4,480	-	-	-
Consumer	30,047	-	-	-
Total	$319,829	$7,650	$-	$-

	Pass	Special Mention	Substandard	Doubtful
December 31, 2016
1-4 family residential	$49,597	$-	$-	$-
Commercial	105,777	287	-	-
Multifamily	83,410	-	-	-
Commercial real estate	22,198	-	-	-
Construction	5,610	-	-	-
Consumer	10,571	-	-	-
Total	$277,163	$287	$-	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at September 30, 2017 and December 31, 2016. Furthermore, there were no loan modifications during the three and nine months ended September 30, 2017 and 2016 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

NOTE 4 — Share-Based Payment Plans

Stock Option Plan

The Company issues incentive and non-statutory stock options (”options”) to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Options to purchase common stock are recommended by the Compensation Committee of the Board of Directors, which are then approved by the full Board.

At September 30, 2017, there are options outstanding from two plans, the 2007 Stock Option Plan (“the 2007 Plan”) and the 2011 Stock Compensation Plan (“the 2011 Plan”). The 2007 Plan allowed for a maximum of 270,000 shares of common stock to be issued. The 2007 Plan expired in May of 2017. The 2011 Plan allows for 754,607 shares to be issued, of which 750,545 have been issued as of September 30, 2017.

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

There were no stock options granted during the three and nine months ended September 30, 2017. The fair value of options granted during the three and nine months ended September 30, 2016 was determined using the following weighted average assumptions as of the grant date:

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Risk-Free Interest Rate	1.43%	1.44%
Expected Term	84 months	84 months
Expected Stock Price Volatility	24.1%	24.1%
Dividend Yield	0.0%	0.0%

Weighted Average Fair Value	$3.61	$3.61

The following table presents a summary of the activity related to options as of September 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
September 30, 2017
Outstanding at beginning of year	1,024,045	$12.13

Granted	-	-
Exercised	(132,120)	10.61
Forfeited	(11,000)	11.36

Outstanding at period end	880,925	$12.36	7.40
Vested or expected to vest	880,925	$12.36	7.40
Exercisable at period end	352,480	$12.16	5.91

The Company recognized compensation expense related to options of $133 and $97 for the three months ended September 30, 2017 and 2016, respectively. The Company recognized compensation expense related to options of $421 and $249 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, unrecognized compensation cost related to non-vested options was approximately $1,749 and is expected to be recognized over a weighted average period of 3.36 years. The intrinsic value for outstanding options and options vested or expected to vest was $3,151, and was $1,296 for exercisable options, at September 30, 2017.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic
Net income available to common shareholders	$1,141	$740	$2,983	$2,131
Less: Earnings allocated to preferred stock	3	10	27	53
Net income allocated to common shareholders	$1,138	$730	$2,956	$2,078
Weighted average common shares outstanding	7,212,603	5,002,950	5,771,627	4,943,783
Basic earnings per common share	$0.16	$0.15	$0.51	$0.42

Diluted
Net income allocated to common shareholders for basic earnings per share	$1,138	$730	$2,956	$2,078
Weighted average shares outstanding for basic earnings per common share	7,212,603	5,002,950	5,771,627	4,943,783
Add: Dilutive effects of assumed exercises of stock options	56,913	35,281	38,183	35,281
Average shares and dilutive potential common shares	7,269,516	5,038,231	5,809,810	4,979,064
Diluted earnings per common share	$0.16	$0.14	$0.51	$0.42

Stock options not considered in computing diluted earnings per share because they were anti-dilutive	298,181	790,095	707,397	790,095

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$20,533	$-
CMO's - agency	-	$87,283	-
Total	$-	$107,816	$-

December 31, 2016
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$16,012	$-
CMO's - agency	-	76,633	-
Total	$-	$92,645	$-

There were no transfers between Level 1 and Level 2 during the year. There were no assets measured on a non-recurring basis as of September 30, 2017 and December 31, 2016.

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

Off-Balance-Sheet Liabilities: The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of September 30, 2017 and 2016.

The following tables presents the carrying amounts and fair values of the Company’s financial instruments:

		Fair Value Measurement at September 30, 2017, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and due from banks	$771	$771	$-	$-	$771
Interest earning deposits	30,675	-	30,675	-	30,675
Securities available for sale	107,816	-	107,816	-	107,816
Securities, restricted	1,883	N/A	N/A	N/A	N/A
Loans, net of allowance	324,586	-	-	325,264	325,264
Accrued interest receivable	2,197	-	260	1,937	2,197

Financial Liabilities:
Certificates of deposit	27,422	-	27,373	-	27,373
Demand and other deposits	367,499	367,499	-	-	367,499
Secured borrowings	280	-	280	-	280
Accrued interest payable	7	-	7	-	7

		Fair Value Measurement at December 31, 2016, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and due from banks	$437	$437	$-	$-	$437
Interest earning deposits	42,556	-	42,556	-	42,556
Securities available for sale	92,645	-	92,645	-	92,645
Securities, restricted	1,649	N/A	N/A	N/A	N/A
Loans, net of allowance	275,165	-	-	277,620	277,620
Accrued interest receivable	1,541	-	201	1,340	1,541

Financial Liabilities:
Certificates of deposit	23,955	-	23,930	-	23,930
Demand and other deposits	346,833	346,833	-	-	346,833
Secured borrowings	371	-	371	-	371
Accrued interest payable	3	-	3	-	3

NOTE 7 — Accumulated Other Comprehensive (Loss) Income

The following is changes in accumulated other comprehensive (loss) income by component, net of tax for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Unrealized Losses on Available for Sale Securities
Beginning balance	$(508)	$901	$(884)	$(434)
Other comprehensive income (loss) before reclassifications	4	(218)	380	1,121
Amounts reclassified from accumulated other comprehensive income	-	-	-	(4)
Net current period other comprehensive income (loss)	4	(218)	380	1,117
Ending balance	$(504)	$683	$(504)	$683

The following represents the reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2017, and 2016:

					Affected Line in
					the
	Three months ended		Nine months ended		Consolidated
	September 30,		September 30,		Statements of
	2017	2016	2017	2016	Income
Realized gain on securities sales	$-	$-	$-	$6	Net gains on securities available for sale
Income tax expense	-	-	-	(2)	Income tax expense
Total reclassifications, net of tax	$-	$-	$-	$4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;

•	the impact of any potential strategic transactions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our success in increasing our legal and “litigation” market lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	losses suffered by merchants or Independent Sales Organizations with whom we do business;

•	our ability to effectively manage risks related to our merchant services business;

•	our ability to leverage the professional and personal relationships of our board members and advisory board members;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	declines in our merchant processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Jumpstart Our Business Startups Act (the “JOBS Act”), which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	the impairment of our investment securities;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	political instability;

•	acts of war or terrorism;

•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;

•	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

•	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 to the audited consolidated financial statements included in our registration statement on Form S-1. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets.   Our total assets were $480.8 million at September 30, 2017, an increase of $56.0 million, or 13.2%, from $424.8 million at December 31, 2016. The increase was primarily due to an increase in loans of $49.4 million, or 23.9% annualized, and an increase in securities of $15.2 million, or 16.4%, partially offset by a decrease in cash and cash equivalents of $11.5 million, or 26.9%.

Cash and Cash Equivalents.   Cash and cash equivalents decreased $11.5 million, or 26.9%, to $31.4 million at September 30, 2017 from $43.0 million at December 31, 2016. The decrease in cash and cash equivalents resulted from increases in loans and securities, partially offset by cash received as a result of our IPO and increases in deposits.

Loan Portfolio Analysis.   At September 30, 2017, net loans were $324.6 million, or 67.5% of total assets, compared to $275.2 million, or 64.8% of total assets, at December 31, 2016. Commercial loans increased $19.5 million, or 18.4%, to $125.6 million at September 30, 2017 from $106.1 million at December 31, 2016. Multifamily loans increased $9.8 million, or 11.8%, to $93.2 million at September 30, 2017 from $83.4 million at December 31, 2016. Consumer loans increased $19.5, or 184.2%, to $30.0 million at September 30, 2017 from $10.6 million at December 31, 2016. 1 – 4 family residential loans increased $2.0 million, or 4.1%, to $51.6 million at September 30, 2017 from $49.6 million at December 31, 2016. Construction loans decreased by $1.1 million, or 20.1%, to $4.5 million at September 30, 2017 from $5.6 million at December 31, 2016. Commercial real estate loans increased by $302,000, or 1.4%, to $22.5 million at September 30, 2017 from $22.2 million at December 31, 2016.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$78,301	56.5%	$63,251	63.5%
Case cost lines of credit	23,387	16.9	21,132	21.2
Term loans	12,567	9.1	9,675	9.7
Post-settlement commercial and other commercial attorney-related loans	20	0.0	894	0.9
Total Commercial Attorney-Related	114,275	82.5%	94,952	95.3%
Consumer Attorney-Related:
Post-settlement consumer loans	22,894	16.5%	3,078	3.1%
Structured settlement loans	1,443	1.0	1,632	1.6
Total Consumer Attorney-Related	24,337	17.5%	4,710	4.7%
Total Attorney-Related Loans	$138,612	100.0%	$99,662	100.0%

The majority of the growth in the portfolio from December 31, 2016 was in our Attorney-Related loans. At September 30, 2017, our Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $138.6 million, or 42.3% of our total loan portfolio, compared to $99.7 million at December 31, 2016. At September 30, 2017, our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans, totaled $114.3 million, or 82.5% of our total attorney-related loan portfolio and 34.9% of our total loan portfolio, compared to $95.0 million Commercial Attorney-Related Loans at December 31, 2016. As of September 30, 2017, our Consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans, totaled $24.3 million, or 17.5% of our total Attorney-Related Loan portfolio and 7.4% of our total loan portfolio, compared to $4.7 million Consumer Attorney-Related Loans at December 31, 2016.

Allowance for Loan Losses. At September 30, 2017 the allowance for loan losses was $4.1 million or 1.24% of total loans compared to $3.4 million or 1.23% of total loans as of December 31, 2016. Loans rated special mention increased to $7.7 million from $287,000 at December 31, 2016. The increase primarily relates to the downgrade of one commercial attorney related relationship totaling $6.8 million. The downgrade was a result of an anticipated temporary shortfall of the firm’s current cash flow position. The loans are current and remain well collateralized with a loan to net fee value of 16.8%. Overall, asset quality continues to be strong. At September 30, 2017 and December 31, 2016, the Company had no impaired loans, troubled-debt restructurings, or loans rated substandard or doubtful.

Securities. Securities available for sale increased $15.2 million, or 16.4%, to $107.8 million at September 30, 2017 from $92.6 million at December 31, 2016. The increase in securities was due to prudent deployment of funds into interest earning assets in accordance with our liquidity policy and asset/liability management program.

Funding. Total deposits increased $24.1 million, or 8.7% annualized, to $394.9 million at September 30, 2017 from $370.8 million at December 31, 2016. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $367.5 million at September 30, 2017, or 93.1% of total deposits at that date, compared to $346.8 million at December 31, 2016.

At September 30, 2017, we had the ability to borrow a total of $83.0 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $20.2 million. At September 30, 2017, we also had a $3.5 million and $4.0 million line of credit with Atlantic Community Bankers’ Bank and Zions Bank, respectively. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2017 or December 31, 2016.

Total stockholders’ equity increased $31.1 million, or 59.5%, to $83.3 million at September 30, 2017, from $52.2 million at December 31, 2016. The increase was primarily due to our successful IPO. The Company sold 2,154,580 newly issued shares of common stock at $14.00 per share. The offering resulted in net proceeds to the Company of $26.3 million after deducting underwriting discount and offering related expenses.

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

	For the Three Months Ended September 30,
	2017			2016
	(Dollars in thousands)
INTEREST EARNING ASSETS	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Loans	$315,005	$4,630	5.83%	$252,563	$3,539	5.57%
Securities, includes restricted stock	108,168	631	2.31%	89,422	498	2.22%
Interest earning cash	34,471	93	1.07%	35,001	39	0.44%
Total interest earning assets	457,644	5,354	4.64%	376,986	4,076	4.30%

NON-INTEREST EARNING ASSETS
Cash and due from banks	537			599
Other assets	7,711			8,788

TOTAL AVERAGE ASSETS	$465,892			$386,373

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$212,535	101	0.19%	$209,182	111	0.21%
Time deposits	27,430	22	0.32%	19,412	23	0.47%
Total deposits	239,965	123	0.20%	228,594	134	0.23%
Secured borrowings	284	5	6.98%	377	6	6.33%
Total interest-bearing liabilities	240,249	128	0.21%	228,971	140	0.24%

NON-INTEREST BEARING LIABILITIES
Demand deposits	142,086			103,920
Other liabilities	2,192			1,026
Total non-interest bearing liabilities	144,278			104,946
Stockholders’ equity	81,365			52,456

TOTAL AVERAGE LIABILITIES AND EQUITY	$465,892			$386,373
Net interest spread		$5,226	4.43%		$3,936	4.06%

Net interest margin			4.53%			4.15%

	For the Nine Months Ended September 30,
	2017			2016
	(Dollars in thousands)
INTEREST EARNING ASSETS	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Loans	$294,725	$12,519	5.68%	$238,836	$10,210	5.71%
Securities, includes restricted stock	103,792	1,809	2.33%	84,806	1,465	2.31%
Interest earning cash	33,840	214	0.85%	33,615	104	0.41%
Total interest earning assets	432,357	14,542	4.50%	357,257	11,779	4.40%

NON-INTEREST EARNING ASSETS
Cash and due from banks	544			551
Other assets	7,646			9,098

TOTAL AVERAGE ASSETS	$440,547			$366,906

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$217,717	316	0.19%	$199,436	307	0.21%
Time deposits	23,289	70	0.40%	14,706	48	0.44%
Total deposits	241,006	386	0.21%	214,142	355	0.22%
Secured borrowings	304	16	7.04%	379	19	6.70%
Total interest-bearing liabilities	241,310	402	0.22%	214,521	374	0.23%

NON-INTEREST BEARING LIABILITIES
Demand deposits	134,533			99,187
Other liabilities	1,730			1,007
Total non-interest bearing liabilities	136,263			100,194
Stockholders’ equity	62,974			52,191

TOTAL AVERAGE LIABILITIES AND EQUITY	$440,547			$366,906
Net interest spread		$14,140	4.27%		$11,405	4.17%

Net interest margin			4.37%			4.26%

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

	For the Three Months Ended September 30, 2017 vs. 2016			For the Nine Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) due to		Total Increase	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$920	$171	$1,091	$2,365	$(56)	$2,309
Securities, includes restricted stock	110	23	133	329	15	344
Interest earning cash	(1)	55	54	1	109	110
Total interest income	1,029	249	1,278	2,695	68	2,763

Interest paid on:
Savings, NOW, Money Markets	2	(12)	(10)	27	(18)	9
Time deposits	8	(9)	(1)	26	(4)	22
Total deposits	10	(21)	(11)	53	(22)	31
Secured borrowings	(2)	1	(1)	(4)	1	(3)
Total interest expense	8	(20)	(12)	49	(21)	28
Change in net interest income	$1,021	$269	$1,290	$2,646	$89	$2,735

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General.   Net income increased $401,000, or 54.2%, to $1.1 million for the three months ended September 30, 2017 from $740,000 for the three months ended September 30, 2016. The increase resulted from a $1.3 million increase in net interest income and a $288,000 increase in non-interest income, which were partially offset by a $805,000 increase in non-interest expense.

Interest Income.   Interest income increased $1.3 million, or 31.4%, to $5.4 million for the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016. This was primarily attributable to an increase in loan interest income, which increased $1.1 million, or 30.8%, to $4.6 million for the three months ended September 30, 2017 from $3.5 million for the three months ended September 30, 2016.

The increase in interest income on loans was due to an increase in average loans during the quarter of $62.4 million or 24.7% as well as a 26 basis point increase in the average rate of loans. Securities interest income also increased due to an increase in the average balance of securities during the quarter of $18.7 million or 21.0% and a 9 basis point increase in the average rate of securities when compared to the third quarter of 2016.

Interest Expense.   Interest expense decreased $12,000, or 8.6%, to $128,000 for the three months ended September 30, 2017 from $140,000 for the three months ended September 30, 2016. The average rate we paid on interest bearing deposits decreased to 0.20% for the three months ended September 30, 2017 compared to 0.23% for the three months ended September 30, 2016.

Net Interest Income.   Net interest income increased $1.3 million, or 32.8%, to $5.2 million for the three months ended September 30, 2017 from $3.9 million for the three months ended September 30, 2016. Our net interest rate spread increased 37 basis points to 4.43% for the three months ended September 30, 2017 from 4.06% for the three months ended September 30, 2016, while our net interest margin increased 38 basis points to 4.53% for the three months ended September 30, 2017 from 4.15% for the three months ended September 30, 2016. The increase in net interest margin was due to a 34 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields due to growth in our higher yielding consumer post-settlement and commercial loan categories.

Provision for Loan Losses.   Our provision for loan losses was $275,000 for the three months ended September 30, 2017 compared to $180,000 for the three months ended September 30, 2016. The provisions recorded resulted in an allowance for loan losses of $4.1 million, or 1.24% of total loans at September 30, 2017, compared to $3.3 million, or 1.22% of total loans at September 30, 2016. The higher provision is reflective of loan growth experienced in the Company’s higher yielding commercial and consumer loan categories. As of September 30, 2017 the Company had no delinquent loans or non-performing assets.

Noninterest Income.   Noninterest income information is as follows:

	For the Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$548	$283	$265	93.6%
Merchant processing income	797	774	23	3.0
Gains of sales of securities	-	-	NA	NA
Total noninterest income	$1,345	$1,057	$288	27.2%

Merchant processing income increased primarily due to increases in the number of ISOs and average monthly volumes. Customer related fees and charges have also increased primarily due to increases in sweep fee income on off-balance sheet funds as a result of rising rates.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$2,466	$2,114	$352	16.7%
Occupancy and equipment	393	359	34	9.5
Professional and consulting services	548	393	155	39.4
FDIC assessment	42	37	5	13.5
Advertising and marketing	134	90	44	48.9
Travel and business relations	92	95	(3)	(3.2)
OCC assessments	31	27	4	14.8
Data processing	466	302	164	54.3
Other operating expenses	253	203	50	24.6
Total noninterest expense	$4,425	$3,620	$805	22.2%

Employee compensation and benefits increased due to the Company’s continued growth and related hiring efforts as well as increases in current salaries. The increase in professional and consulting services was due primarily to additional costs related to being a public company. The increase in data processing costs was due to investments in technology to support our future growth initiatives.

Income Tax Expense.   We recorded income tax expense of $730,000 for the three months ended September 30, 2017, reflecting an effective tax rate of 39.0%, compared to $453,000, or 38.0%, for the three months ended September 30, 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General.   Net income increased $852,000, or 40.0%, to $3.0 million for the nine months ended September 30, 2017 from $2.1 million for the nine months ended September 30, 2016. The increase resulted from a $2.7 million increase in net interest income and a $822,000 increase in non-interest income, which were partially offset by a $2.1 million increase in non-interest expense.

Interest Income.   Interest income increased $2.8 million, or 23.5%, to $14.5 million for the nine months ended September 30, 2017 from $11.8 million for the nine months ended September 30, 2016. This was primarily attributable to an increase in loans interest income, which increased $2.3 million, or 22.6%, to $12.5 million for the nine months ended September 30, 2017 from $10.2 million for the nine months ended September 30, 2016.

The increase in interest income on loans was due to an increase in average loans during first nine months of $55.9 million or 23.4%. Securities interest income also increased due to an increase in the average balance of securities during the nine months of $19.0 million or 22.4% when compared to the first nine months of 2016.

Interest Expense.   Interest expense increased $28,000, or 7.5%, to $402,000 for the nine months ended September 30, 2017 from $374,000 for the nine months ended September 30, 2016. The average rate we paid on interest bearing deposits remained stable at 0.21% for the nine months ended September 30, 2017 compared to 0.22% for the nine months ended September 30, 2016.

Net Interest Income.   Net interest income increased $2.7 million, or 24.0%, to $14.1 million for the nine months ended September 30, 2017 from $11.4 million for the nine months ended September 30, 2016. Our net interest rate spread increased 10 basis points to 4.27% for the nine months ended September 30, 2017 from 4.17% for the nine months ended September 30, 2016. Our net interest margin increased 11 basis points to 4.37% for the nine months ended September 30, 2017 from 4.26% for the nine months ended September 30, 2016. The increase in net interest margin was due to a 10 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in the average balance of loans.

Provision for Loan Losses.   Our provision for loan losses was $725,000 for the nine months ended September 30, 2017 compared to $455,000 for the nine months ended September 30, 2016. The higher provision is reflective of loan growth experienced in the Company’s higher yielding commercial and consumer loan categories. As of September 30, 2017 the Company had no delinquent loans or non-performing assets. Charge-offs totaled $54,000 for the nine months ended September 30, 2017.

Noninterest Income.   Noninterest income information is as follows:

	For the Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$1,442	$761	$681	89.5%
Merchant processing income	2,467	2,320	147	6.3
Gains of sales of securities	-	6	(6)	(100.0)
Total noninterest income	$3,909	$3,087	$822	26.6%

Merchant processing income increased primarily due to increases in the number of ISOs and average monthly volumes. Customer related fees and charges have also increased primarily due to increases in sweep fee income on off-balance sheet funds as a result of rising rates.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$7,180	$6,061	$1,119	18.5%
Occupancy and equipment	1,155	912	243	26.6
Professional and consulting services	1,453	1,305	148	11.3
FDIC assessment	126	118	8	6.8
Advertising and marketing	340	333	7	2.1
Travel and business relations	320	266	54	20.3
OCC assessments	94	81	13	16.0
Data processing	1,245	981	264	26.9
Other operating expenses	705	506	199	39.3
Total noninterest expense	$12,618	$10,563	$2,055	19.5%

Employee compensation and benefits increased due to the Company’s continued growth and related hiring efforts as well as increases in current salaries. The increase in occupancy and equipment costs was due to the consolidation of administrative offices, executive offices, and employees into the Company’s new corporate headquarters. Other operating expenses increased primarily due to hiring related costs and increases in dues and subscriptions. The increase in data processing costs was due to investments in technology to support our future growth initiatives.

Income Tax Expense.   We recorded income tax expense of $1.7 million for the nine months ended September 30, 2017, reflecting an effective tax rate of 36.6%, compared to $1.3 million, or 38.7%, for the nine months ended September 30, 2016. The decline in the effective tax rate was a result of tax benefits realized with respect to the exercise of stock options by certain employees and directors during the second quarter of 2017.

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

	At September 30, 2017
Changes in Interest Rates (Basis Points)	Estimated 12- Months Net Interest Income	Change
	(Dollars in thousands)
400	$27,539	5,126
300	26,112	3,699
200	24,767	2,354
100	23,555	1,142
0	22,413	-
-100	20,317	(2,096)
-200	19,025	(3,388)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis,that would result from changes in market interest rates at September 30, 2017.

	At September 30, 2017
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change
	(Dollars in thousands)
400	$96,647	7,797
300	94,967	6,117
200	93,177	4,327
100	91,532	2,682
0	88,850	-
-100	80,844	(8,006)
-200	68,745	(20,105)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $31.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $107.8 million at September 30, 2017.

At September 30, 2017, we had the ability to borrow a total of $83.0 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $20.2 million. At September 30, 2017, we also had a $3.5 million and $4.0 million line of credit with Atlantic Community Bankers’ Bank and Zions Bank, respectively. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2017.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

At September 30, 2017, we had $6.6 million in loan commitments outstanding, which include $600,000 in standby letters of credit at September 30, 2017.

Certificates of deposit due within one year of September 30, 2017 totaled $24.7 million, or 6.2% of total deposits. At September 30, 2017, total certificates of deposit were $27.4 million or 6.9% of total deposits.

Our primary investing activities are the origination, and to a lesser extent purchase, of loans and the purchase of securities. During the nine months ended September 30, 2017, we originated or purchased $110.0 million of loans and $31.4 million of securities. During the nine months ended September 30, 2016, we originated or purchased $70.0 million of loans and purchased $23.1 million of securities.

Financing activities consist primarily of activity in deposit accounts. We experienced an increase in total deposits of $24.1 million from December 31, 2016. We generate deposits from law firms, other local businesses, and individuals through client referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are generally successful in having law firm borrowers maintain their entire banking relationship with us. The high level of transaction accounts is expected to be maintained. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds. Since inception, we have not had the need to borrow significantly from the Federal Home Loan Bank of New York. We have been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2017, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used to support the growth in Esquire Bank’s loan portfolio, including the possibility of making larger loans due to the increased lending limits, to finance potential strategic acquisitions to the extent such opportunities arise and for other general corporate purposes, which could include other growth initiatives. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity has been adversely affected following the stock offering.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At September 30, 2017, Esquire Bank was classified as “well capitalized.”

On November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 leverage capital ratio of 9.0%, a Tier 1 risk-based capital ratio of 11.0% and a total risk-based capital to risk-weighted assets ratio of 13.0%.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

	“Well Capitalized”	For Capital Adequacy Purposes Minimum Capital with Conservation Buffer	Actual At September 30, 2017
Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.64%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.25%	18.22%

Total Risk-based Capital Ratio
Bank	10.00%	9.25%	18.22%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	5.75%	19.41%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of September 30, 2017.

Contractual Maturities as of September 30, 2017
	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
Operating lease obligations	$502	$838	$843	$1,902	$4,085
Time deposits	24,660	2,762	-	-	27,422
Total	$25,162	$3,600	$843	$1,902	$31,507

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide information relating to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.2	Articles Supplementary of Series B Non-Voting Preferred Stock of Esquire Financial Holdings, Inc. (2)

3.3	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(2)	Incorporated by reference to Exhibit 3.2 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(3)	Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 14, 2017	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: November 14, 2017	/s/ Eric S. Bader
Eric S. Bader
Executive Vice President, Chief Financial Officer and Treasurer