Form 10-K
period 2017-12-31
Esquire Financial Holdings, Inc.
filed 2018-03-29
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number: 001-38131

Esquire Financial Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-5107901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Jericho Quadrangle, Suite 100, Jericho, New York	11753
(Address of principal executive offices)	(Zip code)
(516) 535-2002
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of  $15.00 as of June 30, 2017, was $83.8 million.
As of March 23, 2018 there were 7,445,723 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

i

PART I
ITEM 1.
Business

Forward Looking Statements
This annual report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•
external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

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

•
losses suffered by merchants or Independent Sales Organizations (ISOs) with whom we do business;

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

•
declines in our merchant processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

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

•
the ability of key third-party service providers to perform their obligations to us; and

•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this annual report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Esquire Financial Holdings, Inc.’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.esquirebank.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov.
Our Company
Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a bank holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, primarily anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial and consumer loans tailored to the litigation market (“Attorney-Related Loans”) enhance our overall yield on our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. Additionally, our merchant processing activities generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate as demonstrated by comparing our performance metrics for the years ended 2017 and 2016.
For the years ended December 31, 2017 and 2016:
•
Our net income increased 29.1% to $3.6 million or $0.58 per diluted share.

•
We had a net interest margin of 4.43%, an increase from 4.25%, stabilized by a low cost of funds of 0.13% on our deposits.

•
Our loans increased 25.3%, or $70.4 million, to $349.0 million, with no non-performing loans and solid asset quality metrics.

•
Our noninterest income increased 33.7% to $5.5 million, which represented 21.7% of our total revenue at December 31, 2017, primarily driven by our merchant services platform.

•
As of December 31, 2017, our total assets, loans, deposits and stockholders’ equity totaled $533.6 million, $349.0 million, $448.5 million and $83.4 million, respectively.

On June 30, 2017, we closed our initial public offering (“IPO”) and our stock now trades on the NASDAQ Capital Markets, under the symbol “ESQ”. The aggregate net proceeds to the Company from its initial public offering, including the over-allotment shares that closed on July 20, 2017, after deducting the underwriting discount and estimated offering expenses, are approximately $26.3 million. We have deployed the net proceeds of the offering to support the growth in Esquire Bank’s loan portfolio, including the possibility of making larger loans due to our increased legal lending limit, to finance potential strategic acquisitions to the extent such opportunities arise and for other general corporate purposes, which could include other growth initiatives.
We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions. Our relationships within the litigation community are a key contributor to our loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 70% of our deposit base at December 31, 2017. In addition to our lending activities, we have also remained steadfast in growing our merchant services platform. We provide dynamic and flexible merchant services solutions to small business owners. Our merchant services platform has grown to approximately 18,000 small businesses at December 31, 2017, which generated most of our noninterest income and which represented 21.7% of our revenue for the year ended December 31, 2017. We believe merchant services represents a significant opportunity for future growth in fee income, core deposits and enhanced lending opportunities.
Our low cost average core deposits (deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $361.7 million at December 31, 2017 resulting in a total cost of deposits of 0.13%. These stable low cost funds are driven by our attorney operating and escrow deposits, representing more than 70% of our total deposit base at December 31, 2017. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. We do not have traditional “brick and mortar” branches to support our deposit growth. Instead, we rely on our robust attorney network to gather deposits and our customers utilize on-line cash management technology to manage their operating and escrow accounts as well as their business banking needs across the country.
Market Area
We define the market area for our legal community products as law firms practicing within the United States, United States territories and United States commonwealths, and we serve the litigation industry on a nationwide basis. For traditional community banking products and services, our primary market area is the New York metropolitan area, specifically Nassau and New York (Manhattan) Counties in New York and secondarily throughout the state of New York. As a Visa and MasterCard member, we provide merchant services for small businesses located throughout the United States through relationships with third party ISOs.
We have established our niche in the litigation market through the strategic development of a business model that understands our market’s unique needs and provides access to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our Board, Advisory Board, attorney stockholders and certain members of management. A number of our directors, Advisory Board members and investors are well-known, influential market figures and active members of some of the leading litigation law firms in the nation and national and state bar associations as well as other industry leading companies such as plaintiff financing and structured settlement services. In addition, we have established informal affiliations or relationships with key industry organizations such as New York State Trial Lawyers Association, Consumer Attorneys of California, Florida Justice Association, and a number of other state trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to thousands of trial attorneys.
Our traditional community banking market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. Services account for the largest employment sector across the two primary market area counties, while wholesale/retail trade accounts for the second largest employment sector in Nassau and New York Counties. New York City is one of the premier financial centers in the world, and thus FIRE is the third largest employment sector in New York County. As of June 30, 2017 (the latest date for which information is available), New York County’s $1.1 trillion deposit market was much larger than the $72.8 billion deposit market in Nassau County.
Competition
The bank and non-bank financial services industries in our markets and surrounding areas is highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance companies on a nationwide basis. We experience competition in both lending and attracting funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.
Competition for Attorney-Related Loans is derived primarily from eight to ten nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. While some overlap exists between the litigation market loan products offered by Esquire Bank and these companies (primarily lines of credit, case-cost and post-settlement commercial loans), there are a number of critical differences that management believes give Esquire Bank a competitive advantage:
•
Esquire Bank can offer more competitive rates on loans compared to specialty finance companies because its cost of funds is much lower than the funding costs for these non-bank competitors;

•
the non-bank companies are not able to offer deposit products or business services such as remote deposit capture or letters of credit, or debit cards; and

•
non-banks cannot offer products uniformly across the country because they are not national banks.

Lending Activities
Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2017, these product lines in aggregate totaled $154.8 million (or 44.5% of our loan portfolio). As of December 31, 2017, our commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans (“Commercial Attorney-Related Loans”), totaled $127.7 million, or 82.5% of our total attorney-related loan portfolio and 36.7% of our loan portfolio. As of December 31, 2017, our consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans (“Consumer Attorney-Related Loans”), totaled $27.2 million, or 17.5% of our total Attorney-Related Loan portfolio and 7.8% of our loan portfolio. With respect to our Attorney-Related Loan portfolio, we seek out customers on a nationwide basis.
At December 31, 2017, approximately 49.4% of the Commercial Attorney-Related Loans outstanding had been extended to customers in New York followed by 11.2% extended to customers in Texas. Our current Loan Policy limits the percentage of out-of-state loans to 25% per loan type in any one state other than New York.
As of December 31, 2017, our total real estate loans, which consist of 1 – 4 family loans, commercial real estate loans, multifamily loans and construction loans, totaled $179.8 million (or 51.7% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.
The following is a discussion of our major types of lending activity:
Commercial Loans and Lines of Credit (“Commercial”).   Commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified merchant customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2017, commercial loans (excluding Commercial Attorney-Related Loans of  $127.7 million) totaled $8.7 million (or 2.5% of total loans). All commercial loans are originated internally and represented 39.2% of our total loans at December 31, 2017.
Commercial Attorney-Related Loans.   The following is a summary of the specialized commercial loan products we offer to meet the needs of the litigation community. Commercial Attorney-Related Loans are made to attorneys and law firms and the outstanding loan balances are included in the loan balance for commercial loans as noted above. A unique aspect of our underwriting involves advances of loan proceeds against a “borrowing base,” which typically consists of the inventory of litigation cases for the firm. We complement this with traditional commercial underwriting. See “— Credit Risk Management” below. Generally, the maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time.
•
Working Capital Lines of Credit (“WC LOC”).   WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $96.1 million at December 31, 2017 (or 62.1% of total Attorney-Related Loans).

•
Case Cost Lines of Credit.   Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $24.4 million at December 31, 2017 (or 15.8% of total Attorney-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.

•
Term Loans.   Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $7.1 million at December 31, 2017 (or 4.6% of total Attorney-Related Loans).

•
Post-Settlement Commercial and Other Commercial Attorney-Related Loans.   Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial attorney-related loans consist of both secured and unsecured loans to law firms and attorneys. Post-settlement commercial and other commercial attorney-related loans totaled $68,000 at December 31, 2017.

Consumer Loans.   Consumer loans are primarily post-settlement consumer and structured settlement loans made to plaintiffs and claimants as described below. Consumer loans are also originated to individuals for debt consolidation, home repairs, home improvement or other consumer purchases. Consumer loans are both secured and unsecured. At December 31, 2017, total consumer loans were $31.9 million (or 9.2% of total loans). We believe that our post-settlement consumer loans to claimants should increase based upon recent mass tort settlements including, but not limited to, the World Trade Center Victims Compensation Fund and the NFL Concussion case (“NFL”).
The following is a summary of the specialized Consumer Attorney-Related Loan products we offer to meet the needs of the litigation market. Consumer Attorney-Related Loans, which consist of post-settlement consumer and structured settlement loans, are consumer loans made to individual plaintiffs/claimants and the outstanding loan balances are included in the loan balance for consumer loans as noted above.
•
Post-Settlement Consumer Loans.   Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of post-settlement consumer loans to individuals was $25.7 million at December 31, 2017. NFL loans represented $21.8 million or 85.3% of our total post-settlement loans as of December 31, 2017.

•
Structured Settlement Loans.   Structured settlement loans are structured such that the annuity provider (a highly rated insurance company) is directed by the court, at the request of the borrower, to deposit the borrower’s payments into an account designated by us. Loan payments are then automatically deducted from the annuity payment. At December 31, 2017, structured loans in our loan portfolio totaled $1.4 million.
Real Estate Loans.   The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area.
Multifamily.   Multifamily loans are the largest component of the real estate loan portfolio and totaled $98.4 million (or 28.3% of total loans) at December 31, 2017. The multifamily loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. We originate and purchase multifamily loans. Whether originated or purchased, all loans are independently underwritten by Esquire Bank utilizing the same underwriting criteria and approved by the Directors Loan Committee or in accordance with our Board established approval authorities.
1 – 4 Family Residential.   Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($51.6 million as of December 31, 2017) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.
Commercial Real Estate (“CRE”).   CRE loans totaled $24.8 million (or 7.1% of total loans) at December 31, 2017 and consisted primarily of loans secured by hospitality properties (44.8% of the CRE portfolio), mixed use properties (33.2% of the CRE portfolio) and warehouses (13.3% of the CRE portfolio), with the remainder comprised of condo associations and office/retail properties. Owner-occupied loans represented 18.8% of the CRE portfolio at December 31, 2017. We both originate and purchase CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria, and approved by the Directors Loan Committee.
Construction Loans.   Construction loans are originated on an opportunistic basis and totaled $5 million (or 1.5% of total loans) at December 31, 2017.
Merchant Services Activities
We provide merchant services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. This model is designed to shift some of the risk from merchant losses resulting from chargebacks, fraud, non-compliance issues or even insolvency to the ISO. In an ISO model, the bank and the ISO jointly enter into the merchant agreement with each merchant. We believe that this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. To date, Esquire Bank has not incurred any losses from its merchant services activities.
We entered into the merchant processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2017, merchant processing revenues were approximately $3.3 million and represented most of our noninterest income, which was 21.7% of our total revenue and represented an increase of 33.7% over the comparable prior year period. At December 31, 2017, we had agreements with 22 ISOs, we serviced approximately 18,000 merchants, and for the year ended December 31, 2017, we processed $3.8 billion in card volume. We intend to continue to expand our merchant processing business.
Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites every application and performs separate risk monitoring and management to ensure conformance with Esquire Bank’s internal underwriting policies. As of December 31, 2017, we had contractual arrangements with three payment processors or clearing agents, TSYS, JetPay and TriSource, which are utilized by Esquire Bank and our ISOs to authorize, process and obtain settlement for card transactions.
We have implemented a comprehensive risk mitigation program for our merchant services business which includes detailed policies and procedures applicable to both ISOs and merchants pertaining to due diligence, risk and underwriting and Bank Secrecy Act compliance, among other things. Our Merchant Acquiring and Risk Policy establishes authorities and guidelines for the Bank to acquire merchant servicing arrangements with ISOs, agent banks, direct merchants and through merchant portfolio acquisitions. Such guidelines include initial and ongoing due diligence requirements and approval authorities. All merchants, regardless of how the merchant is acquired, must meet our Merchant Credit/Underwriting Policy requirements. In addition, credit approval requirements and authorities for approving merchants and ISOs are clearly defined in our Merchant Acquiring and Risk Policy.
Our Merchant Acquiring and Risk Policy establishes stringent requirements related to the due diligence conducted initially and on an ongoing basis, requirements for the ISO contract, our responsibilities and the ISO’s responsibilities in connection with the sponsorship and other matters. In the event of a potential loss and in accordance with the terms of the ISO Merchant Agreement, we can take the following actions to collect: charge the merchant account; charge the merchant reserve account; charge the ISO reserve account; deduct from the ISO monthly residual on an ongoing basis until fully recovered; and may, if utilized recover through chargeback insurance.
In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our merchant servicing portfolio than direct merchant service providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2017, we received a blended rate of approximately eight basis points for merchant processing, compared to direct merchant service providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank model represents less risk for Esquire Bank.
Deposit Funding
Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing more than 70% of the $448.5 million in total deposits at December 31, 2017. Our core deposits (excluding time deposits) represent 94.0% of our total deposits at December 31, 2017. Our total cost of deposits is 0.13% at December 31, 2017, anchored by our noninterest bearing demand deposits and attorney escrow funds representing 42.6% and 33.5%, respectively, of total deposits. We require deposit balances associated with our commercial loan arrangements and cash management relationships maintained by our commercial lending. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Garden City, New York. The vast majority of our customers utilize our on-line cash management technology to manage their operating and escrow accounts across the country. We continue to experience significant growth in our mass tort business banking with off-balance sheet sweeps totaling $478.0 million at December 31, 2017.
Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings as a significant funding source. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our merchant services platform and other local businesses, individuals through client referrals and other relationships and through our single retail branch. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 94.0% in transaction accounts at December 31, 2017. Our deposit strategy primarily focuses on developing borrowing and other service orientated relationships with customers rather than competing with other institutions on rate. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

Credit Risk Management
We control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.
Underwriting.   In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including but not limited to the following:
•
understanding the customer’s financial condition and ability to repay the loan;

•
verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;

•
observing appropriate loan to value guidelines for collateral secured loans;

•
maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and

•
ensuring that each loan is properly documented with perfected liens on collateral.

Commercial Loans.   These loans are typically made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial loans are originated based on the identified cash flow of the borrower and on the underlying collateral provided by the borrower. Most often, this collateral consists of the case inventory of the law firm (borrowing base) and, to a lesser extent, accounts receivable or equipment.
•
Commercial Attorney-Related Loans (working capital lines of credit, case cost lines of credit, and term loans).   We perform the underwriting criteria typical for commercial business loans (generally, but not limited to three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials and credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff practice are required. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated.

Consumer Loans.   Consumer loans primarily consist of our Consumer Attorney-Related Loans, which include post-settlement consumer loans and structured settlement loans. Other consumer loans originated to individuals for debt consolidation, home repairs, home improvement or other consumer purchases, are generally dependent on the credit quality of the individual borrower and may be secured or unsecured. To ensure the value of the settlement amount and likelihood and timeframe of payout, we require an executed settlement agreement or an affidavit of attorney attesting to the existence of an accepted offer. Post-settlement consumer loans are generally for one year terms with extensions granted based on acceptable supporting documentation regarding case status and viability, at Esquire Bank’s discretion. Structured settlement loans are generally for terms of three, five or seven years. As the settlements are court ordered, the risks of settlements being renegotiated after we have made the loans are minimal.
•
Post-Settlement Consumer Loans.   Post-settlement consumer loans are fully-secured by the proceeds from the settlement and are generated from our internal sales force or from third party brokers. An executed settlement agreement is a prerequisite for such loans, and the loan-to-value (“LTV”) ratio is generally limited to 50% of the net settlement amount due to the borrower.

•
Structured Settlement Loans.   Structured settlement loans are structured such that the annuity provider (a highly rated insurance company) is directed by the court, at the request of the borrower, to deposit the borrower’s payments into an account designated by us. Loan payments are then automatically deducted from the annuity payment.

1 – 4 Family Residential Loans.   Residential mortgage loans are originated or purchased for both primary and secondary residences, generally with fixed rates and 30-year or 15-year terms. Adjustable-rate mortgages (“ARMs”) are purchased or originated as 1 year ARMs, 5/1 ARMs, or 7/1 ARMs. We perform an extensive credit history review for each borrower. Second homes or investment properties are subject to additional requirements. Debt-to-income (“DTI”) and debt service coverage, if applicable, ratios generally conform to industry standards for conforming loans. Flood insurance, title insurance and fire/hazard insurance are mandatory for all applications, as appropriate.
Commercial Real Estate and Multifamily Loans.   Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than 1 – 4 family residential mortgage loans. Of primary concern in commercial and multifamily real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.
In approving a commercial or multifamily real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. Maximum LTV ratios are 80% of appraised value and we generally require that the properties securing these real estate loans have minimum debt service ratios (the ratio of earnings before debt service to debt service) of 115%. Loan terms are fifteen years or less with the option to extend another five years and amortization is based on a 25 – 30 year schedule or less. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multifamily real estate loans.
Construction Loans.   Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.
Loan Approval Authority.   Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. We have established several levels of lending authority that have been delegated by the Board of Directors to the Directors Loan Committee, the Chief Lending Officer and other personnel in accordance with the Lending Authority in the Loan Policy. Authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Loan Policy. Any Loan Policy exceptions are fully disclosed to the approving authority.
Loans to One Borrower.   In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2017, our regulatory limit on loans-to-one borrower was $10.2 million.
Management understands the importance of concentration risk and continuously monitors to ensure that portfolio risk is balanced between such factors as loan type, industry, geography, collateral, structure, maturity and risk rating, among other things. Our Loan Policy establishes detailed concentration limits and sub limits by loan type and geography.
Ongoing Credit Risk Management.   In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.
In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or substandard based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.
In addition to our general credit risk management processes, we employ additional risk management processes and procedures for our commercial loans to law firms. We require borrowing base updates at least annually and also engage in active review and monitoring of the borrowing base collateral itself, including field audits.
Investments
We manage our investments primarily for liquidity purposes, with a secondary focus on returns. Substantially all of our investments are classified as available-for-sale and can be used to collateralize Federal Home Loan Bank of New York (FHLB) borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2017, our investment portfolio had a fair value of  $128.8 million, and consisted primarily of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.
Our investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Asset Liability Committee (ALCO) and management are responsible for implementation of the investment policy and monitoring our investment performance. The Board of Directors reviews the status of our investment portfolio monthly.
We are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2017.
Borrowings
We maintain diverse funding sources including borrowing lines at the FHLB, two financial institutions and the Federal Reserve Bank discount window. Although we do not utilize borrowings as a significant funding source, we have from time to time utilized advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2017, we had $103.4 million of available borrowing capacity with the FHLB. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $19.4 million. The other borrowing lines are maintained primarily for contingency funding sources. No amounts were outstanding on any of the aforementioned lines as of December 31, 2017.
Personnel
As of December 31, 2017, we had 61 full-time employees, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
Subsidiaries
Esquire Bank, National Association is the sole subsidiary of Esquire Financial Holdings, Inc. and there are no subsidiaries of Esquire Bank, National Association.
Supervision and Regulation
General
Esquire Bank is a national bank organized under the laws of the United States of America and its deposits are insured to applicable limits by the Deposit Insurance Fund (the “DIF”). The lending, investment, deposit-taking, and other business authority of Esquire Bank is governed primarily by federal law and regulations and Esquire Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Esquire Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the Office of the Comptroller of the Currency (the “OCC”), and to a lesser extent by the FDIC, as its deposit insurer, as well as by the FRB. Esquire Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the Consumer Financial Protection Bureau, though the OCC is responsible for examining and supervising the bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a national bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Esquire Financial Holdings, Inc. is a bank holding company, due to its control of Esquire Bank, and is therefore subject to the requirements of the BHC Act and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB.
Any change in the applicable laws and regulations, whether by the OCC, the FDIC, the FRB or through legislation, could have a material adverse impact on Esquire Bank and the Company and their operations and the Company’s stockholders.
The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act (i) created a new Consumer Financial Protection Bureau as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, such as Esquire Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the Consumer Financial Protection Bureau); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which general prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds and (ix) contained a number of reforms related to mortgage originations.
Many of the provisions of the Dodd-Frank Act had delayed effective dates and/or required the issuance of implementing regulations. The regulatory process is ongoing and the impact on operations cannot yet be fully assessed. However, the Dodd-Frank Act has, and will likely continue to cause increased regulatory burden, compliance costs and interest expense for the Company and Esquire Bank.
What follows is a summary of some of the laws and regulations applicable to Esquire Bank and Esquire Financial Holdings. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.
Esquire Bank, National Association
Loans and Investments
National banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a national bank to any single borrower or group of related borrowers are generally limited to 15% of Esquire Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.
Federal law and OCC regulations limit Esquire Bank’s investment authority. Generally, a national bank is prohibited from investing in corporate equity securities for its own account other than companies through which the bank conducts its business. Under OCC regulations, a national bank may invest in investment securities up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature. The OCC classifies investment securities into five different types and, depending on its type, a national bank may have the authority to deal in and underwrite the security. The OCC has also permitted national banks to purchase certain noninvestment grade securities that can be reclassified and underwritten as loans.
Lending Standards
The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as Esquire Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies that have been adopted.
Federal Deposit Insurance
Deposit accounts at Esquire Bank are insured by the FDIC’s DIF. Effective July 22, 2010, the Dodd-Frank Act permanently raised the deposit insurance available on all deposit accounts to $250,000 with a retroactive effective date of January 1, 2008.
Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points of total assets less tangible equity.
The FDIC may adjust its assessment scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No insured institution may pay a dividend if in default of the federal deposit insurance assessment.
The FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of Esquire Bank’s deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, through the FDIC as collection agent, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.
Capitalization
Federal regulations require FDIC insured depository institutions, including national banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1 – 4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
On November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 leverage capital ratio of 9.0%, a Tier 1 risk-based capital ratio of 11.0% and a total risk-based capital to risk-weighted assets ratio of 13.0%.
Safety and Soundness Standards
Each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The FDIC also has issued guidance on risks banks may face from third party relationships (e.g. relationships under which the third party provides services to the bank). The guidance generally requires the bank to perform adequate due diligence on the third party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the bank.
Prompt Corrective Regulatory Action
Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
National banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e. fails to comply with any regulatory capital requirement) is subject to growth limitations and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. A “significantly undercapitalized” bank is subject to additional restrictions. National banks deemed by the OCC to be “critically undercapitalized” are subject to the appointment of a receiver or conservator.
The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories now incorporate the newly adopted common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).
Dividends
Under federal law and applicable regulations, a national bank may generally declare a cash dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for cash dividend. Cash dividends exceeding those amounts require application to and approval by the OCC. To pay a cash dividend, a national bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act govern transactions between a national bank and its affiliates, which includes the Company. The FRB has adopted Regulation W, which implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the bank’s capital stock and surplus. There is an aggregate limit of 20% of the bank’s capital stock and surplus for such transactions with all affiliates. The term “covered transaction” includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any “low quality asset” from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.
A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages a bank’s loans to its executive officers, may not exceed the greater of  $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser or $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.
Enforcement
The OCC has extensive enforcement authority over national banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The OCC may also appoint conservator or receiver for a national bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices.
Federal Reserve System
Under FRB regulations, Esquire Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts, including checking and NOW accounts. The regulations currently require that reserves of 3% be maintained against aggregate transaction accounts over $16.0 million and 10% against that portion of total transaction accounts in excess of  $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB. The FRB began paying interest on reserves in 2008, currently 1.50%.

Examinations and Assessments
Esquire Bank is required to file periodic reports with and is subject to periodic examination by the OCC. Federal regulations generally require periodic on-site examinations for all depository institutions. Esquire Bank is required to pay an annual assessment to the OCC to fund the agency’s operations.
Community Reinvestment Act and Fair Lending Laws
Under the CRA, Esquire Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Esquire Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent OCC evaluation, Esquire Bank was rated “satisfactory” with respect to its CRA compliance.
USA PATRIOT Act and Money Laundering
Esquire Bank is subject to the federal Bank Secrecy Act (the “BSA”), which incorporates several laws, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act and related regulations. The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Among other things, Title III of the USA PATRIOT Act and the related regulations require:
•
Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the appointment of an anti-money laundering compliance officer; a training program; and independent testing;

•
Filing of certain reports to FinCEN and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;

•
Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;

•
In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;

•
Monitoring account activity for suspicious transactions; and

•
A heightened level of review for certain high risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.
The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities.

Esquire Bank has adopted policies and procedures to comply with these requirements.
Privacy Laws
Esquire Bank is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information. For example, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data.
Merchant Services
Esquire Bank is also subject to the rules of Visa, MasterCard and other payment networks in which it participates. If Esquire Bank fails to comply with such rules, the networks could impose fines or require us to stop providing merchant services for cards under such network’s brand or routed through such network.
Other Regulations
Esquire Bank’s operations are also subject to federal laws applicable to credit transactions, such as:
•
The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for 1 – 4 family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;

•
The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;

•
Unfair or Deceptive Acts or Practices laws and regulations;

•
The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Esquire Bank are further subject to the:
•
The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation
The Company, as a bank holding company controlling Esquire Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by, required to submit reports to the FRB and is required to comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank. The FRB has historically imposed consolidated capital adequacy guidelines for bank holding structured similar, but not identical, to those of the OCC for national banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. However, the FRB exempts from the consolidated capital requirements bank holding companies with less than $1 billion in assets, unless otherwise directed in specific cases. Consequently, the Company is not currently subject to the consolidated holding company capital requirements.
The policy of the FRB is that a bank holding company must serve as a source of financial and managerial strength to its subsidiary banks by providing capital and other support in times of distress. The Dodd-Frank Act codified the source of strength policy.
Under the prompt corrective action provisions of federal law, a bank holding company parent of an undercapitalized subsidiary bank is required to guarantee, within specified limits, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying dividends or making any other capital distribution.
As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all, the assets of any additional bank or bank holding company. In evaluating acquisition application, the FRB evaluates factors such as the financial condition, management resources and future prospects of the parties, the convenience and needs of the communities involved and competitive factors. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities.
FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Bank staff in advance of issuing a cash dividend that exceeds earnings for the quarter and should inform the Federal Reserve Bank and should eliminate, defer or significantly reduce dividends if  (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
A bank holding company is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. Such notice and approval is not required for a bank holding company that meets certain qualitative criteria. However, FRB guidance generally provides for bank holding company consultation with Federal Reserve Bank staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, regardless of whether a formal written notice is required.

The above FRB requirements may restrict a bank holding company’s ability to pay dividends to stockholders or engage in repurchases or redemptions of its shares.
Acquisition of Control of the Company.   Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has been prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
Federal Securities Laws
Esquire Financial Holdings, Inc.’s common stock is registered with the Securities and Exchange Commission. Consequently, Esquire Financial Holdings, Inc. is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Esquire Financial Holdings, Inc. qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Esquire Financial Holdings, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a public company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

ITEM 1A.
Risk Factors

The material risks that management believes affect the Company are described below. You should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s results of operations and financial condition.
Risks Related to Our Business
We have a limited operating history and have recently experienced significant growth, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
We have only been in existence since 2006, and in 2015, 2016 and 2017, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our limited operating history and recent accelerated growth, in particular in our merchant services business, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.
Because we intend to continue to increase our commercial loans, our credit risk may increase.
At December 31, 2017, our commercial loans totaled $136.4 million, or 39.2% of our total loans, including $127.7 million of Commercial Attorney-Related Loans, which represented 93.6% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and post-settlement commercial and other commercial attorney-related loans. These loans generally have more risk than 1 – 4 family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Attorney-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Attorney-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions and the timing of the overall judicial process. In our experience, an average case can take two to four years to litigate. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Attorney-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family residential mortgage loan or a commercial real estate loan.
Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as residential loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.
A substantial portion of our business is dependent on the prospects of the legal industry and changes in the legal industry may adversely affect our growth and profitability.
We depend on our relationships within the legal community and our products and services tailored to the legal industry account for a significant source of our revenue. As we intend to focus our growth on our Attorney-Related Loan products, changes in the legal industry, including a significant decrease in the number of litigation cases in the United States, reform of the tort industry that reduces the ability of plaintiffs to bring cases or reduces the damages plaintiffs can receive, or a significant increase in the unemployment rate for attorneys, could, individually or in the aggregate, have a material adverse effect on our profitability, financial condition and growth of our business.
A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.
At December 31, 2017, we had $98.4 million of multifamily loans and $24.8 million of commercial real estate loans. Multifamily and commercial real estate loans represented 35.4% of our total loan portfolio at December 31, 2017. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.
We expect to increase our originations of consumer loans, including post-settlement consumer and structured settlement loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.
At December 31, 2017, our consumer loans totaled $31.9 million, or 9.2% of our total loan portfolio, of which $25.7 million, or 80.7%, were post-settlement consumer loans and $1.4 million, or 4.5%, were structured settlement loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than 1 – 4 family residential loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Attorney-Related Loans, which consist of post-settlement consumer and structured settlement loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Additionally, we have a concentration in NFL loans which totaled $21.8 million or 85.3% of our total post-settlement loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our originations of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.
Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2017, 72.8% of our loan portfolio was in New York and our loan portfolio had concentrations of 58.5% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.
Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.
When interest bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
Our small size makes it more difficult for us to compete.
Our small size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. In addition, we compete with many larger financial institutions and other financial companies who operate in the merchant services business. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings also make it more difficult to offer competitive salaries and benefits. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.
We may not be able to grow, and if we do we may have difficulty managing that growth.
Our business strategy is to continue to grow our assets and expand our operations, including through potential strategic acquisitions. Our ability to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and to identify loan and investment opportunities as well as opportunities to generate fee-based income. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits at acceptable levels and upon terms acceptable to us. We also can provide no assurance that we will be successful in expanding our operations organically or through strategic acquisition while managing the costs and implementation risks associated with this growth strategy.
We expect to continue to experience growth in the number of our employees and customers and the scope of our operations. Our success will depend upon the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage our employees. In the event that we are unable to perform all these tasks and meet these challenges effectively, including continuing to attract core deposits, our operations, and consequently our earnings, could be adversely impacted.
We rely heavily on our management team, our board of directors and our advisory board members and our business could be adversely affected by the unexpected loss of one or more of our officers or directors.
We are led by a management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Additionally, we rely heavily on our directors’ and our advisory board members’ extensive business and personal contacts and relationships to help establish and maintain our customer base. Accordingly, our success depends in large part on the performance of our key officers and directors, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of identifying key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees or directors and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term business and customer relationships and the difficulty of finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.
Our merchants or ISOs may be unable to satisfy obligations for which we may ultimately be liable.
We are subject to the risk of our merchants or ISOs being unable to satisfy obligations for which we may ultimately be liable. If we are unable to collect amounts due from a merchant or ISO because of insolvency or other reasons, we may bear the loss for those full amounts. We manage our credit risk and attempt to mitigate our risk by obtaining reserves, both from merchants and ISOs, and through other contractual remedies. It is possible, however, that a default on such obligations by one or more of our ISOs or merchants, could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.
Fraud by merchants or others could have a material adverse effect on our business and financial condition.
We may be subject to liability for fraudulent transactions initiated by merchants or others. Examples of such fraud include when a merchant or other party knowingly uses a stolen or counterfeit card to make a transaction, or if a merchant intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.
Changes in card network rules or standards could adversely affect our business.
In order to provide our merchant services, we are members of the Visa and MasterCard networks. As such, we are subject to card network rules that could subject us or our ISOs and merchants to a variety of fines or penalties that may be assessed on us, our ISOs, and our merchants. The termination of our membership, or the revocation of registration of any of our ISOs, or any changes in card network rules or standards could increase the cost of operating our merchant servicer business or limit our ability to provide merchant services to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations.
Changes in card network fees could impact our operations.
From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and we charge to our merchants. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our costs, reduce our profit margin and adversely affect our business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit our use of capital for other purposes.
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.
Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.
At December 31, 2017, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.22%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. We had no non-performing loans at December 31, 2017. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
The FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. We are currently evaluating the impact this standard will have on our results of operations and financial position.
Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.
Our loan portfolio is unseasoned.
With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become non-performing or delinquent loans, or whether we will have any non-performing or delinquent loans that will adversely affect our future performance. At December 31, 2017, the average age of our loans was 4.42 years, 3.03 years, 3.08 years, 0.99 years, 3.17 years and 1.24 years for our 1 – 4 family residential loans, multifamily loans, commercial real estate loans, construction loans, commercial loans and consumer loans, respectively. At December 31, 2017, the average age of our loan portfolio was 2.47 years.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our stockholders’ equity.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securities Portfolio.”
We may not be able to adequately measure and limit the credit risk associated with our loan portfolio, which could adversely affect our profitability.
As a part of the products and services that we offer, we make commercial and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their market for products and services, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition, and results of operations.
Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge-offs, which could depress our net income and growth.
Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and, a slowdown in housing. If we see negative economic conditions develop in the United States as a whole or our New York market, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.
We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.
Consumer and commercial banking as well as merchant services are highly competitive industries. Our market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including merchant services. Competition for Attorney-Related Loans is derived primarily from eight to ten nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. We also face significant competition from many larger institutions, including large commercial banks and third party processors that operate in the merchant services business, and our ability to grow that portion of our business depends on us being able to continue to attract and retain ISOs and merchants. Some of these competitors may have a long history of successful operations nationally as well as in our market area and greater ties to businesses or the legal community and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks and specifically finance companies to compete in our market area and for non-banks to offer products and services traditionally provided by banks.
The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.

Our ability to compete successfully depends on a number of factors, including:
•
our ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards;

•
our ability to attract and retain qualified employees to operate our business effectively;

•
our ability to expand our market position;

•
the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands;

•
the rate at which we introduce new products and services relative to our competitors;

•
customer satisfaction with our level of service; and

•
industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, and results of operations.
A lack of liquidity could adversely affect our financial condition and results of operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Home Loan Bank of New York. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our markets or by one or more adverse regulatory actions against us.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
Our ten largest deposit clients account for 29.3% of our total deposits.
As of December 31, 2017, our ten largest bank depositors accounted for, in the aggregate, 29.3% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.
As a bank holding company, the sources of funds available to us are limited.
Any future constraints on liquidity at the holding company level could impair our ability to declare and pay dividends on our common stock. In some instances, notice to, or approval from, the FRB may be required prior to our declaration or payment of dividends. Further, our operations are primarily conducted by our subsidiary, Esquire Bank, which is subject to significant regulation. Federal banking laws restrict the payment of dividends by banks to their holding companies, and Esquire Bank will be subject to these restrictions in paying dividends to us. Because our ability to receive dividends or loans from Esquire Bank is restricted, our ability to pay dividends to our stockholders is also restricted.
Additionally, the right of a bank holding company to participate in the assets of its subsidiary bank in the event of a bank-level liquidation or reorganization is subject to the claims of the bank’s creditors, including depositors, which take priority, except to the extent that the holding company may be a creditor with a recognized claim.
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which would adversely affect our business, financial condition and results of operations.
We have lower lending limits and different lending risks than certain of our larger, more diversified competitors.
We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do. As a result of our size, at December 31, 2017, our legal lending limit was $10.2 million. Our lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us. We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.
We face risks related to our operational, technological and organizational infrastructure.
Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.
We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. Specifically, we depend on third parties to provide our core systems processing, essential web hosting and other internet systems, deposit processing and other processing services. In connection with our merchant services business, we (and our ISOs) rely on various third parties to provide processing and clearing and settlement services to us in connection with card transactions. If these third-party service providers experience difficulties, fail to comply with banking regulations or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.
A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.
Our business, and in particular, our merchant services business, is partially dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities, and, as discussed above, those the third-party service providers upon which we depend, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.
Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks, as well as those of our ISOs and processors. Under the card network rules and various federal and state laws, we are responsible for safeguarding such information. Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks are vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats have in the past and may in the future originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, security breaches or failures could result in the bank incurring liability to ISOs, members of the card network and card issuers in relation to our merchant banking business.
In particular, information pertaining to us and our customers is maintained, and transactions are executed, on the networks and systems of us, our customers and certain of our third-party partners, such as our online banking or reporting systems, ISO’s customers and merchants who are part of our merchant banking business. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. We cannot be certain that the security measures we or our ISOs or processors have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of our ISOs or processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, a breach of our systems, or those of our ISOs or processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Changes in accounting standards could materially impact our financial statements.
From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.
Risks Related to Our Industry and Regulation
Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.
As a bank holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that Esquire Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies.
The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions, deferred compensation deductions and unrealized losses on available-for-sale securities. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. On December 22, 2017, H.R.1 commonly known as the Tax Cuts and Jobs Act was signed into law. Among other things, the act reduces our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to remeasure, through income tax expense, our deferred tax assets and liabilities using the enacted rates. The remeasurement of our net deferred tax asset resulted in additional income tax expense of  $683,000 for the year ended December 31, 2017. As of December 31, 2017, the Company’s net deferred tax asset was $2.2 million.
Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The FRB, the OCC and the FDIC, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as Esquire Bank.
Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.
In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital requirements are generally applicable to all U.S. banks as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion, such as the Company). The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The new regulatory capital rules became effective as applied to Esquire Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.
Additionally, on November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 leverage capital ratio of 9.0%, a Tier 1 risk-based capital ratio of 11.0% and a total risk-based capital to risk-weighted assets ratio of 13.0%.
The failure to meet applicable regulatory capital requirements, including the minimum capital requirements established by the OCC, could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.
We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.
The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.
FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on earnings.
As a member institution of the FDIC, our subsidiary, Esquire Bank, is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the FDIC’s DIF to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, Esquire Bank could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to us.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The FRB may require us to commit capital resources to support Esquire Bank.
As a matter of policy, the FRB expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the FRB’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of our merchant services business depends on the soundness of ISOs, third party processors, clearing agents and others that we rely on to conduct our merchant business. Any losses resulting from such third parties could adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with our existing and potential customers and counterparties, we may rely on information furnished to us by or on behalf of our existing and potential customers and counterparties, including financial statements and other financial information. We also may rely on representations of our existing and potential customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our existing and potential customers’ representations that their respective financial statements conform to U.S. generally accepted accounting principles, or GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer and counterparty representations and certifications, or other auditors’ reports, with respect to the business and financial condition of our existing and potential customers and counterparties. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, incomplete, inaccurate or fraudulent information provided by us by or on behalf of our existing or potential customers or counterparties.
Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B.
Unresolved Staff Comments

None.
ITEM 2.
Properties

At December 31, 2017, we conducted business through our corporate headquarters in Jericho, New York (Nassau County), one full service branch in Garden City, New York, and one administrative office in Palm Beach Gardens, Florida. All the current locations and our new headquarters are leased properties. At December 31, 2017, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $2.5 million.
We have no current plans to expand our branch network as we believe we are positioned to further develop our primary markets through the use of technology with limited traditional branch offices.
ITEM 3.
Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2017, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 23, 2018 was 192. Certain shares of Esquire Financial Holding, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.
	Price Per Share
	High	Low
2017
Quarter ended December 31	$23.18	$15.22
Quarter ended September 30	$16.52	$14.51
Quarter ended June 30	$15.90	$14.74
We have not historically declared or paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including
•
our historical and projected financial condition, liquidity and results of operations;

•
our capital levels and requirements;

•
statutory and regulatory prohibitions and other limitations;

•
any contractual restriction on our ability to pay cash dividends, including pursuant to the terms of any of our credit agreements or other borrowing arrangements;

•
our business strategy;

•
tax considerations;

•
any acquisitions or potential acquisitions that we may examine;

•
general economic conditions; and

•
other factors deemed relevant by our board of directors.

As a Maryland corporation, we are subject to certain restrictions on dividends under the Maryland General Corporation Code. Generally, Maryland law limits cash dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the cash dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 — Business — Safety and Soundness Standards.”
Because we are a holding company, we are dependent upon the payment of dividends by Esquire Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Esquire Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. A national bank may generally declare a cash dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividends. The OCC has the authority to prohibit a national bank from paying cash dividends if such payment is deemed to be an unsafe or unsound practice. In addition, as a depository institution the deposits of which are insured by the FDIC, Esquire Bank may not pay cash dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. Esquire Bank currently is not (and never has been) in default under any of its obligations to the FDIC. See “Item 1 — Business — Supervision and Regulation — Esquire Bank, National Association —  Dividends.”
The FRB has issued a policy statement regarding the payment of cash dividends by bank holding companies. In general, the FRB’s policy provides that cash dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit a bank holding company from paying cash dividends if such payment is deemed to be an unsafe or unsound practice.
In July, 2017, we issued 66,985 shares of common stock to CJA Private Equity Financial Restructuring Master Fund I, LP in exchange for 66,985 shares of Series B Non-Voting Preferred Stock. No underwriter or placement agent was involved in the issuance of these securities, and no underwriting discounts or commissions were paid. The securities were issued under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.
The following table summarizes information as of December 31, 2017 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	880,925	$12.36	304,062
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	880,925	$12.36	304,062

ITEM 6.
Selected Financial Data

The following information is derived in part from the consolidated financial statements of Esquire Financial Holdings, Inc. For additional information, reference is made to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Esquire Financial Holdings, Inc. and related notes included elsewhere in this Annual Report.
	At or For the Years Ended December 31,
	2017	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$533,629	$424,833	$352,650	$330,690
Cash and cash equivalents	43,077	42,993	33,154	71,891
Securities available-for-sale	128,758	92,645	84,239	70,925
Loans receivable, net	344,714	275,165	221,720	170,512
Restricted stock	2,183	1,649	1,430	237
Deposits	448,494	370,788	301,687	290,774
Secured borrowings	278	371	381	391
Total stockholders’ equity	83,383	52,186	49,425	38,542
Income Statement Data:
Interest income	$20,394	$16,168	$12,451	$10,714
Interest expense	538	511	457	466
Net interest income	19,856	15,657	11,994	10,248
Provision for loan losses	905	595	930	300
Net interest income after provision for loan losses	18,951	15,062	11,064	9,948
Noninterest income	5,516	4,125	2,943	1,765
Noninterest expense	17,433	14,599	12,171	11,262
Income before income tax expense	7,034	4,588	1,836	451
Income tax expense	3,390	1,766	664	410
Net income	3,644	2,822	1,172	41
Less: Preferred stock dividends	—	—	—	—
Net income available to common stockholders	$3,644	$2,822	$1,172	$41
Per Share Data:
Earnings per common share:
Basic	$0.59	$0.56	$0.25	$0.01
Diluted	$0.58	$0.55	$0.25	$0.01
Book value per common share(1)	$11.38	$10.29	$9.72	$8.98
Tangible book value per common share(2)	$11.38	$10.29	$9.72	$8.98
Selected Performance Ratios:
Return on average assets	0.80%	0.74%	0.36%	0.01%
Return on average common equity	5.38%	5.48%	2.77%	0.13%
Interest rate spread	4.33%	4.15%	3.64%	3.76%
Net interest margin	4.43%	4.25%	3.74%	3.86%
Efficiency ratio(3)	68.71%	73.82%	81.48%	94.94%
Average interest earning assets to average interest bearing liabilities	181.75%	167.13%	170.76%	154.28%
Average equity to average assets	14.93%	13.87%	13.42%	11.31%

	At or For the Years Ended December 31,
	2017	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Asset Quality Ratios:
Allowance for loan losses to total loans	1.22%	1.23%	1.25%	1.25%
Allowance for loan losses to nonperforming loans(4)	N/A	N/A	N/A	N/A
Net charge-offs (recoveries) to average outstanding loans	0.02%	(0.01)%	0.16%	0.00%
Nonperforming loans to total loans(4)	0.00%	0.00%	0.00%	0.00%
Nonperforming loans to total assets(4)	0.00%	0.00%	0.00%	0.00%
Nonperforming assets to total assets(5)	0.00%	0.00%	0.00%	0.00%
Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	18.47%	17.25%	17.06%	18.54%
Tier 1 capital to risk weighted assets	17.32%	16.09%	15.91%	17.40%
Tier 1 common equity to risk weighted assets(6)	17.32%	16.09%	15.91%	N/A
Leverage capital ratio	12.82%	11.63%	11.90%	10.06%
Other:
Number of offices	3	3	3	3
Number of full-time equivalent employees	61	52	43	42

(1)
For purposes of computing book value per common share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0, $720, $1,697 and $1,842 at December 31, 2017, 2016, 2015 and 2014, respectively.

(2)
The Company had no intangible assets as of the dates indicated. Thus, tangible book value per common share is the same as book value per common share for each of the periods indicated.

(3)
Efficiency ratio represents noninterest expenses, divided by the sum of net interest income plus noninterest income. With respect to the efficiency ratio, adjusted, noninterest income excludes gains or losses on sale of investment securities. This is a non-GAAP financial measure. See “Non-GAAP Financial Measure Reconciliation” below for a reconciliation of this measure to its most comparable GAAP measure.

(4)
Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified under troubled debt restructurings.

(5)
Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

(6)
Tier 1 common equity to risk-weighted assets ratio is required under the Basel III Final Rules which became effective for Esquire Bank on January 1, 2015. Accordingly, this ratio is shown as not applicable (“N/A”) for periods prior to January 1, 2015.

Non-GAAP Financial Measure Reconciliation
The efficiency ratio is a non-GAAP measure of expense control relative to recurring revenue. We calculate the efficiency ratio by dividing total noninterest expenses as determined under GAAP, and total noninterest income as determined under GAAP, but excluding net gains on securities from this calculation and other non-recurring income sources, if applicable, which we refer to below as recurring revenue. We believe that this provides one reasonable measure of core expenses relative to core revenue.

We believe that this non-GAAP financial measure provides information that is important to investors and that is useful in understanding our financial position, results and ratios. However, this non-GAAP financial measure is supplemental and is not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for this measure, this presentation may not be comparable to other similarly titled measures by other companies.
	At December 31,
	2017	2016	2015	2014
	(Dollars in thousands)
Efficiency Ratio:
Net interest income	$19,856	$15,657	$11,994	$10,248
Noninterest income	5,516	4,125	2,943	1,765
Less: Net gains on sales of securities	—	6	—	151
Adjusted revenue	$25,372	$19,776	$14,937	$11,862
Total noninterest expense	17,433	14,599	12,171	11,262
Efficiency ratio	68.71%	73.82%	81.48%	94.94%
ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the financial statements, which appear elsewhere in this Annual Report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.
Overview
We are a bank holding company headquartered in Jericho, New York and registered under the BHC Act. Through our wholly owned bank subsidiary, Esquire Bank, National Association, we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area.
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
Critical Accounting Policies
A summary of our accounting policies is described in Note 1 to the consolidated financial statements included in this annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:
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
Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
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
We have identified the following loan segments: Commercial Real Estate, Multifamily, Construction, Commercial, 1 – 4 Family Residential and Consumer. The risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Commercial Real Estate and Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off. The remainder of the loan portfolio is comprised of commercial and consumer loans. The primary risks associated with the commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with residential real estate and consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the bank must take possession of the collateral.

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
Although we are still evaluating the JOBS Act, we may take advantage of some of the reduced regulatory and reporting requirements that are available to it so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
Discussion and Analysis of Financial Condition for the Years Ended December 31, 2017 and 2016
Assets.   Our total assets were $533.6 million at December 31, 2017, an increase of  $108.8 million from $424.8 million at December 31, 2016. The increase was primarily due to an increase in loans and securities.
Loan Portfolio Analysis.   At December 31, 2017, net loans were $344.7 million, or 64.6% of total assets, compared to $275.2 million, or 64.8% of total assets, at December 31, 2016. Commercial loans increased $30.3 million, or 28.6%, to $136.4 million at December 31, 2017 from $106.1 million at December 31, 2016. Multifamily loans increased $15.0 million, or 18.0%, to $98.4 million at December 31, 2017 from $83.4 million at December 31, 2016. Consumer loans increased $21.3 million or 201.6%, to $31.9 million at December 31, 2017 from $10.6 million at December 31, 2016. 1-4 family residential loans increased $2.0 million, or 3.9%, to $51.6 million at December 31, 2017 from $49.6 million at December 31, 2016. Construction loans decreased $563,000, or 10.0%, to $5.0 million at December 31, 2017 from $5.6 million at December 31, 2016. Commercial real estate loans increased by $2.6 million, or 11.5%, to $24.8 million at December 31, 2017 from $22.2 million at December 31, 2016.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.
	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1 – 4 family residential	$51,556	14.81%	$49,597	17.88%	$28,531	12.77%
Multifamily	98,432	28.28	83,410	30.06	71,184	31.86
Commercial real estate	24,761	7.11	22,198	8.00	21,272	9.52
Construction	5,047	1.45	5,610	2.02	5,297	2.38
Total real estate	179,796	51.65	160,815	57.96	126,284	56.53
Commercial	136,412	39.19	106,064	38.23	83,563	37.40
Consumer	31,881	9.16	10,571	3.81	13,556	6.07
Total Loans	$348,089	100.00%	$277,450	100.00%	$223,403	100.00%
Allowance for loan losses	(4,264)		(3,413)		(2,799)
Deferred loan costs, net	889		1,128		1,116
Loans, net	$344,714		$275,165		$221,720

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1 – 4 family residential	$23,072	13.44%	$13,757	9.22%
Multifamily	58,578	34.11	54,702	36.66
Commercial real estate	13,776	8.02	8,016	5.37
Construction	1,105	0.65	6,693	4.49
Total real estate	96,531	56.22	83,168	55.74
Commercial	65,643	38.22	60,833	40.77
Consumer	9,556	5.56	5,208	3.49
Total Loans	$171,730	100.00%	$149,209	100.00%
Allowance for loan losses	(2,165)		(1,865)
Deferred loan costs, net	947		(27)
Loans, net	$170,512		$147,317

The following table sets forth the composition of our Attorney-Related Loan portfolio by type of loan at the dates indicated.
	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$96,070	62.06%	$63,251	63.46%	$51,433	60.04%
Case cost lines of credit	24,446	15.79	21,132	21.20	17,574	20.51
Term loans	7,082	4.57	9,675	9.71	7,358	8.59
Post-settlement commercial and other commercial attorney-related loans	68	0.04	894	0.90	819	0.96
Total Commercial Attorney-Related	127,666	82.46	94,952	95.27	77,184	90.10
Consumer Attorney-Related:
Post-settlement consumer loans	25,731	16.62	3,078	3.09	6,653	7.76
Structured settlement loans	1,421	0.92	1,632	1.64	1,829	2.14
Total Consumer Attorney-Related	27,152	17.54	4,710	4.73	8,482	9.90
Total Attorney-Related Loans	$154,818	100.00%	$99,662	100.00%	$85,666	100.00%

The majority of the growth in the portfolio from December 31, 2016 was in our Attorney-Related loans. At December 31, 2017, our Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $154.8 million, or 44.5% of our total loan portfolio, compared to $99.7 million at December 31, 2016. At December 31, 2017, our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans, totaled $127.7 million, or 82.5% of our total attorney-related loan portfolio and 36.7% of our total loan portfolio, compared to $95.0 million Commercial Attorney-Related Loans at December 31, 2016. As of December 31, 2017, our Consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans, totaled $27.2 million, or 17.5% of our total Attorney-Related Loan portfolio and 7.8% of our total loan portfolio, compared to $4.7 million Consumer Attorney-Related Loans at December 31, 2016.
Loan Maturity.   The following table sets forth certain information at December 31, 2017 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.
December 31, 2017	1 – 4 Family Residential	Multifamily	Commercial Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$9,947	$35,127	$2,148	$5,047	$124,369	$30,271	$206,909
More than one to five years	31,652	23,232	12,275	—	12,043	1,478	80,680
More than five to ten years	7,260	33,630	8,195	—	—	132	49,217
More than ten years	2,697	6,443	2,143	—	—	—	11,283
Total	$51,556	$98,432	$24,761	$5,047	$136,412	$31,881	$348,089

The following table sets forth fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.
	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate
1 – 4 family residential	$41,363	$247	$41,610
Multifamily	49,976	13,329	63,305
Commercial real estate	20,326	2,286	22,612
Construction	—	—	—
Commercial	283	11,760	12,043
Consumer	1,410	200	1,610
Total	$113,358	$27,822	$141,180

At December 31, 2017, $38.1 million, or 19.4% of our adjustable interest rate loans were at their interest rate floor.
Delinquent Loans.   The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.
	At December 31, 2017			At December 31, 2016			At December 31, 2015
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due
(Dollars in thousands)
1 – 4 family residential	$—	$—	$—	$203	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$203	$—	$—	$—	$—	$—

	At December 31, 2014			At December 31, 2013
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
1 – 4 family residential	$—	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	843	—
Commercial real estate	—	—	—	—	685	—
Construction	—	—	—	—	—	634
Commercial	—	2,100	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$2,100	$—	$—	$1,528	$634

Non-performing Assets.
Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for economic or legal reasons related to the borrower’s financial difficulties, for which we grant a concession to the borrower that we would not consider otherwise. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2017, we did not have any accruing loans past due 90 days or greater or troubled debt restructurings. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. We have not had any foreclosed assets for the periods presented.
The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
1 – 4 family residential	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	634
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accrual loans	$—	$—	$—	$—	$634
Other real estate owned	—	—	—	—	—
Loans past due 90 days and still accruing	—	—	—	—	—
Troubled debt restructurings	—	—	—	—	—
Total nonperforming assets	$—	$—	$—	$—	$634
Total loans(1)	$348,978	$278,578	$224,519	$172,677	$149,182
Total assets	$533,629	$424,833	$352,650	$330,690	$237,580
Total non-accrual loans to total loans	—%	—%	—%	—%	0.42%
Total non-performing assets to total assets	—%	—%	—%	—%	0.27%

(1)
Loans are presented before the allowance for loan losses but include deferred fees/costs.

Allowance for Loan Losses.
Please see “— Critical Accounting Policies — Allowance for Loan Losses” for additional discussion of our allowance policy.
The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated.
	For the years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of year	$3,413	$2,799	$2,165	$1,865	$1,855
Provision for loan losses	905	595	930	300	60
Charge-offs:
1 – 4 family residential	—	—	—	—	—
Multifamily	—	—	—	—	39
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	12
Commercial	14	—	296	—	—
Consumer	40	7	—	—	—
Total charge-offs	54	7	296	—	51
Recoveries:
1 – 4 family residential	—	—	—	—	—
Multifamily	—	—	—	—	1
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	26	—	—	—
Consumer	—	—	—	—	—
Total recoveries	—	26	—	—	1
Allowance at end of year	$4,264	$3,413	$2,799	$2,165	$1,865
Nonperforming loans at end of period	$—	$—	$—	$—	$634
Total loans outstanding at end of period(1)	$348,978	$278,578	$224,519	$172,677	$149,182
Average loans outstanding during the period(1)	$305,339	$248,068	$187,317	$147,330	$134,748
Allowance for loan losses to non-performing loans	N/A	N/A	N/A	N/A%	294.16%
Allowance for loan losses to total loans at end of the period(1)	1.22%	1.23%	1.25%	1.25%	1.25%
Net charge-offs to average loans outstanding during the period	0.02%	(0.01)%	0.16%	0.00%	0.04%

(1)
Loans are presented before the allowance for loan losses but include deferred fees/costs.

Allocation of Allowance for Loan Losses.   The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1 – 4 family residential	$382	14.81%	$360	17.88%	$213	12.77%
Multifamily	713	28.28	621	30.06	533	31.86
Commercial real estate	266	7.11	238	8.00	230	9.52
Construction	127	1.45	141	2.02	134	2.38
Commercial	2,272	39.19	1,934	38.23	1,536	37.40
Consumer	504	9.16	119	3.81	153	6.07
Total allocated allowance	$4,264	100.00%	$3,413	100.00%	$2,799	100.00%

	At December 31,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1 – 4 family residential	$162	13.44%	$60	9.22%
Multifamily	528	34.11	536	36.66
Commercial real estate	97	8.02	115	5.37
Construction	27	0.65	98	4.49
Commercial	1,222	38.22	960	40.77
Consumer	129	5.56	96	3.49
Total allocated allowance	$2,165	100.00%	$1,865	100.00%

The allowance for loan losses as a percentage of loans was 1.22% and 1.23% as of December 31, 2017 and 2016, respectively. Loans rated special mention increased to $9.8 million from $287,000 at December 31, 2016. The increase relates primarily to two commercial attorney related relationships totaling $9.6 million as a result of anticipated temporary shortfalls in the firms’ cash flow positions. The loans are current and remain well collateralized with respect to loan to net fee value. The decline in the allowance as a percentage of loans is due to seasoning of the loan portfolio with continued minimal losses and improvements in the experience and depth of lending management.
The allowance consists of general and allocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The measurement of an impaired loan is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent.
We had no impaired loans at December 31, 2017 and December 31, 2016.
All loans except for consumer loans are individually evaluated for impairment.
Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with our loan policy, typically after 90 days of non-payment.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Securities Portfolio
The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.
	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government agency debentures	$—	$—	$—	$—	$4,064	$4,001
Mortgage backed securities-agency	20,082	19,803	16,417	16,012	17,445	17,147
Collateralized mortgage obligations-agency	110,590	108,955	77,677	76,633	63,447	63,091
Total	$130,672	$128,758	$94,094	$92,645	$84,956	$84,239

At December 31, 2017 and December 31, 2016, we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity.
We review the investment portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment (OTTI), we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
At December 31, 2017 and December 31, 2016, securities in unrealized loss positions were issuances from government sponsored entities. The decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality and because we do not have the intent to sell the securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2017 and 2016.
No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015.
Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2017, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made, as the amount of tax free interest earning assets is immaterial.
	At December 31, 2017
	One Year or Less		More Than One Year through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Government agency debentures	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage backed securities-agency	—	—	—	—	—	—	20,082	2.16	20,082	2.16
Collateralized mortgage obligations-agency	—	—	1,534	2.21	—	—	109,056	2.31	110,590	2.31
Total securities available for sale	$—	—%	$1,534	2.21%	$—	—%	$129,138	2.29%	$130,672	2.29%

Deposits
Total deposits increased $77.7 million, or 21.0%, to $448.5 million at December 31, 2017 from $370.8 million at December 31, 2016. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $421.6 million at December 31, 2017, or 94.0% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.
	For the Year Ended December 31, 2017
	Average Balance	Percent	Average Rate
	(Dollars in thousands)
Demand	$139,674	36.19%	0.00%
Savings, NOW and Money Market	221,997	57.52%	0.19%
Time	24,299	6.29%	0.38%
Total deposits	$385,970	100.00%	0.13%

	For the Years Ended December 31,
	2016			2015
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate
	(Dollars in thousands)
Demand	$105,036	32.29%	0.00%	$95,820	33.83%	0.00%
Savings, NOW and Money Market	203,185	62.47%	0.20%	176,892	62.46%	0.20%
Time	17,041	5.24%	0.42%	10,494	3.71%	0.74%
Total deposits	$325,262	100.00%	0.15%	$283,206	100.00%	0.15%

As of December 31, 2017, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $23.6 million. The following table sets forth the maturity of these certificates as of December 31, 2017.
At December 31, 2017
(In thousands)
Maturing period:
Three months or less	$19,254
Over three months through six months.	1,665
Over six months through twelve months.	1,048
Over twelve months	1,602
Total certificates	$23,569

Borrowings
At December 31, 2017, we had the ability to borrow a total of  $103.4 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $19.4 million. At December 31, 2017, we also had lines of credit with two other financial institutions totaling $7.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2017.
Stockholders’ Equity
Total stockholders’ equity increased $31.2 million, or 59.8%, to $83.4 million at December 31, 2017, from $52.2 million at December 31, 2016. The increase for the year ended December 31, 2017 was primarily due to our successful IPO. The Company sold 2,154,580 newly issued shares of common stock at $14.00 per share. The offering resulted in net proceeds to the Company of  $26.3 million after deducting the underwriting discount and offering related expenses. The Company also recorded $3.6 million in net income for the year ended December 31, 2017.

Average Balance Sheets and Related Yields and Rates
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2017 and 2016. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made.
	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans	$305,339	$17,554	5.75%	$248,068	$14,071	5.67%	$187,317	$10,594	5.66%
Securities, includes
restricted stock	108,497	2,549	2.35%	87,830	1,964	2.24%	78,021	1,747	2.24%
Interest earning cash	34,346	291	0.85%	32,849	133	0.40%	55,309	110	0.20%
Total interest earning assets	448,182	20,394	4.55%	368,747	16,168	4.38%	320,647	12,451	3.88%
NON-INTEREST EARNING ASSETS
Cash and due from banks	545			550			556
Other assets	7,587			10,100			7,423
TOTAL AVERAGE ASSETS	$456,314			$379,397			$328,626
INTEREST-BEARING LIABILITIES
Savings, NOW, Money Markets	$221,997	424	0.19%	$203,185	414	0.20%	$176,892	353	0.20%
Time deposits	24,299	93	0.38%	17,041	72	0.42%	10,494	78	0.74%
Total deposits	246,296	517	0.21%	220,226	486	0.22%	187,386	431	0.23%
Secured borrowings	298	21	7.05%	405	25	6.17%	388	26	6.70%
Total borrowings	298	21	7.05%	405	25	6.17%	388	26	6.70%
Total interest-bearing liabilities	246,594	538	0.22%	220,631	511	0.23%	187,774	457	0.24%
NON-INTEREST BEARING LIABILITIES
Demand deposits	139,674			105,036			95,820
Other liabilities	1,908			1,094			922
Total liabilities	141,582			106,130			96,742
Stockholders’ equity	68,138			52,636			44,110
TOTAL AVERAGE LIABILITIES AND EQUITY	$456,314			$379,397			$328,626
Net interest spread		$19,856	4.33%		$15,657	4.15%		$11,994	3.64%
Net interest margin			4.43%			4.25%			3.74%

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate); (2) changes attributable to rate (change in rate multiplied by the prior year’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.
	For the Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Loans	$3,290	$193	$3,483
Securities, includes restricted stock	481	104	585
Interest earning cash	6	152	158
Total interest income	3,777	449	4,226
Interest paid on:
Savings, NOW, Money Markets	37	(27)	10
Time deposits	28	(7)	21
Total deposits	65	(34)	31
Secured borrowings	(7)	3	(4)
Total interest expense	58	(31)	27
Change in net interest income	$3,719	$480	$4,199

	For the Years Ended December 31, 2016 vs. 2015
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Loans	$3,446	$31	$3,477
Securities, includes restricted stock	210	(48)	162
Interest earning cash	(77)	155	78
Total interest income	3,579	138	3,717
Interest paid on:
Savings, NOW, Money Markets	54	7	61
Time deposits	36	(42)	(6)
Total deposits	90	(35)	55
Secured borrowings	1	(2)	(1)
Total interest expense	91	(37)	54
Change in net interest income	$3,488	$175	$3,663

Results of Operations for the Years Ended December 31, 2017 and 2016
General.   Net income increased $822,000 or 29.1%, to $3.6 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016. The increase resulted from a $4.2 million increase in net interest income and a $1.4 million increase in noninterest income, which were partially offset by a $2.8 million increase in noninterest expense.
Interest Income.   Interest income increased $4.2 million or 26.1%, to $20.4 million for the year ended December 31, 2017 from $16.2 million for the year ended December 31, 2016. This was attributable to an increase in the average balance of loans, which increased $57.3 million, or 23.1%, to $305.3 million for the year ended December 31, 2017 from $248.1 million for the year ended December 31, 2016.
Interest Expense.   Interest expense increased $27,000, or 5.3%, to $538,000 for the year ended December 31, 2017 from $511,000 for the year ended December 31, 2016, caused primarily by an increase in average balance of interest-bearing deposits. The average rate we paid on interest bearing deposits decreased 1 basis point to 0.21% for the year ended December 31, 2017 from 0.22% for the year ended December 31, 2016. Our average balance of interest bearing deposits increased $26.1 million, or 11.8%, to $246.3 million for the year ended December 31, 2017 from $220.2 million for the year ended December 31, 2016.
Net Interest Income.   Net interest income increased $4.2 million, or 26.8%, to $19.9 million for the year ended December 31, 2017 from $15.7 million for the year ended December 31, 2016. Our net interest margin and net interest spread each increased 18 basis points to 4.43% and 4.33%, respectively for the year ended December 31, 2017 from 4.25% and 4.15%, respectively for the year ended December 31, 2016. The increase in the net interest margin was primarily due to a 17 basis points increase in the average yield we earned on interest earning assets. This increase was largely due to growth in higher yielding loans and impact of rising rates.
Provision for Loan Losses.   Our provision for loan losses was $905,000 for the year ended December 31, 2017 compared to $595,000 for the year ended December 31, 2016. The increase from prior year was primarily related to growth in the loan portfolio. The provisions recorded resulted in an allowance for loan losses of  $4.3 million, or 1.22% of total loans at December 31, 2017, compared to $3.4 million, or 1.23% of total loans at December 31, 2016.
Noninterest Income.   Noninterest income information is as follows:
	For the Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$2,194	$1,039	$1,155	111.2%
Merchant processing income	3,322	3,080	242	7.9
Gains of sales of securities	—	6	(6)	(100.0)
Total noninterest income	$5,516	$4,125	$1,391	33.7%
Customer related fees and charges have increased due to increases in sweep fee income on off-balance sheet funds as a result of rising rates and higher balances. Merchant processing income increased due to growth in our business. Average monthly volumes increased to $318.1 million for 2017 compared to $302.8 million for 2016.

Noninterest Expense.   Noninterest expense information is as follows:
	For the Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$10,072	$8,244	$1,828	22.2%
Occupancy and equipment	1,557	1,604	(47)	(2.9)
Professional and consulting services	1,902	1,642	260	15.8
FDIC assessment	127	99	28	28.3
Advertising and marketing	485	430	55	12.8
Travel and business relations	428	324	104	32.1
OCC assessments	129	112	17	15.2
Data processing	1,709	1,369	340	24.8
Other operating expenses	1,024	775	249	32.1
Total noninterest expense	$17,433	$14,599	$2,834	19.4%
Employee compensation and benefits increased for the year ended December 31, 2017 from the year ended December 31, 2016 primarily due to increases in the number of employees, increases in incentive compensation and salary increases. The increase in professional and consulting services was due primarily to additional costs related to becoming a public company. The increase in data processing costs was due to investments in technology to support our future growth initiatives.
Income Tax Expense.   We recorded an income tax expense of  $3.4 million for the year ended December 31, 2017, reflecting an effective tax rate of 48.2%, compared to $1.8 million, or 38.5%, for the year ended December 31, 2016. As a result of the December 2017 Tax Cuts and Jobs Act, the Company’s effective tax rate was adversely effected due to the re-measurement of our net deferred tax asset resulting in additional tax expense of  $683,000.
Results of Operations for the Years Ended December 31, 2016 and 2015
General.   Net income increased $1.7 million, or 140.8%, to $2.8 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015. The increase resulted from a $3.7 million increase in net interest income and a $1.2 million increase in noninterest income, which were partially offset by a $2.4 million increase in noninterest expense.
Interest Income.   Interest income increased $3.7 million or 29.9%, to $16.2 million for the year ended December 31, 2016 from $12.5 million for the year ended December 31, 2015. This was attributable to an increase in interest and fees on loans, which increased $3.5 million, or 32.8%, to $14.1 million for the year ended December 31, 2016 from $10.6 million for the year ended December 31, 2015.
The increase in interest income on loans was due to an increase in average balance of loans of $60.8 million, or 32.4%, to $248.1 million for the year ended December 31, 2016 from $187.3 million for the year ended December 31, 2015. This increase was due to our continued success in growing multifamily loans, commercial real estate loans, commercial loans and consumer loans.
Interest Expense.   Interest expense increased $54,000, or 11.8%, to $511,000 for the year ended December 31, 2016 from $457,000 for the year ended December 31, 2015, caused by an increase in average-interest bearing deposits. The average rate we paid on interest bearing deposits decreased 1 basis point to 0.22% for the year ended December 31, 2016 from 0.23% for the year ended December 31, 2015. Our average balance of interest bearing deposits increased $32.8 million, or 17.5%, to $220.2 million for the year ended December 31, 2016 from $187.4 million for the year ended December 31, 2015.

Net Interest Income.   Net interest income increased $3.7 million, or 30.5%, to $15.7 million for the year ended December 31, 2016 from $12.0 million for the year ended December 31, 2015.
Our net interest margin and net interest spread each increased 51 basis points to 4.25% and 4.15%, respectively for the year ended December 31, 2016 from 3.74% and 3.64%, respectively for the year ended December 31, 2015. The increase in the net interest margin was primarily due to a 50 basis points increase in the average yield we earned on interest earning assets. This increase was largely due to growth in the volume of loans.
Provision for Loan Losses.   Our provision for loan losses was $595,000 for the year ended December 31, 2016 compared to $930,000 for the year ended December 31, 2015. The provisions recorded resulted in an allowance for loan losses of  $3.4 million, or 1.23% of total loans at December 31, 2016, compared to $2.8 million, or 1.25% of total loans at December 31, 2015.
Noninterest Income.   Noninterest income information is as follows:
	For the Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$1,039	$741	$298	40.2%
Merchant processing income	3,080	2,202	878	39.9
Gains of sales of securities	6	—	6	N/A
Total noninterest income	$4,125	$2,943	$1,182	40.2%
Merchant processing income increased significantly due to significant growth in our business. Average monthly volumes increased to $302.8 million for 2016 compared to $269.2 million for 2015. Customer related fees and charges have increased due to overall increases in the balances and count of our deposit customers.
Noninterest Expense.   Noninterest expense information is as follows:
	For the Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$8,244	$6,251	$1,993	31.9%
Occupancy and equipment	1,604	1,412	192	13.6
Professional and consulting services	1,642	1,699	(57)	(3.4)
FDIC assessment	99	245	(146)	(59.6)
Advertising and marketing	430	334	96	28.7
Travel and business relations	324	301	23	7.6
OCC assessments	112	105	7	6.7
Data processing	1,369	1,187	182	15.3
Other operating expenses	775	637	138	21.7
Total noninterest expense	$14,599	$12,171	$2,428	19.9%
Employee compenation and benefits increased for the year ended December 31, 2016 from the year ended December 31, 2015 primarily due to increases in the number of employees, increases in incentive compensation and salary increases. Occupancy and equipment expense increased primarily due to write-offs related to the closure of our New York City administrative office.
Income Tax Expense.   We recorded an income tax expense of  $1.8 million for the year ended December 31, 2016, reflecting an effective tax rate of 38.5%, compared to $664,000, or 36.2%, for the year ended December 31, 2015.

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
The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2017 and 2016. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.
	At December 31,
	2017		2016
Changes in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$31,412	6,708	$24,445	5,519
300	29,386	4,682	23,083	4,157
200	27,513	2,809	21,714	2,788
100	26,040	1,336	20,339	1,413
0	24,704	—	18,926	—
-100	22,347	(2,357)	17,260	(1,666)
-200	20,527	(4,177)	16,220	(2,706)
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
The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2017 and 2016.
	At December 31,
	2017		2016
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$108,330	9,518	$79,188	6,362
300	106,190	7,378	78,277	5,451
200	103,804	4,992	77,062	4,236
100	101,889	3,077	75,397	2,571
0	98,812	—	72,826	—
-100	89,975	(8,837)	65,985	(6,841)
-200	76,118	(22,694)	56,208	(16,618)
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
We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short-and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017 and December 31, 2016, cash and cash equivalents totaled $43.1 million and $43.0 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $128.8 million at December 31, 2017 and $92.6 million at December 31, 2016.
At December 31, 2017, we had the ability to borrow a total of  $103.4 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $19.4 million. At December 31, 2017, we also had lines of credit with two other financial institutions totaling $7.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2017.
We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. At December 31, 2017 and December 31, 2016, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At December 31, 2017, Esquire Bank was classified as well-capitalized.
On November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank, requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 Leverage Capital at least equal to 9%, Tier 1 Risk-Based Capital at least equal to 11%, and Total Risk-Based Capital at least equal to 13%.
The following table presents our capital ratios as of the indicated dates for Esquire Bank.
	“Well Capitalized”	For Capital Adequacy Purposes Minimum Capital with Conservation Buffer	Agreed to Minimum Capital Requirements	Actual At December 31, 2017
Tier 1 Leverage Ratio
Bank.	5.00%	4.00%	9.00%	12.82%
Tier 1 Risk-based Capital Ratio
Bank.	8.00%	7.25%	11.00%	17.32%
Total Risk-based Capital Ratio
Bank.	10.00%	9.25%	13.00%	18.47%
Common Equity Tier 1 Capital Ratio
Bank.	6.50%	5.75%	N/A	17.32%
	“Well Capitalized”	Actual At December 31, 2016
Tier 1 Leverage Ratio
Bank	5.00%	11.63%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	16.09%
Total Risk-based Capital Ratio
Bank	10.00%	17.25%
Common Equity Tier 1 Capital Ratio
Bank	6.50%	16.09%
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2017.
Contractual Maturities
	Less Than One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Operating lease obligations	$506	$816	$848	$1,793	$3,963
Time deposits	23,981	2,951	—	—	26,932
Total	$24,487	$3,767	$848	$1,793	$30,895

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
For further information, see Note 10 of the Notes to the Consolidated Financial Statements.
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under the section of this Annual Report entitled “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

ITEM 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of
Esquire Financial Holdings, Inc.
Jericho, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Crowe Horwath LLP
Crowe Horwath LLP
We have served as the Company’s auditor since 2006.
Livingston, New Jersey
March 29, 2018

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$43,077	$42,993
Securities available-for-sale, at fair value	128,758	92,645
Securities, restricted, at cost	2,183	1,649
Loans	348,978	278,578
Allowance for loan losses	(4,264)	(3,413)
Loans, net	344,714	275,165
Premises and equipment, net	2,546	2,767
Accrued interest receivable	2,836	1,541
Deferred tax asset	2,241	3,108
Other assets	7,274	4,965
Total assets	$533,629	$424,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$190,847	$124,990
Savings, NOW and money market	230,715	221,843
Time	26,932	23,955
Total deposits	448,494	370,788
Secured borrowings	278	371
Accrued expenses and other liabilities	1,474	1,488
Total liabilities	450,246	372,647
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares (non-voting); 0 issued and outstanding at December 31, 2017 and 66,985 shares at December 31, 2016	—	1
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,326,536 shares at December 31, 2017, and 5,002,950 shares at December 31, 2016	73	50
Additional paid-in capital	86,660	58,845
Retained deficit	(1,960)	(5,826)
Accumulated other comprehensive loss	(1,390)	(884)
Total stockholders’ equity	83,383	52,186
Total liabilities and stockholders’ equity	$533,629	$424,833

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2017	2016	2015
Interest income
Loans	$17,554	$14,071	$10,594
Securities, available-for-sale	2,549	1,964	1,747
Interest earning deposits and other	291	133	110
Total interest income	20,394	16,168	12,451
Interest expense
Savings, NOW and money market deposits	424	414	353
Time deposits	93	72	78
Borrowings	21	25	26
Total interest expense	538	511	457
Net interest income	19,856	15,657	11,994
Provision for loan losses	905	595	930
Net interest income after provision for loan losses	18,951	15,062	11,064
Non-interest income
Customer related fees and service charges	2,194	1,039	741
Merchant processing income	3,322	3,080	2,202
Net gains on securities available-for-sale	—	6	—
Total non-interest income	5,516	4,125	2,943
Non-interest expense
Employee compensation and benefits	10,072	8,244	6,251
Occupancy and equipment, net	1,557	1,604	1,412
Professional and consulting services	1,902	1,642	1,699
Data processing	1,709	1,369	1,187
Advertising and marketing	485	430	334
Travel and business relations	428	324	301
OCC assessments	129	112	105
FDIC assessments	127	99	245
Other operating expenses	1,024	775	637
Total non-interest expense	17,433	14,599	12,171
Net income before income taxes	7,034	4,588	1,836
Income tax expense	3,390	1,766	664
Net income	$3,644	$2,822	$1,172
Earnings per common share (See Note 9)
Basic	$0.59	$0.56	$0.25
Diluted	$0.58	$0.55	$0.25
See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Net income	$3,644	$2,822	$1,172
Other comprehensive loss:
Unrealized losses arising during the period on securities available-for-sale	(465)	(738)	(304)
Reclassification adjustment for net gains included in net income	—	6	—
Tax effect	181	282	120
Total other comprehensive loss	(284)	(450)	(184)
Total comprehensive income	$3,360	$2,372	$988

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred shares	Common shares	Preferred Stock	Common stock	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 1, 2015	157,985	4,088,410	$2	$41	$48,569	$(9,820)	$(250)	$38,542
Net income	—	—	—	—	—	1,172	—	1,172
Other comprehensive loss	—	—	—	—	—	—	(184)	(184)
Exchange of preferred stock for common stock	—	—	—	—	—	—	—	—
Issuance of common stock	—	823,460	—	8	9,749	—	—	9,757
Stock options expense	—	—	—	—	138	—	—	138
Balance at December 31, 2015	157,985	4,911,870	$2	$49	$58,456	$(8,648)	$(434)	$49,425
Net income	—	—	—	—	—	2,822	—	2,822
Other comprehensive loss	—	—	—	—	—	—	(450)	(450)
Exchange of preferred stock for common stock	(91,000)	91,000	(1)	1	—	—	—	—
Issuance of common stock	—	80	—	—	1	—	—	1
Stock options expense	—	—	—	—	388	—	—	388
Balance at December 31, 2016	66,985	5,002,950	$1	$50	$58,845	$(5,826)	$(884)	$52,186
Net income	—	—	—	—	—	3,644	—	3,644
Other comprehensive loss	—	—	—	—	—	—	(284)	(284)
Exchange of preferred stock for common stock	(66,985)	66,985	(1)	1	—	—	—	—
Exercise of stock options, net	—	101,941	—	1	941	—	—	942
Issuance of common stock	—	2,154,660	—	21	26,320	—	—	26,341
Stock options expense	—	—	—	—	554	—	—	554
Reclassification due to adoption of ASU 2018-02	—	—	—	—	—	222	(222)	—
Balance at December 31, 2017	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$3,644	$2,822	$1,172
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	905	595	930
Net gains on securities available-for-sale	—	(6)	—
Depreciation	411	166	237
Stock options expense	554	388	138
Net amortization:
Securities	403	344	256
Loans	632	421	395
Changes in other assets and liabilities:
Accrued interest receivable	(1,295)	(123)	(321)
Deferred tax asset	1,048	1,521	546
Other assets	(2,309)	(202)	(2,123)
Accrued expenses and other liabilities	(14)	172	292
Write-offs related to offices closed	—	221	47
Net cash provided by operating activities	3,979	6,319	1,569
Cash flows from investing activities:
Originations and purchases of loans, net of principal repayments	(71,086)	(54,461)	(52,533)
Purchases of securities available-for-sale	(58,503)	(30,235)	(24,664)
Settlement of sales of securities available-for-sale	—	—	6,719
Proceeds of sales of securities available-for-sale	—	4,068	—
Principal repayments on securities available-for-sale	21,522	16,691	10,790
Purchase of securities, restricted	(534)	(453)	(1,202)
Redemption of securities, restricted	—	234	9
Other assets	—	1,250	—
Purchases of premises and equipment	(190)	(2,666)	(85)
Net cash used in investing activities	(108,791)	(65,572)	(60,966)
Cash flows from financing activities:
Net increase in deposits	77,706	69,101	10,913
Decrease in secured borrowings	(93)	(10)	(10)
Exercise of stock options	942	—	—
Proceeds from the issuance of common stock	26,341	1	9,757
Net cash provided by financing activities	104,896	69,092	20,660
Net increase (decrease) in cash and cash equivalents	84	9,839	(38,737)
Cash and cash equivalents at beginning of the period	42,993	33,154	71,891
Cash and cash equivalents at end of the period	$43,077	$42,993	$33,154
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$535	$508	$458
Taxes	2,630	234	95
Noncash disclosures:
Exchange of preferred stock for common stock	1	1	—
See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)
NOTE 1 — Business and Summary of Significant Accounting Policies
Business
Esquire Financial Holdings, Inc. (the “Company”) is a registered bank holding company and the parent company of Esquire Bank, National Association (the “Bank”). In August of 2015, the Company and the Bank were converted from a savings and loan holding company and savings bank to a bank holding company and national bank, respectively, and the Company, formerly a Delaware corporation, was reincorporated through a merger to a Maryland corporation.
The Bank is an independent, full-service national bank that serves the banking needs of law professionals, professional service firms, small to mid-sized businesses and individuals. The Bank was established in 2006 and began operations in October 2006. The Bank’s headquarters is located in Jericho, New York. The Bank also operates a branch in Garden City, New York and an administrative office in Palm Beach Gardens, Florida.
As a full-service bank, the Bank offers checking, savings, money market and time deposits; a wide range of commercial and consumer loans, as well as customary banking services. Through electronic delivery channels, the Bank provides bill payment services, wire transfers, ACH origination, account transfers and real time deposit relationship updates. These innovative services are complimented with a full range of traditional banking products and services. While the Bank is a full-service institution available to all potential customers, the focus is marketing to law firms and other professional service firms, small to mid-sized businesses and individuals in the local community surrounding the branch office and New York boroughs in order to grow the deposit base. Additionally, due in part, to the substantial ties that many of the board members and organizers have to the legal community, the Bank concentrates most of its marketing efforts on the legal community in these areas and nationally.
The Bank entered into the merchant service business as an acquiring bank in which credit and debit card transactions are settled on behalf of merchants. The revenue earned on behalf of merchants, net of expenses, is paid to the independent sales organizations (ISO’s). The Bank’s revenue from this transaction is shown as merchant processing income on the statements of income. Revenue is recognized when earned.
The consolidated financial statements include Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A. and are referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.
Common Stock Issuances
On June 30, 2017, we completed our initial public offering (“IPO”) and sold 1,800,000 shares of common stock. We received aggregate net proceeds of approximately $21,741, after deducting underwriting discount and other offering related expenses. On July 20, 2017 we sold 354,580 additional shares of common stock at the public offering price of  $14.00 per share pursuant to the underwriter's over-allotment options. The net proceeds after deducting the underwriting discount and other offering related expenses were approximately $4,600.
During 2015, the Company sold 823,460 shares of common stock through a private placement offering for total proceeds, net of offering costs, of  $9,800.
Basis of Presentation and Use of Estimates
The accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates.
Statement of Cash Flows
For purposes of the accompanying statements of cash flows, cash and cash equivalents are defined as the amounts included in the consolidated statements of financial condition under the captions “Cash and cash equivalents”, with contractual maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions.
Securities
All securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss), a component of stockholders’ equity.
Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the level yield method without anticipating prepayments (except for mortgage-backed securities where prepayments are anticipated) over the lives of the individual securities. Realized gains and losses on sales of securities are computed using the specific identification method.
Loans
Loans that management has the intent and ability to hold for the foreseeable future until maturity or payoff are stated at the principal amount outstanding, net of deferred loan fees and costs for originated loans and net of unamortized premiums or discounts for purchased loans. Interest income is recognized using the level yield method. Net deferred loan fees, origination costs, unamortized premiums or discounts are recognized in interest income over the loan term as a yield adjustment.
Non-Accrual
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Provision and Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized. Management estimates

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
All loans, except for consumer loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated as a specific allowance. The measurement of an impaired loan is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent.
Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.
Management has identified the following loan segments: Commercial Real Estate, Multifamily, Construction, Commercial, 1 – 4 Family Residential and Consumer. The risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Commercial Real Estate and Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off. The remainder of the loan portfolio is comprised of commercial and consumer loans. The primary risks associated with the commercial loans is the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

factors. The primary risks associated with 1 – 4 Family Residential and Consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral.
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Equipment, which includes furniture and fixtures, are depreciated over the assets’ estimated useful lives using the straight-line method (three to ten years). Amortization of leasehold improvements is recognized on a straight-line basis over the lesser of the expected lease term or the estimated useful life of the asset. Costs incurred to improve or extend the life of existing assets are capitalized. Repairs and maintenance are charged to expense.
Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of mortgage related assets, borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Dividends are reported as interest income.
Federal Reserve Bank (FRB) Stock
The Bank is a member of its regional FRB. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as interest income.
Loan Commitments and Related Financial Instruments
Financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, are issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Income Taxes
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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

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
Earnings per Common Share
Basic earnings per common share is net earnings allocated to common stock divided by the weighted average number of common shares outstanding during the period. Any outstanding preferred shares are considered participating securities for computation of basic earnings per common share. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.
Share-Based Payment
Share based payment guidance requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees in the statements of income. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost for stock options are recognized as non-interest expense in the statement of income on a straight-line basis over the vesting period of each stock option grant. Compensation cost for stock options includes the impact of an estimated forfeiture rate. At December 31, 2017, no stock options had vesting conditions linked to the performance of the Company or market conditions.
Preferred Stock
In December of 2014, an investor executed the purchase of 157,985 shares of 0.00% Series B Non-Voting Preferred Shares at a price of  $12.50 per share for proceeds, net of offering costs, of approximately $1,800. The preferred stock does not have a maturity date and is not convertible by the holder, but is convertible on a one for one basis into shares of common stock by us under certain circumstances. In addition, the preferred stock does not have a liquidation preference. Preferred shares have equal rights to receive dividends when dividends are declared on common stock, and thus are considered participating securities.
In June of 2016, the Company and the preferred shareholder agreed to perform an exchange of 91,000 shares of 0.00% of Series B non-voting preferred shares for 91,000 voting common shares, par value $0.01.
In July of 2017, the Company and the preferred shareholder agreed to perform an exchange of 66,985 shares of 0.00% of Series B non-voting preferred shares for 66,985 voting common shares, par value $0.01. As of December 31, 2017, there are no preferred shares outstanding.
Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
Segment Reporting
The Company’s operations are exclusively in the financial services industry and include the provision of traditional banking services. Management evaluates the performance of the Company based on only one business segment, that of community banking. In the opinion of management, the Company does not have any other reportable segments as defined by Accounting Standards Codification (ASC) Topic 280, “Disclosure about Segments of an Enterprise and Related Information”.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

Restrictions on Cash
Cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements.
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
Comprehensive Income
Comprehensive income (loss) consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.
New Accounting Pronouncements
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was effective for the Company on January 1, 2018. The Company has completed its review of noninterest income revenue within the scope of the guidance and an assessment of its revenue contracts, and as a result, did not identify material changes related to the timing or amount of revenue recognition. Also, adoption of this standard is not expected to lead to additional disaggregation of revenue categories.
On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU). Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

On February 25, 2016, the FASB completed its Leases project by issuing ASU No. 2016-02, “Leases (Topic 842).” The new guidance affects any organization that enters into a lease, or sublease, with some specified exemptions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will also require expanded disclosures. The ASU on leases will take effect for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently reviewing its existing lease contracts and service contracts that may include embedded leases.
On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently gathering data and building a roadmap for the implementation of this standard.
In February 2018, the FASB issued ASU 2018-02, “Income statement — Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. These amendments are effective for all entities for fiscal years beginning after December 15, 2018. For Interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued. The Company early adopted the ASU as of December 31, 2017 which resulted in the reclassification of stranded tax effects from accumulated other comprehensive loss to retained deficit totaling $222 reflected in the Consolidated Statement of Changes in Stockholders’ Equity.
Subsequent Events
The Bank has evaluated subsequent events for recognition and disclosure through the date of issuance.
NOTE 2 — Securities
Available-for-Sale Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows at December 31:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2017
Mortgage-backed securities – agency	$20,082	$12	$(291)	$19,803
Collateralized mortgage obligations (CMO’s) – agency	110,590	13	(1,648)	108,955
Total available-for-sale	$130,672	$25	$(1,939)	$128,758

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
Mortgage-backed securities – agency	16,417	12	(417)	16,012
Collateralized mortgage obligations (CMO’s) – agency	77,677	56	(1,100)	76,633
Total available-for-sale	$94,094	$68	$(1,517)	$92,645

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.
	December 31, 2017
	Amortized Cost	Fair Value
Mortgage-backed securities – agency	$20,082	$19,803
CMO’s – agency	110,590	108,955
Total	$130,672	$128,758

Mortgage-backed securities included all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2017 and 2016 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s).
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
The proceeds from sales and calls of securities and the associated gains and losses are listed below:
	2017	2016	2015
Proceeds	$—	$4,068	$—
Gross gains	—	6	—
Gross losses	—	—	—
The tax provision related to these gains was $2 for 2016.
At December 31, 2017, securities having a fair value of  $108,955 were pledged to the FHLB for borrowing capacity totaling $103,351. At December 31, 2016, securities having a fair value of  $76,633 were pledged to the FHLB for borrowing capacity totaling $72,837. At December 31, 2017 and 2016, the Company had no outstanding FHLB advances.
At December 31, 2017, securities having a fair value of  $19,803 were pledged to the FRB of New York for borrowing capacity totaling $19,370. At December 31, 2016, securities having a fair value of  $16,012 were pledged to FRB of New York for borrowing capacity totaling $15,580. At December 31, 2017 and 2016, the Company had no outstanding FRB borrowings.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31:
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Mortgage-backed securities – agency	$5,766	$(26)	$12,312	$(265)	$18,078	$(291)
CMO’s – agency	75,056	(685)	28,848	(963)	103,904	(1,648)
Total temporarily impaired securities	$80,822	$(711)	$41,160	$(1,228)	$121,982	$(1,939)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
Mortgage-backed securities – agency	$13,936	$(417)	$—	$—	$13,936	$(417)
CMO’s – agency	50,269	(859)	5,973	(241)	56,242	(1,100)
Total temporarily impaired securities	$64,205	$(1,276)	$5,973	$(241)	$70,178	$(1,517)

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
At December 31, 2017, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates and illiquidity, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2017.
No impairment charges were recorded in 2017, 2016 and 2015.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

NOTE 3 — Loans
The composition of loans by class is summarized as follows at December 31:
	2017	% of Total	2016	% of Total
1 – 4 family residential	$51,556	15%	$49,597	18%
Commercial	136,412	39	106,064	38
Multifamily	98,432	28	83,410	30
Commercial real estate	24,761	7	22,198	8
Construction	5,047	2	5,610	2
Consumer	31,881	9	10,571	4
Total Loans	348,089	100%	277,450	100%
Deferred costs and unearned premiums, net	889		1,128
Allowance for loan losses	(4,264)		(3,413)
Net loans	$344,714		$275,165

The following tables present the activity in the allowance for loan losses by class for the years ending December 31, 2017, 2016 and 2015:
	1 – 4 Family Residential	Commercial	Multifamily	Commercial Real Estate	Construction	Consumer	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	22	352	92	28	(14)	425	905
Recoveries	—	—	—	—	—	—	—
Loans charged-Off	—	(14)	—	—	—	(40)	(54)
Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264
December 31, 2016
Allowance for loan losses:
Beginning balance	$213	$1,536	$533	$230	$134	$153	$2,799
Provision (credit) for loan losses	147	372	88	8	7	(27)	595
Recoveries	—	26	—	—	—	—	26
Loans charged-Off	—	—	—	—	—	(7)	(7)
Total ending allowance balance	$360	$1,934	$621	$238	$141	$119	$3,413
December 31, 2015
Allowance for loan losses:
Beginning balance	$162	$1,222	$528	$97	$27	$129	$2,165
Provision (credit) for loan losses	51	610	5	133	107	24	930
Recoveries	—	—	—	—	—	—	—
Loans charged-Off	—	(296)	—	—	—	—	(296)
Total ending allowance balance	$213	$1,536	$533	$230	$134	$153	$2,799

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2017 and 2016:
	1 – 4 Family Residential	Commercial	Multifamily	Commercial Real Estate	Construction	Consumer	Total
December 31, 2017
Allowance for loan losses:
Ending allowance Balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	382	2,272	713	266	127	504	4,264
Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264
Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	51,556	136,412	98,432	24,761	5,047	31,881	348,089
Total ending loans balance	$51,556	$136,412	$98,432	$24,761	$5,047	$31,881	$348,089

Recorded investment is not adjusted for accrued interest, unearned premiums or deferred costs due to immateriality.
	1 – 4 Family Residential	Commercial	Multifamily	Commercial Real Estate	Construction	Consumer	Total
December 31, 2016
Allowance for loan losses:
Ending allowance Balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	360	1,934	621	238	141	119	3,413
Total ending allowance balance	$360	$1,934	$621	$238	$141	$119	$3,413
Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	49,597	106,064	83,410	22,198	5,610	10,571	277,450
Total ending loans balance	$49,597	$106,064	$83,410	$22,198	$5,610	$10,571	$277,450

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

Non-Performing Loans
Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At December 31, 2017 and 2016, none of the Company’s loans met these conditions.
The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and 2016:
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2017
1 – 4 family residential	$—	$—	$—	$—	$51,556	$51,556
Commercial	—	—	—	—	136,412	136,412
Multifamily	—	—	—	—	98,432	98,432
Commercial real estate	—	—	—	—	24,761	24,761
Construction	—	—	—	—	5,047	5,047
Consumer	—	—	—	—	31,881	31,881
Total	$—	$—	$—	$—	$348,089	$348,089

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2016
1 – 4 family residential	$203	$—	$—	$203	$49,394	$49,597
Commercial	—	—	—	—	106,064	106,064
Multifamily	—	—	—	—	83,410	83,410
Commercial real estate	—	—	—	—	22,198	22,198
Construction	—	—	—	—	5,610	5,610
Consumer	—	—	—	—	10,571	10,571
Total	$203	$—	$—	$203	$277,247	$277,450

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
The Company uses the following definitions for risk ratings:
Special Mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
	Pass	Special Mention	Substandard	Doubtful
December 31, 2017
1 – 4 family residential	$51,556	$—	$—	$—
Commercial	126,577	9,835	—	—
Multifamily	98,432	—	—	—
Commercial real estate	24,761	—	—	—
Construction	5,047	—	—	—
Consumer	31,881	—	—	—
Total	$338,254	$9,835	$—	$—

	Pass	Special Mention	Substandard	Doubtful
December 31, 2016
1 – 4 family residential	$49,597	$—	$—	$—
Commercial	105,777	287	—	—
Multifamily	83,410	—	—	—
Commercial real estate	22,198	—	—	—
Construction	5,610	—	—	—
Consumer	10,571	—	—	—
Total	$277,163	$287	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.
The Company has no loans identified as troubled debt restructurings at December 31, 2017 and 2016. Furthermore, there were no loan modifications during 2017, 2016 and 2015 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

Related Party Loans
Loans to related parties include loans to directors, their related companies and executive officers of the Company.
Loans to principal officers, directors, and their affiliates during 2017 were as follows:
Beginning balance	$3,364
New advances	5,388
Repayments	(2,364)
Ending balance	$6,388

Deposits from principal officers, directors, and their affiliates at year-end 2017 and 2016 were $2,125 and $4,944.
NOTE 4 — Premises and Equipment
The following is a summary of premises and equipment at December 31:
	2017	2016
Leasehold improvements	$1,614	$1,575
Equipment	2,889	2,876
Construction in progress	12	—
	4,515	4,451
Less: accumulated depreciation and amortization	1,969	1,684
Total premises and equipment, net	$2,546	$2,767

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment, net in the statements of income, was $411, $166 and $237 for the periods ended December 31, 2017, 2016 and 2015, respectively.
NOTE 5 — Deposits
The contractual maturities of certificates of deposit at December 31, 2017, are as follows:
Total
2018	$23,981
2019	2,951
Total	$26,932

Certificates of deposits greater than $250 were $1,008 as of December 31, 2017, and $751 at December 31, 2016.
NOTE 6 — Borrowings
The Company had a secured borrowing of  $278 and $371 as of December 31, 2017 and 2016, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.
At December 31, 2017 and 2016, we had the ability to borrow a total of  $103.4 million and $72.8 million, respectively, from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $19.4 million and $15.6 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, we also had lines of credit with two other financial institutions totaling $7.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2017 and 2016.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

NOTE 7 — Income Taxes
The following summarizes components of income tax expense for the years ended December 31:
	2017	2016	2015
Current
Federal expense	$1,955	$147	$37
State and city expense	387	98	81
Total current tax expense	2,342	245	118
Deferred
Federal expense	444	1,474	641
State and city expense	604	47	(95)
Total deferred tax expense	1,048	1,521	546
Tax expense	$3,390	$1,766	$664

The following is a reconciliation of the Company’s statutory federal income tax rate of 35% for 2017, and 34% for 2016 and 2015 to its effective tax rate at December 31:
	2017	2016	2015
Federal tax expense at statutory rate	$2,462	$1,560	$624
State and local income taxes, net of federal income taxes	200	97	(16)
Incentive stock options	32	71	4
Change to deferred tax as a result of tax reform	683	—	16
Other	13	38	36
Net tax expense	$3,390	$1,766	$664

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$429	$1,136
Pre-opening costs	92	172
Stock options expense	130	308
Allowance for loan loss	1,044	1,208
Fixed assets	27	(31)
Unrealized loss on securities available-for-sale	524	565
Other	145	145
Total deferred tax assets	2,391	3,503
Deferred tax liabilities:
Deferred rent	(37)	(43)
Deferred loan fees	(113)	(352)
Total deferred tax liabilities	(150)	(395)
Net deferred tax assets	$2,241	$3,108

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

The Company has New York state, and city net operating loss carryforwards of  $9,507, and $2,066, respectively, as of December 31, 2017. The net operating losses are available to reduce future taxable income and begin to expire in 2026.
Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2017 and 2016, will be realized.
On December 22, 2017, H.R.1 commonly known as the Tax Cuts and Jobs Act was signed into law. Among other things, the act reduces our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to remeasure, through income tax expense, our deferred tax assets and liabilities using the enacted rates. The remeasurement of our net deferred tax asset resulted in additional income tax expense of  $683 for the year ended December 31, 2017.
The Company does not have any unrecognized tax benefits at December 31, 2017 or 2016, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the statements of operations for the years ended December 31, 2017, 2016 and 2015. The Company is subject to U.S. federal income tax as well as income tax of the state of New York and New York City. The Company is no longer subject to examination by taxing authorities for years before 2014.
NOTE 8 — Employee Benefits
401(k) Plan
A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. In 2017, the Company matched funds at 1% for employee contributions resulting in total expenses of  $18 for 2017. The Company did not match funds in 2016 and 2015 and therefore had no expense during those years.
Share Based Payment Plans
The Company issues incentive and non-statutory stock options (“options”) to certain employees and directors pursuant to the 2007 Stock Option Plan. Options to purchase common stock are granted by the Compensation Committee of the Board of Directors. The plan allows for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2017, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May of 2017 and no new options can be granted from the plan.
In 2011, the stockholders of the Company approved the Company’s 2011 Stock Compensation Plan. The plan allows for a maximum of 404,607 shares of common stock to be issued. In 2015, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Compensation Plan to authorize an additional 350,000 shares for issuance under the plan. The Company has 4,062 shares available for issuance under the 2011 Stock Compensation Plan as of December 31, 2017.
In 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan. The plan allows for a maximum of 300,000 shares of common stock to be issued. No shares have been issued from the 2017 Equity Incentive Plan as of December 31, 2017.
Under the stock option plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest in five annual installments (20% per annum) and have ten year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the plans). Stock options exercised result in the issuance of new shares.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

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
The fair value of options granted was determined using the following weighted-average assumptions as of grant date.
	2016	2015
Risk-Free Interest Rate	1.44%	1.88%
Expected Term	84 months	84 months
Expected Stock Price Volatility	24.1%	19.9%
Dividend Yield	0.0%	0.0%
The weighted average fair value of options granted was $3.61 and 3.27 in 2016 and 2015, respectively. There were no stock options granted during 2017.
The following table presents a summary of the activity related to options as of December 31, 2017:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
December 31, 2017
Outstanding at beginning of year	1,024,045	$12.13
Granted	—	—
Exercised	(132,120)	10.61
Forfeited	(11,000)	11.36
Outstanding at year end	880,925	$12.36	7.15
Vested or expected to vest	880,925	$12.36	7.15
Exercisable at year end	356,468	$12.17	5.68

The Company recognized compensation expense related to options of  $554, $388, and $138 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, unrecognized compensation cost related to non-vested options was approximately $1,631 and is expected to be recognized over a weighted average period of 3.17 years. The intrinsic value for outstanding and vested or expected to vest options was $6,497. The intrinsic value for exercisable options at December 31, 2017 was $2,700. The intrinsic value for options exercised during 2017 was $492. There were no options exercised in 2016 and 2015. The tax benefit for the 2017 options exercised was $329.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

NOTE 9 — Earnings per Common Share
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The factors used in earnings per share computation follow:
	2017	2016	2015
Basic
Net income available to common shareholders	$3,644	$2,822	$1,172
Less: Earnings allocated to participating securities	23	62	40
Net income allocated to common shareholders	3,621	2,760	1,132
Weighted average common shares outstanding	6,163,549	4,958,655	4,460,098
Basic earnings per common share	$0.59	$0.56	$0.25
Diluted
Net income allocated to common shareholders for basic earnings per share	$3,621	$2,760	$1,132
Weighted average shares outstanding for basic earnings per common share	6,163,549	4,958,655	4,460,098
Add: Dilutive effects of assumed exercises of stock options	68,695	30,550	30,550
Average shares and dilutive potential common shares	6,232,244	4,989,205	4,490,648
Diluted earnings per common share	$0.58	$0.55	$0.25
Stock options totaling 837,170 and 537,795 shares of common stock were not considered in computing diluted earnings per common share for 2016 and 2015 respectively, because they were anti-dilutive. There were no anti-dilutive shares in 2017.
NOTE 10 — Commitments and Contingent Liabilities
Change-In-Control Arrangements
Certain key executive officers have arrangements that provide for the payment of a multiple of base salary, should a change-in control, as defined, occur. These payments are limited under guidelines for deductibility pursuant to the Internal Revenue Code.
Credit Related Commitments
The Company provides the following types of off-balance sheet financial products to customers: Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements, since many commitments expire without being funded.
Each customer’s creditworthiness is evaluated prior to issuing these commitments and may require the customer to pledge certain collateral (i.e., inventory, income-producing property) prior to the extension of credit. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. The Company is subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

Letters of credit are irrevocable commitments issued at the request of customers. They authorize the beneficiary to draw drafts for payment in accordance with the stated terms and conditions. Letters of credit substitute the Company’s creditworthiness for that of the customer and are issued for a fee commensurate with the risk.
The Company can issue two types of letters of credit: Commercial (documentary) Letters of Credit and Standby Letters of Credit. Commercial Letters of Credit are commonly issued to finance the purchase of goods and are typically short term in nature. Standby Letters of Credit are issued to back financial or performance obligations of a Bank customer, and are typically issued for periods up to one year. Due to their long-term nature, standby letters of credit require adequate collateral in the form of cash or other liquid assets. In most instances, standby letters of credit expire without being drawn upon.
The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.
The Company had $3,630 and $1,316 of fixed rate commitments to extend credit at December 31, 2017 and 2016, respectively. The Company had $2,634 and $730 of variable rate commitments to extend credit at December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company had standby letters of credit totaling $551 and $1,259, respectively.
Lease Commitments
At December 31, 2017, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2017, are summarized as follows:
Minimum Rentals
2018	$506
2019	407
2020	409
2021	419
2022	429
Thereafter	1,793
Total lease commitments	$3,963

These leases contain periodic escalation clauses and all expiring leases are evaluated for extensions at renewal. Rent expense for the years ended December 31, 2017 and 2016, amounted to $501 and $573, respectively.
Litigation
The Company and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

NOTE 11 — Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
For available-for-sale securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).
Assets and liabilities measured at fair value on a recurring basis are summarized below:
	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$19,803	$—
CMO’s – agency	—	108,955	—
Total	$—	$128,758	$—
December 31, 2016
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$16,012	$—
CMO’s – agency	—	76,633	—
Total	$—	$92,645	$—

There were no transfers between Level 1 and Level 2 during the year. There were no assets measured on a non-recurring basis as of December 31, 2017 and 2016.
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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

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
Securities Available-for-Sale:   The fair values for securities available-for-sale are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Securities, Restricted:   It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.
Loans:   The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that use available market benchmarks when establishing discount factors for the types of loans resulting in a Level 3 classification. Exceptions may be made for adjustable rate loans (with resets of one year or less), which would be discounted straight to their rate index plus or minus an appropriate spread. All nonaccrual loans are carried at their current fair value, if applicable. The method utilized to determine fair value does not represent exit price.
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
Off-Balance-Sheet Liabilities:   The fair value of off-balance-sheet commitments to extend credit is estimated using fees currently charged to enter into similar agreements. The fair value is immaterial as of December 31, 2017 and 2016.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

The following table presents the carrying amounts and fair values of the Company’s financial instruments:
	Carrying Value	Fair Value Measurement at December 31, 2017, Using:			Total
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$43,077	$471	$42,606	$—	$43,077
Securities available-for-sale	128,758	—	128,758	—	128,758
Securities, restricted	2,183	N/A	N/A	N/A	N/A
Loans, net of allowance	344,714	—	—	345,540	345,540
Accrued interest receivable	2,836	—	300	2,536	2,836
Financial Liabilities:
Certificates of deposit	26,932	—	26,847	—	26,847
Demand and other deposits	421,562	421,562	—	—	421,562
Secured borrowings	278	—	278	—	278
Accrued interest payable	6	—	6	—	6
	Carrying Value	Fair Value Measurement at December 31, 2016, Using:			Total
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$42,993	$437	$42,556	$—	$42,993
Securities available-for-sale	92,645	—	92,645	—	92,645
Securities, restricted	1,649	N/A	N/A	N/A	N/A
Loans, net of allowance	275,165	—	—	277,620	277,620
Accrued interest receivable	1,541	—	201	1,340	1,541
Financial Liabilities:
Certificates of deposit	23,955	—	23,930	—	23,930
Demand and other deposits	346,833	346,833	—	—	346,833
Secured borrowings	371	—	371	—	371
Accrued interest payable	3	—	3	—	3
NOTE 12 — Capital
Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is assetgrowth and expansion, and capital restoration plans are required.
As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
	Actual		Required For Capital Adequacy Purposes*		For Capital Adequacy Purposes Including Capital Conservation Buffer(1)		To be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk weighted assets	$68,079	18.47%	$29,483	8.00%	$34,090	9.25%	$36,854	10.00%
Tier 1 (core) capital to risk weighted assets	63,814	17.32	22,112	6.00	26,719	7.25	29,483	8.00
Tier 1 (common) capital to risk weighted assets	63,814	17.32	16,584	4.50	21,191	5.75	23,955	6.50
Tier 1 (core) capital to adjusted total assets	63,814	12.82	19,906	4.00	19,906	4.00	24,883	5.00
December 31, 2016
Total capital to risk weighted assets	$50,974	17.25%	$23,642	8.00%	$25,489	8.63%	$29,552	10.00%
Tier 1 (core) capital to risk weighted assets	47,560	16.09	17,731	6.00	19,578	6.63	23,642	8.00
Tier 1 (common) capital to risk weighted assets	47,560	16.09	13,299	4.50	15,146	5.13	19,209	6.50
Tier 1 (core) capital to adjusted total assets	47,560	11.63	16,351	4.00	16,351	4.00	20,439	5.00

*
BASEL III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank.

(1)
When fully phased in on January 1, 2019, the Basel Rules will require the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) Common Equity Tier 1 capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

In December 2012, the Board of Directors of the Bank ratified maintaining Tier I Leverage Capital at least equal to 9%, Tier I Risk-Based Capital at least equal to 11% and Total Risk-Based Capital at least equal to 13%.
NOTE 13 — Parent Company Only Condensed Financial Information
Condensed financial information of Esquire Financial Holdings, Inc. follows:
	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$19,461	$4,473
Investment in banking subsidiary	62,940	47,085
Other assets	1,048	660
Total assets	83,449	52,218
LIABILITIES
Due to subsidiary	—	—
Other liabilities	66	32
Total liabilities	66	32
STOCKHOLDERS’ EQUITY
Preferred stock	—	1
Common stock	73	50
Additional paid-in-capital	86,660	58,845
Retained deficit	(1,960)	(5,826)
Other comprehensive loss	(1,390)	(884)
Total stockholders’ equity	$83,383	$52,186
Total liabilities and equity	$83,449	$52,218

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Years Ended December 31,
	2017	2016	2015
Interest income	$—	$100	$—
Other expense	883	621	540
Loss before income tax and undistributed subsidiary income	(883)	(521)	(540)
Income tax benefit	(388)	(200)	(213)
Equity in undistributed subsidiary income	4,139	3,143	1,499
Net income	$3,644	$2,822	$1,172
Comprehensive income	$3,360	$2,372	$988

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$3,644	$2,822	$1,172
Adjustments:
Stock options expense	554	388	138
Equity in undistributed subsidiary income	(4,139)	(3,142)	(1,499)
Change in other assets	(388)	(200)	(213)
Change in other liabilities	34	(105)	(438)
Net cash provided by (used in) operating activities	(295)	(237)	(840)
Cash flows from investing activities
Investments in subsidiaries	(12,000)	(4,000)	(3,000)
Other assets	—	1,250	(1,250)
Net cash used in investing activities	(12,000)	(2,750)	(4,250)
Cash flows from financing activities:
Exercise of stock options	942	—	—
Proceeds from the issuance of common stock	26,341	1	9,757
Net cash from financing activities	27,283	1	9,757
Net change in cash and cash equivalents	14,988	(2,986)	4,667
Beginning cash and cash equivalents	4,473	7,459	2,792
Ending cash and cash equivalents	$19,461	$4,473	$7,459

NOTE 14 — Accumulated Other Comprehensive Loss
The following is changes in accumulated other comprehensive loss by component, net of tax, for the years ending December 31, 2017 and 2016:
	For the Years Ended December 31,
	2017	2016	2015
	Unrealized Losses on Available for Sale Securities
Beginning balance	$(884)	$(434)	$(250)
Other comprehensive loss before reclassifications	(284)	(454)	(184)
Amounts reclassified from accumulated other comprehensive income	—	4	—
Net current period other comprehensive loss	(284)	(450)	(184)
Reclassification due to adoption of ASU 2018-02	(222)	—	—
Ending balance	$(1,390)	$(884)	$(434)

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

The following represents the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017, and 2016:
	Twelve months ended December 31,			Affected Line in the Consolidated Statement of Income
	2017	2016	2015
Realized gain on securities sales, AFS	$—	$6	$—	Net gains on securities available-for-sale
Income tax expense	—	(2)	—	Income tax expense
Total reclassifications, net of tax	$—	$4	$—

ITEM 9.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
There were no changes made in our internal controls during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.
Other Information

None.
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

Esquire Financial has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Esquire Financial’s website at www.esquirebank.com under “Investor Relations — Governance Documents.”
The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors —  Executive Officer Compensation” of the Proxy Statement.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” of the Proxy Statement.
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors — Transactions with Certain Related Persons,” “— Board Independence” and “— Meetings and Committees of the Board of Directors” of the Proxy Statement.
ITEM 14.
Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

3.1
Articles of Incorporation of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

3.2
Articles Supplementary of Series B Non-Voting Preferred Stock of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

3.3
Bylaws of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto)

4
Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

10.1
Letter Agreement regarding Investor Rights, dated December 23, 2014, between Esquire Financial Holdings, Inc. and CJA Private Equity Financial Restructuring Master Fund I, LP (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

10.2
Registration Rights Agreement, dated December 23, 2014, between Esquire Financial Holdings, Inc. and CJA Private Equity Financial Restructuring Master Fund I, LP (incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

10.3
Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Dennis Shields (incorporated by reference to Exhibit 10.3 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.4
Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.5
Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.6
Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.7
Esquire Bank 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.8
Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.9
Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†

21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

†
Management contract or compensation plan or arrangement.

ITEM 16.
Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 29, 2018	By: /s/ Andrew C. Sagliocca Andrew C. Sagliocca President, Chief Executive Officer and Director (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Andrew C. Sagliocca Andrew C. Sagliocca	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
/s/ Eric S. Bader Eric S. Bader	Eric S. Bader (Principal Financial and Accounting Officer)	March 29, 2018
/s/ Dennis Shields Dennis Shields	Executive Chairman	March 29, 2018
/s/ Anthony Coelho Anthony Coelho	Vice Chairman	March 29, 2018
/s/ Todd Deutsch Todd Deutsch	Director	March 29, 2018
/s/ Marc D. Grossman Marc D. Grossman	Director	March 29, 2018
/s/ Russ M. Herman Russ M. Herman	Director	March 29, 2018
/s/ Janet Hill Janet Hill	Director	March 29, 2018
/s/ Robert J. Mitzman Robert J. Mitzman	Director	March 29, 2018
/s/ John Morgan John Morgan	Director	March 29, 2018
/s/ Richard T. Powers Richard T. Powers	Director	March 29, 2018
/s/ Jack Thompson Jack Thompson	Director	March 29, 2018
/s/ Kevin C. Waterhouse Kevin C. Waterhouse	Director	March 29, 2018
/s/ Selig Zises Selig Zises	Director	March 29, 2018