Form 10-Q
period 2018-03-31
Esquire Financial Holdings, Inc.
filed 2018-05-14
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2018, there were 7,445,723 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$557	$471
Interest earning deposits	41,985	42,606
Total cash and cash equivalents	42,542	43,077

Securities available-for-sale, at fair value	144,859	128,758
Securities, restricted, at cost	2,183	2,183

Loans	367,654	348,978
Less: allowance for loan losses	(4,489)	(4,264)
Loans, net	363,165	344,714

Premises and equipment, net	2,461	2,546
Accrued interest receivable	3,531	2,836
Deferred tax asset	2,784	2,241
Other assets	7,571	7,202
Total assets	$569,096	$533,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$165,076	$190,847
Savings, NOW and money market	280,224	230,715
Time	36,432	26,932
Total deposits	481,732	448,494

Secured borrowings	276	278
Accrued expenses and other liabilities	2,424	1,402
Total liabilities	484,432	450,174

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred Stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,445,723 shares at March 31, 2018, and 7,326,536 shares at December 31, 2017	74	73
Additional paid-in capital	87,237	86,660
Retained deficit	(2)	(1,960)
Accumulated other comprehensive loss	(2,645)	(1,390)
Total stockholders’ equity	84,664	83,383
Total liabilities and stockholders’ equity	$569,096	$533,557

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Interest income:
Loans	$5,289	$3,827
Securities	865	550
Interest earning deposits and other	116	55
Total interest income	6,270	4,432
Interest expense:
Savings, NOW and money market deposits	121	109
Time deposits	48	22
Borrowings	5	6
Total interest expense	174	137

Net interest income	6,096	4,295
Provision for loan losses	225	150
Net interest income after provision for loan losses	5,871	4,145

Non-interest income:
Customer related fees and service charges	1,054	366
Merchant processing income	1,021	838
Total non-interest income	2,075	1,204

Non-interest expense:
Employee compensation and benefits	3,061	2,345
Occupancy and equipment, net	426	387
Professional and consulting services	628	389
FDIC assessment	39	42
Advertising and marketing	125	110
Travel and business relations	157	106
OCC assessments	33	29
Data processing	484	370
Other operating expenses	320	246
Total non-interest expense	5,273	4,024

Net income before income taxes	2,673	1,325
Income tax expense	715	510

Net income	$1,958	$815

Earnings per common share
Basic	$0.27	$0.16
Diluted	$0.26	$0.16

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$1,958	$815
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on securities available for sale	(1,727)	183
Reclassification adjustment for net gains included in net income	-	-
Tax effect	472	(78)
Total other comprehensive (loss) income	(1,255)	105
Total comprehensive income	$703	$920

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred shares	Common shares	Preferred stock	Common stock	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' equity

Balance at January 1, 2018	-	7,326,536	$-	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	-	-	-	-	-	1,958	-	1,958
Other comprehensive loss	-	-	-	-	-	-	(1,255)	(1,255)
Exercise of stock options, net of share settlement	-	42,687	-	1	377	-	-	378
Restricted stock grants	-	76,500	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	200	-	-	200

Balance at March 31, 2018	-	7,445,723	$-	$74	$87,237	$(2)	$(2,645)	$84,664

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,958	$815
Adjustments to reconcile net income to
Net cash provided by operating activities:
Provision for loan losses	225	150
Depreciation	103	102
Stock compensation expense	200	137
Net amortization:
Securities	106	102
Loans	85	179
Changes in other assets and liabilities:
Accrued interest receivable	(695)	(94)
Deferred tax asset	(71)	448
Other assets	(369)	(1,123)
Accrued expenses and other liabilities	1,022	(329)
Net cash provided by operating activities	2,564	387

Cash flows from investing activities:
Net change in loans	(18,761)	(12,197)
Purchases of securities available for sale	(22,765)	(15,379)
Principal repayments on securities available for sale	4,831	4,453
Purchases of securities, restricted	-	(97)
Purchases of premises and equipment	(18)	(72)
Net cash used in investing activities	(36,713)	(23,292)

Cash flows from financing activities:
Net increase in deposits	33,238	12,584
Decrease in secured borrowings	(2)	(87)
Exercise of stock options	378	-
Proceeds from issuance of common stock	-	1
Net cash provided by financing activities	33,614	12,498

Decrease in cash and cash equivalents	(535)	(10,407)

Cash and cash equivalents at beginning of the period	43,077	42,993

Cash and cash equivalents at end of the period	$42,542	$32,586

(Continued)

7

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$171	$136
Income taxes	75	10

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 — Basis of Presentation

The interim consolidated financial statements include the accounts of Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A. These entities are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2017 and 2016. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

Subsequent Events

The Bank has evaluated subsequent events for recognition and disclosure through the date of issuance.

Secured Borrowing

The Company had a secured borrowing of $276 and $278 as of March 31, 2018 and December 31, 2017, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

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

In July of 2017, the Company and the preferred shareholder agreed to perform an exchange of 66,985 shares of 0.00% of Series B non-voting preferred shares for 66,985 voting common shares, par value $0.01. As of March 31, 2018 and December 31, 2017, there are no preferred shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the consolidated financial statements.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 was effective for the Company on January 1, 2018. The Company has applied ASU 2014-09 using the modified retrospective approach to all existing contracts with customers covered under the scope of the standard. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in a cumulative effect adjustment or any presentation changes to the consolidated financial statements. See below for additional information related to revenue generated from contracts with customers.

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Non-interest income
Customer related fees and service charges
Sweep fee income	$965	$258
Merchant processing income
Merchant services income	941	764
ACH income	80	74
Other	89	108
Total non-interest income	$2,075	$1,204

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

•	Sweep fee income - Sweep fee income is derived from our relationships with qualified settlement funds (QSFs), which are plaintiffs’ funds from settled class action lawsuits. Our performance obligations with the QSFs are outlined in the master settlement agreements (MSAs), essentially court orders, and are limited to ensuring funds are invested into safe investment vehicles such as U.S. treasuries, FDIC insured CDs and money market funds. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

•	Merchant services income - We provide merchant services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is essentially acquiring, clearing and settling credit and debit transactions on behalf of the ISO’s merchants. The Company only recognizes revenue once a month, once it summarizes and computes all revenue and expenses applicable to each ISO. By this juncture, it has satisfied its performance obligation.

•	ACH income - We provide ACH services for various commercial customers. Contracts are entered into with third parties that need ACH transactions processed on behalf of their customers. Fees are variable and based on the number volume of transactions within a given month. Our performance obligations are processing and settling ACH’s on behalf of the customers as an originating depository financial institution. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized when we send a bill to commercial customer based on the total volume of transactions processed that month.

•	Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, which are within scope of ASC 606, revenue is recognized as performance obligations are satisfied.

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU). Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this standard did not have a material effect on the Company’s operating results or financial condition. However, the Company did enhance is computation of fair value of loans (as disclosed in Note 6) to comply with the exit price notion as required by the ASU.

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

NOTE 2 — Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2018
Mortgage-backed securities - agency	$19,507	$-	$(713)	$18,794
Collateralized mortgage obligations (CMO's) - agency	128,994	195	(3,124)	126,065
Total available-for-sale	$148,501	$195	$(3,837)	$144,859

December 31, 2017
Mortgage-backed securities - agency	$20,082	$12	$(291)	$19,803
Collateralized mortgage obligations (CMO's) - agency	110,590	13	(1,648)	108,955
Total available-for-sale	$130,672	$25	$(1,939)	$128,758

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. We have no securities due at a single maturity.

	March 31, 2018
	Amortized Cost	Fair Value
Mortgage-backed securities - agency	$19,507	$18,794
CMO's - agency	128,994	126,065
Total	$148,501	$144,859

Mortgage-backed securities include residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2018 and 2017 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s).

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

The proceeds from sales and calls of securities and the associated gains and losses are listed below for the periods indicated:

For the three months ended,
March 31,
	2018	2017

Proceeds	$-	$-
Gross gains	-	-
Gross losses	-	-

At March 31, 2018, securities having a fair value of $126,065 were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $119,636. At December 31, 2017, securities having a fair value of approximately $108,955 were pledged to the FHLB for borrowing capacity totaling $103,351. At March 31, 2018 and December 31, 2017, the Company had no outstanding FHLB advances.

At March 31, 2018, securities having a fair value of $18,794 were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $18,319. At December 31, 2017, securities having a fair value of approximately $19,803 were pledged to the FRB for borrowing capacity totaling $19,370. At March 31, 2018 and December 31, 2017, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Mortgage-backed securities - agency	$7,072	$(192)	$11,722	$(521)	$18,794	$(713)
CMO's - agency	93,497	(1,807)	27,338	(1,317)	120,835	(3,124)
Total temporarily impaired securities	$100,569	$(1,999)	$39,060	$(1,838)	$139,629	$(3,837)

December 31, 2017
Mortgage-backed securities - agency	$5,766	$(26)	$12,312	$(265)	$18,078	$(291)
CMO's - agency	75,056	(685)	28,848	(963)	103,904	(1,648)
Total temporarily impaired securities	$80,822	$(711)	$41,160	$(1,228)	$121,982	$(1,939)

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

At March 31, 2018, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2018.

No impairment charges were recorded for the three months ended March 31, 2018 and 2017.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	March 31, 2018	% of Total	December 31, 2017	% of Total
1-4 family residential	$51,545	14%	$51,556	15%
Commercial	152,837	42%	136,412	39%
Multifamily	97,597	26%	98,432	28%
Commercial real estate	24,539	7%	24,761	7%
Construction	6,012	2%	5,047	2%
Consumer	34,390	9%	31,881	9%
Total loans	366,920	100%	348,089	100%

Deferred costs and unearned premiums, net	734		889
Allowance for loan losses	(4,489)		(4,264)
Net loans	$363,165		$344,714

The following tables present the activity in the allowance for loan losses by class for the three months ending March 31, 2018 and 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
March 31, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision (credit) for loan losses	(4)	213	(17)	(4)	24	13	225
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$378	$2,485	$696	$262	$151	$517	$4,489

March 31, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	(10)	105	48	(11)	(39)	57	150
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	(40)	(40)

Total ending allowance balance	$350	$2,039	$669	$227	$102	$136	$3,523

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2018 and December 31, 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
March 31, 2018
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	378	2,485	696	262	151	517	4,489

Total ending allowance balance	$378	$2,485	$696	$262	$151	$517	$4,489

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

Loans:

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	51,545	152,837	97,597	24,539	6,012	34,390	366,920

Total ending loans balance	$51,545	$152,837	$97,597	$24,539	$6,012	$34,390	$366,920

Recorded investment is not adjusted for accrued interest and deferred costs due to immateriality.

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	382	2,272	713	266	127	504	4,264

Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	51,556	136,412	98,432	24,761	5,047	31,881	348,089

Total ending loans balance	$51,556	$136,412	$98,432	$24,761	$5,047	$31,881	$348,089

Non-Performing Loans

Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At March 31, 2018 and December 31, 2017, none of the Company’s loans met these conditions.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2018
1-4 family residential	$-	$-	$-	$-	$51,545	$51,545
Commercial	-	-	-	-	152,837	152,837
Multifamily	-	-	-	-	97,597	97,597
Commercial real estate	-	-	-	-	24,539	24,539
Construction	-	-	-	-	6,012	6,012
Consumer	-	-	-	-	34,390	34,390
Total	$-	$-	$-	$-	$366,920	$366,920

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2017
1-4 family residential	$-	$-	$-	$-	$51,556	$51,556
Commercial	-	-	-	-	136,412	136,412
Multifamily	-	-	-	-	98,432	98,432
Commercial real estate	-	-	-	-	24,761	24,761
Construction	-	-	-	-	5,047	5,047
Consumer	-	-	-	-	31,881	31,881
Total	$-	$-	$-	$-	$348,089	$348,089

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
March 31, 2018
1-4 family residential	$51,545	$-	$-	$-
Commercial	142,568	10,269	-	-
Multifamily	97,597	-	-	-
Commercial real estate	24,539	-	-	-
Construction	6,012	-	-	-
Consumer	34,390	-	-	-
Total	$356,651	$10,269	$-	$-

	Pass	Special Mention	Substandard	Doubtful
December 31, 2017
1-4 family residential	$51,556	$-	$-	$-
Commercial	126,577	9,835	-	-
Multifamily	98,432	-	-	-
Commercial real estate	24,761	-	-	-
Construction	5,047	-	-	-
Consumer	31,881	-	-	-
Total	$338,254	$9,835	$-	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at March 31, 2018 and December 31, 2017. Furthermore, there were no loan modifications during the three months ended March 31, 2018 and 2017 that were troubled debt restructurings.

NOTE 4 — Share-Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are recommended by the Compensation Committee of the Board of Directors, which are then approved by the full Board.

At March 31, 2018, there are options outstanding and/or restricted stock awards from three plans, the 2007 Stock Option Plan (“the 2007 Plan”) the 2011 Stock Compensation Plan (“the 2011 Plan”) and the 2017 Equity Incentive Plan (“the 2017 Plan”). The 2007 Plan allowed for a maximum of 270,000 shares of common stock to be issued. The 2007 Plan expired in May of 2017. The 2011 Plan allows for 754,607 shares to be issued, of which 750,545 have been issued as of March 31, 2018. The 2017 Plan allows for a maximum of 300,000 shares of common stock to be issued. During the first quarter, the Company issued 45,000 stock options and 76,500 restricted stock grants from the 2017 Plan.

Under the plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest over three or five years and have ten year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the plans). Restricted shares are granted at the fair value on the date of grant and typically vest over 6 years with a third vesting after years four, five, and six. Restricted shares have the same voting rights as common stock. Nonvested restricted shares do not have rights to dividends.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on the Company’s stock price activity. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no stock options granted during the three months ended March 31, 2017. The fair value of options granted during the three months ended March 31, 2018 was determined using the following weighted average assumptions as of the grant date:

Three months ended
March 31, 2018
Risk-Free Interest Rate	2.54%
Expected Term	84 months
Expected Stock Price Volatility	21.0%
Dividend Yield	0.00%

Weighted Average Fair Value	$5.63

The following table presents a summary of the activity related to options as of March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
March 31, 2018
Outstanding at beginning of year	880,925	$12.36

Granted	45,000	19.25
Exercised	(47,750)	10.00
Forfeited	(1,500)	19.25

Outstanding at period end	876,675	$12.83	7.43
Vested or expected to vest	876,675	$12.83	7.43
Exercisable at period end	308,718	$12.50	6.29

The Company recognized compensation expense related to options of $154 and $137 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, unrecognized compensation cost related to non-vested options was approximately $1,722 and is expected to be recognized over a weighted average period of 2.87 years. The intrinsic value for outstanding options and options vested or expected to vest was $10,139, and was $3,674 for exercisable options, at March 31, 2018.

The following table presents a summary of the activity related to restricted stock as of March 31, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested Shares
Outstanding at beginning of year	-	$-
Granted	76,500	19.25
Vested or expected to vest	-	-
Outstanding at period end	76,500	$19.25

The Company recognized compensation expense related to restricted stock of $46 for the three months ended March 31, 2018. As of March 31, 2018, there was $1,427 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.82 years.

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

	Three months ended
	March 31,
	2018	2017
Basic
Net income available to common shareholders	$1,958	$815
Less: Earnings allocated to preferred stock	-	11
Net income allocated to common shareholders	$1,958	$804
Weighted average common shares outstanding	7,364,651	5,002,978
Basic earnings per common share	$0.27	$0.16

Diluted
Net income allocated to common shareholders for basic earnings per share	$1,958	$804
Weighted average shares outstanding for basic earnings per common share	7,364,651	5,002,978
Add: Dilutive effects of assumed exercises of stock options and vesting of restricted stock awards	300,914	29,550
Average shares and dilutive potential common shares	7,665,565	5,032,528
Diluted earnings per common share	$0.26	$0.16

Stock options not considered in computing diluted earnings per share because they were anti-dilutive	43,500	864,295

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$18,794	$-
CMO's - agency	-	$126,065	-
Total	$-	$144,859	$-

December 31, 2017
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$19,803	$-
CMO's - agency	-	108,955	-
Total	$-	$128,758	$-

There were no transfers between Level 1 and Level 2 during the year. There were no assets measured on a non-recurring basis as of March 31, 2018 and December 31, 2017.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurement at March 31, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$42,542	$557	$41,985	$-	$42,542
Securities available for sale	144,859	-	144,859	-	144,859
Securities, restricted	2,183	N/A	N/A	N/A	N/A
Loans, net of allowance	363,165	-	-	361,206	361,206
Accrued interest receivable	3,531	-	387	3,144	3,531

Financial Liabilities:
Certificates of deposit	36,432	-	36,343	-	36,343
Demand and other deposits	445,300	445,300	-	-	445,300
Secured borrowings	276	-	276	-	276
Accrued interest payable	9	-	9	-	9

		Fair Value Measurement at December 31, 2017, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$43,077	$471	$42,606	$-	$43,077
Securities available for sale	128,758	-	128,758	-	128,758
Securities, restricted	2,183	N/A	N/A	N/A	N/A
Loans, net of allowance	344,714	-	-	345,540	345,540
Accrued interest receivable	2,836	-	300	2,536	2,836

Financial Liabilities:
Certificates of deposit	26,932	-	26,847	-	26,847
Demand and other deposits	421,562	421,562	-	-	421,562
Secured borrowings	278	-	278	-	278
Accrued interest payable	6	-	6	-	6

NOTE 7 — Accumulated Other Comprehensive (Loss) Income

The following is changes in accumulated other comprehensive (loss) income by component, net of tax for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Unrealized Losses on Available for Sale Securities
Beginning balance	$(1,390)	$(884)
Other comprehensive (loss) income before reclassifications	(1,255)	105
Amounts reclassified from accumulated other comprehensive income	-	-
Net current period other comprehensive (loss) income	(1,255)	105
Ending balance	$(2,645)	$(779)

There are no reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2018, and 2017:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Quarterly Report on Form 10-Q and in the Risk Factors disclosure in our Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 to the audited consolidated financial statements included in our annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets.   Our total assets were $569.1 million at March 31, 2018, an increase of $35.5 million, or 6.7%, from $533.6 million at December 31, 2017. The increase was primarily due to an increase in loans of $18.7 million, or 21.7% annualized, and an increase in securities of $16.1 million, or 12.5%, partially offset by a decrease in cash and cash equivalents of $535,000, or 1.2%.

Loan Portfolio Analysis.   At March 31, 2018, net loans were $363.2 million, or 63.8% of total assets, compared to $344.7 million, or 64.6% of total assets, at December 31, 2017. Commercial loans increased $16.4 million, or 12.0%, to $152.8 million at March 31, 2018 from $136.4 million at December 31, 2017. Multifamily loans decreased $835,000 or 0.8%, to $97.6 million at March 31, 2018 from $98.4 million at December 31, 2017. Consumer loans increased $2.5 million, or 7.9%, to $34.4 million at March 31, 2018 from $31.9 million at December 31, 2017. 1 – 4 family residential loans decreased $11,000 to $51.5 million at March 31, 2018 from $51.6 million at December 31, 2017. Construction loans increased by $965,000, or 19.1%, to $6.0 million at March 31, 2018 from $5.0 million at December 31, 2017. Commercial real estate loans decreased by $222,000, or 0.9%, to $24.5 million at March 31, 2018 from $24.8 million at December 31, 2017.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$104,954	64.0%	$96,070	62.1%
Case cost lines of credit	25,059	15.3	24,446	15.8
Term loans	6,629	4.0	7,082	4.6
Post-settlement commercial and other commercial attorney-related loans	50	0.0	68	0.0
Total Commercial Attorney-Related	136,692	83.3%	127,666	82.5%
Consumer Attorney-Related:
Post-settlement consumer loans	26,120	15.9%	25,731	16.6%
Structured settlement loans	1,334	0.8	1,421	0.9
Total Consumer Attorney-Related	27,454	16.7%	27,152	17.5%
Total Attorney-Related Loans	$164,146	100.0%	$154,818	100.0%

The majority of the growth in the portfolio from December 31, 2017 was in our Attorney-Related loans. At March 31, 2018, our Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $164.1 million, or 44.7% of our total loan portfolio, compared to $154.8 million at December 31, 2017. At March 31, 2018, our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans, totaled $136.7 million, or 83.3% of our total attorney-related loan portfolio and 37.3% of our total loan portfolio, compared to $127.7 million Commercial Attorney-Related Loans at December 31, 2017. As of March 31, 2018, our Consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans, totaled $27.5 million, or 16.7% of our total Attorney-Related Loan portfolio and 7.5% of our total loan portfolio, compared to $27.2 million Consumer Attorney-Related Loans at December 31, 2017.

Allowance for Loan Losses. At March 31, 2018 the allowance for loan losses was $4.5 million or 1.22% of total loans compared to $4.3 million or 1.22% of total loans as of December 31, 2017. Loans rated special mention increased to $10.3 million from $9.8 million at December 31, 2017. Overall, asset quality continues to be strong. At March 31, 2018 and December 31, 2017, the Company had no impaired loans, troubled-debt restructurings, or loans rated substandard or doubtful.

Securities. Securities available for sale increased $16.1 million, or 12.5%, to $144.9 million at March 31, 2018 from $128.8 million at December 31, 2017. The increase in securities was due to prudent deployment of funds into interest earning assets in accordance with our liquidity policy and asset/liability management program.

Funding. Total deposits increased $33.2 million, or 30.1% annualized, to $481.7 million at March 31, 2018 from $448.5 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $445.3 million at March 31, 2018, or 92.4% of total deposits at that date, compared to $421.6 million at December 31, 2017.

At March 31, 2018, we had the ability to borrow a total of $119.6 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $18.3 million. At March 31, 2018, we also had lines of credit with two other financial institutions totaling $7.5 million. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2018 or December 31, 2017.

Total stockholders’ equity increased $1.3 million, or 1.5%, to $84.7 million at March 31, 2018, from $83.4 million at December 31, 2017. The increase was primarily due to net income.

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

	For the Three Months Ended March 31,
	2018			2017
	(Dollars in thousands)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans	$355,101	$5,289	6.04%	$278,188	$3,827	5.58%
Securities, includes restricted stock	136,577	865	2.57%	99,409	550	2.24%
Interest earning cash	37,323	116	1.26%	33,888	55	0.66%
Total interest earning assets	529,001	6,270	4.81%	411,485	4,432	4.37%

NON-INTEREST EARNING ASSETS
Cash and due from banks	601			523
Other assets	5,640			7,273

TOTAL AVERAGE ASSETS	$535,242			$419,281

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$243,909	121	0.20%	$222,257	109	0.20%
Time deposits	30,182	48	0.64%	16,755	22	0.53%
Total deposits	274,091	169	0.25%	239,012	131	0.22%
Secured borrowings	280	5	7.24%	343	6	7.09%
Total interest-bearing liabilities	274,371	174	0.26%	239,355	137	0.23%

NON-INTEREST BEARING LIABILITIES
Demand deposits	175,636			125,934
Other liabilities	1,762			1,416
Total non-interest bearing liabilities	177,398			127,350
Stockholders’ equity	83,473			52,576

TOTAL AVERAGE LIABILITIES AND EQUITY	$535,242			$419,281
Net interest spread		$6,096	4.55%		$4,295	4.14%

Net interest margin			4.67%			4.23%

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

	For the Three Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$1,125	$337	$1,462
Securities, includes restricted stock	227	88	315
Interest earning cash	6	55	61
Total interest income	1,358	480	1,838

Interest paid on:
Savings, NOW, Money Markets	11	1	12
Time deposits	21	5	26
Total deposits	32	6	38
Secured borrowings	(1)	-	(1)
Total interest expense	31	6	37
Change in net interest income	$1,327	$474	$1,801

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General.   Net income increased $1.1 million, or 140.2%, to $2.0 million for the three months ended March 31, 2018 from $815,000 for the three months ended March 31, 2017. The increase resulted from a $1.8 million increase in net interest income and a $871,000 increase in non-interest income, which were partially offset by a $1.2 million increase in non-interest expense.

Interest Income.   Interest income increased $1.8 million, or 41.5%, to $6.3 million for the three months ended March 31, 2018 from $4.4 million for the three months ended March 31, 2017. This was primarily attributable to an increase in loan interest income, which increased $1.5 million, or 38.2%, to $5.3 million for the three months ended March 31, 2018 from $3.8 million for the three months ended March 31, 2017.

The increase in interest income on loans was due to an increase in average loans during the quarter of $76.9 million or 27.6% as well as a 46 basis point increase in the average rate of loans. Securities interest income also increased due to an increase in the average balance of securities during the quarter of $37.2 million or 37.4% and a 33 basis point increase in the average rate of securities when compared to the first quarter of 2017.

Interest Expense.   Interest expense increased $37,000, or 27.0%, to $174,000 for the three months ended March 31, 2018 from $137,000 for the three months ended March 31, 2017. The average rate we paid on interest bearing deposits increased to 0.25% for the three months ended March 31, 2018 compared to 0.22% for the three months ended March 31, 2017.

Net Interest Income.   Net interest income increased $1.8 million, or 41.9%, to $6.1 million for the three months ended March 31, 2018 from $4.3 million for the three months ended March 31, 2017. Our net interest rate spread increased 41 basis points to 4.55% for the three months ended March 31, 2018 from 4.14% for the three months ended March 31, 2017, while our net interest margin increased 44 basis points to 4.67% for the three months ended March 31, 2018 from 4.23% for the three months ended March 31, 2017. The increase in net interest margin was due to a 44 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields due to growth in our higher yielding consumer post-settlement and commercial loan categories.

Provision for Loan Losses.   Our provision for loan losses was $225,000 for the three months ended March 31, 2018 compared to $150,000 for the three months ended March 31, 2017. The provisions recorded resulted in an allowance for loan losses of $4.5 million, or 1.22% of total loans at March 31, 2018, compared to $3.5 million, or 1.21% of total loans at March 31, 2017. The higher provision is reflective of loan growth in the Company’s commercial and consumer loan categories. As of March 31, 2018 the Company had no non-performing assets.

Noninterest Income.   Noninterest income information is as follows:

	For the Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest income
Customer related fees and service charges	$1,054	$366	$688	188.0%
Merchant processing income	1,021	838	183	21.8
Total noninterest income	$2,075	$1,204	$871	72.3%

Merchant processing income increased primarily due to increases in the number of ISOs and average monthly volumes. Customer related fees and service charges have also increased primarily due to increases in sweep fee income on off-balance sheet funds as a result of rising rates and higher volumes.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$3,061	$2,345	$716	30.5%
Occupancy and equipment	426	387	39	10.1
Professional and consulting services	628	389	239	61.4
FDIC assessment	39	42	(3)	(7.1)
Advertising and marketing	125	110	15	13.6
Travel and business relations	157	106	51	48.1
OCC assessments	33	29	4	13.8
Data processing	484	370	114	30.8
Other operating expenses	320	246	74	30.1
Total noninterest expense	$5,273	$4,024	$1,249	31.0%

Employee compensation and benefits increased due to the Company’s hiring efforts, including several senior managers, to support our future growth and technology efforts as well as salary and incentive increases. The increase in professional and consulting services was due primarily to additional costs related to being a public company and preliminary costs related to recent strategic projects. The increase in data processing costs was due to investments in technology to support our future growth initiatives.

Income Tax Expense.   We recorded income tax expense of $715,000 for the three months ended March 31, 2018, reflecting an effective tax rate of 26.8%, compared to $510,000, or 38.5%, for the three months ended March 31, 2017. The lower effective tax rate was a result of federal tax reform that was enacted in December 2017.

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

	At March 31, 2018
Changes in Interest Rates (Basis Points)	Estimated 12- Months Net Interest Income	Change
	(Dollars in thousands)
400	$35,319	$7,556
300	33,150	5,387
200	31,060	3,297
100	29,268	1,505
0	27,763	-
-100	25,437	(2,326)
-200	22,986	(4,777)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis,that would result from changes in market interest rates at March 31, 2018.

	At March 31, 2018
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change
	(Dollars in thousands)
400	$110,135	$3,368
300	109,557	2,790
200	108,823	2,056
100	108,118	1,351
0	106,767	-
-100	100,023	(6,744)
-200	87,537	(19,230)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $42.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $144.9 million at March 31, 2018.

At March 31, 2018, we had the ability to borrow a total of $119.6 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $18.3 million. At March 31, 2018, we also had lines of credit with two other financial institutions totaling $7.5 million. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2018.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2018, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At March 31, 2018, Esquire Bank was classified as “well capitalized.”

On November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 leverage capital ratio of 9.0%, a Tier 1 risk-based capital ratio of 11.0% and a total risk-based capital to risk-weighted assets ratio of 13.0%.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

	“Well Capitalized”	For Capital Adequacy Purposes Minimum Capital with Conservation Buffer	Actual At March 31, 2018
Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.00%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.88%	17.66%

Total Risk-based Capital Ratio
Bank	10.00%	9.88%	17.66%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	6.38%	18.81%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of March 31, 2018.

Contractual Maturities as of March 31, 2018
	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
Operating lease obligations	$534	$989	$1,039	$2,102	$4,664
Time deposits	34,773	1,659	-	-	36,432
Total	$35,307	$2,648	$1,039	$2,102	$41,096

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

The quantitative and qualitative disclosures about market risk are included under the section of this quarterly report entitled “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations Management of Market Risk.”

Item 4.	Controls and Procedures

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

There were no changes made in our internal controls during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2018, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide information relating to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.2	Articles Supplementary of Series B Non-Voting Preferred Stock of Esquire Financial Holdings, Inc. (2)

3.3	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(2)	Incorporated by reference to Exhibit 3.2 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(3)	Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date:	May 14, 2018	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date:	May 14, 2018	/s/ Eric S. Bader
Eric S. Bader
Executive Vice President, Chief Financial Officer and Treasurer

