Form 10-Q
period 2018-06-30
Esquire Financial Holdings, Inc.
filed 2018-08-14
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2018, there were 7,445,723 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$589	$471
Interest earning deposits	26,915	42,606
Total cash and cash equivalents	27,504	43,077

Securities available-for-sale, at fair value	147,768	128,758
Securities, restricted, at cost	2,343	2,183

Loans	391,673	348,978
Less: allowance for loan losses	(4,789)	(4,264)
Loans, net	386,884	344,714

Premises and equipment, net	2,493	2,546
Accrued interest receivable	4,025	2,836
Deferred tax asset, net	3,107	2,241
Other assets	13,063	7,202
Total assets	$587,187	$533,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$170,712	$190,847
Savings, NOW and money market	309,954	230,715
Time	16,449	26,932
Total deposits	497,115	448,494

Secured borrowings	274	278
Accrued expenses and other liabilities	3,302	1,402
Total liabilities	500,691	450,174

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,445,723 shares at June 30, 2018, and 7,326,536 shares at December 31, 2017	74	73
Additional paid-in capital	87,460	86,660
Retained earnings (deficit)	2,219	(1,960)
Accumulated other comprehensive loss	(3,257)	(1,390)
Total stockholders’ equity	86,496	83,383
Total liabilities and stockholders’ equity	$587,187	$533,557

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$5,657	$4,062	$10,946	$7,889
Securities	1,006	628	1,870	1,178
Interest earning deposits and other	201	66	317	121
Total interest income	6,864	4,756	13,133	9,188
Interest expense:
Savings, NOW and money market deposits	167	106	289	215
Time deposits	51	25	98	47
Borrowings	5	5	10	11
Total interest expense	223	136	397	273

Net interest income	6,641	4,620	12,736	8,915
Provision for loan losses	300	300	525	450
Net interest income after provision for loan losses	6,341	4,320	12,211	8,465

Non-interest income:
Merchant processing income	1,211	831	2,232	1,670
Customer related fees and service charges	769	528	1,823	894
Total non-interest income	1,980	1,359	4,055	2,564

Non-interest expense:
Employee compensation and benefits	3,008	2,369	6,069	4,714
Occupancy and equipment, net	432	374	858	761
Professional and consulting services	684	516	1,312	905
FDIC and regulatory assessments	83	76	155	147
Advertising and marketing	171	96	296	206
Travel and business relations	111	122	268	228
Data processing	446	409	930	780
Other operating expenses	354	207	673	452
Total non-interest expense	5,289	4,169	10,561	8,193

Net income before income taxes	3,032	1,510	5,705	2,836
Income tax expense	811	483	1,526	994

Net income	$2,221	$1,027	$4,179	$1,842

Earnings per common share
Basic	$0.30	$0.20	$0.57	$0.36
Diluted	$0.29	$0.20	$0.54	$0.36

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,221	$1,027	$4,179	$1,842
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on securities available for sale	(844)	440	(2,572)	623
Reclassification adjustment for net gains included in net income	-	-	-	-
Tax effect	232	(169)	705	(247)
Total other comprehensive (loss) income	(612)	271	(1,867)	376
Total comprehensive income	$1,609	$1,298	$2,312	$2,218

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred shares	Common shares	Preferred stock	Common stock	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total stockholders' equity

Balance at January 1, 2018	-	7,326,536	$-	$73	$86,660	$(1,960)	$(1,390)	$83,383

Net income	-	-	-	-	-	4,179	-	4,179
Other comprehensive loss	-	-	-	-	-	-	(1,867)	(1,867)
Exercise of stock options, net of repurchases	-	42,687	-	1	377	-	-	378
Restricted stock grants	-	76,500	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	423	-	-	423

Balance at June 30, 2018	-	7,445,723	$-	$74	$87,460	$2,219	$(3,257)	$86,496

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,179	$1,842
Adjustments to reconcile net income to
Net cash used in operating activities:
Provision for loan losses	525	450
Depreciation	205	204
Stock compensation expense	423	288
Net amortization:
Securities	216	196
Loans	198	281
Changes in other assets and liabilities:
Accrued interest receivable	(1,189)	(155)
Deferred tax asset	(161)	413
Other assets	(3,451)	(1,366)
Accrued expenses and other liabilities	1,900	694
Net cash provided by operating activities	2,845	2,847

Cash flows from investing activities:
Net change in loans	(42,893)	(29,161)
Purchases of securities available for sale	(33,822)	(15,398)
Principal repayments on securities available for sale	12,024	11,168
Purchases of securities, restricted	(160)	(200)
Investment in equity security without readily determinable fair value	(2,410)	-
Purchases of premises and equipment	(152)	(157)
Net cash used in investing activities	(67,413)	(33,748)

Cash flows from financing activities:
Net increase in deposits	48,621	5,575
Decrease in secured borrowings	(4)	(89)
Exercise of stock options	378	540
Proceeds from issuance of common stock, net of issuance costs	-	21,742
Net cash provided by financing activities	48,995	27,768

Decrease in cash and cash equivalents	(15,573)	(3,133)

Cash and cash equivalents at beginning of the period	43,077	42,993

Cash and cash equivalents at end of the period	$27,504	$39,860

(Continued)

7

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$396	$273
Income taxes	1,005	868

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2017 and 2016. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date of issuance.

Equity Security Without Readily Determinable Fair Value

In April of 2018, the Company completed its $2,410 investment for a 4.95% interest in Litify LLC, a technology solution to automate and manage a law firm’s business and cases. As Litify LLC is a private company, the investment does not have a readily determinable fair value. At June 30, 2018, the investment’s carrying amount remains at its original cost basis of $2,410 and is grouped with other assets on the balance sheet. Based on a qualitative assessment, we have noted no significant adverse changes which would indicate the asset is impaired as of June 30, 2018.

Secured Borrowing

The Company had a secured borrowing of $274 and $278 as of June 30, 2018 and December 31, 2017, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

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

In July of 2017, the Company and the preferred shareholder agreed to perform an exchange of 66,985 shares of 0.00% of Series B non-voting preferred shares for 66,985 voting common shares, par value $0.01. As of June 30, 2018 and December 31, 2017, there are no preferred shares outstanding.

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

	Three months ended,		Six months ended,
	June 30,		June 30,
	2018	2017	2018	2017

Non-interest income
Customer related fees and service charges
Administrative service income	$688	$327	$1,652	$585
Merchant processing income
Merchant services income	1,129	763	2,070	1,528
ACH income	82	68	162	142
Other	81	201	171	309
Total non-interest income	$1,980	$1,359	$4,055	$2,564

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

•	Administrative service income – Administrative service income is derived from our relationships with qualified settlement funds (QSFs), which are plaintiffs’ funds from settled class action lawsuits. Our performance obligations with the QSFs are outlined in the master settlement agreements (MSAs), essentially court orders, and are limited to ensuring funds are invested into safe investment vehicles such as U.S. treasuries, FDIC insured CDs and money market funds. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

•	Merchant services income – We provide merchant services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is essentially acquiring, clearing and settling credit and debit transactions on behalf of the ISO’s merchants. The Company only recognizes revenue once a month, once it summarizes and computes all revenue and expenses applicable to each ISO. By this juncture, it has satisfied its performance obligation.

•	ACH income – We provide ACH services for various commercial customers. Contracts are entered into with third parties that need ACH transactions processed on behalf of their customers. Fees are variable and based on the number volume of transactions within a given month. Our performance obligations are processing and settling ACH’s on behalf of the customers as an originating depository financial institution. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized when we send a bill to commercial customer based on the total volume of transactions processed that month.

•	Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, which are within scope of ASC 606, revenue is recognized as performance obligations are satisfied.

On January 5, 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU). Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this standard did not have a material effect on the Company’s operating results or financial condition. However, the Company did enhance its computation of fair value of loans (as disclosed in Note 6) to comply with the exit price notion as required by the ASU.

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

NOTE 2 — Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2018
Mortgage-backed securities - agency	$20,071	$-	$(774)	$19,297
Collateralized mortgage obligations (CMO's) - agency	132,183	11	(3,723)	128,471
Total available-for-sale	$152,254	$11	$(4,497)	$147,768

December 31, 2017
Mortgage-backed securities - agency	$20,082	$12	$(291)	$19,803
Collateralized mortgage obligations (CMO's) - agency	110,590	13	(1,648)	108,955
Total available-for-sale	$130,672	$25	$(1,939)	$128,758

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities due at a single maturity. Securities not due at a single maturity date are shown below.

	June 30, 2018
	Amortized Cost	Fair Value
Mortgage-backed securities - agency	$20,071	$19,297
CMO's - agency	132,183	128,471
Total	$152,254	$147,768

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

There were no sales or calls of securities for the three and six months ended June 30, 2018 and 2017.

At June 30, 2018, securities having a fair value of $128,471 were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $123,171. At December 31, 2017, securities having a fair value of approximately $108,955 were pledged to the FHLB for borrowing capacity totaling $103,351. At June 30, 2018 and December 31, 2017, the Company had no outstanding FHLB advances.

At June 30, 2018, securities having a fair value of $19,297 were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $17,608. At December 31, 2017, securities having a fair value of approximately $19,803 were pledged to the FRB for borrowing capacity totaling $19,370. At June 30, 2018 and December 31, 2017, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Mortgage-backed securities - agency	$7,936	$(286)	$11,361	$(488)	$19,297	$(774)
CMO's – agency	97,801	(2,227)	25,889	(1,496)	123,690	(3,723)
Total temporarily impaired securities	$105,737	$(2,513)	$37,250	$(1,984)	$142,987	$(4,497)

December 31, 2017
Mortgage-backed securities - agency	$5,766	$(26)	$12,312	$(265)	$18,078	$(291)
CMO's - agency	75,056	(685)	28,848	(963)	103,904	(1,648)
Total temporarily impaired securities	$80,822	$(711)	$41,160	$(1,228)	$121,982	$(1,939)

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

At June 30, 2018, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2018.

No impairment charges were recorded for the three and six months ended June 30, 2018 and 2017.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30, 2018	% of Total	December 31, 2017	% of Total
1-4 family residential	$57,522	15%	$51,556	15%
Commercial	147,419	38%	136,412	39%
Multifamily	115,597	29%	98,432	28%
Commercial real estate	31,539	8%	24,761	7%
Construction	6,618	2%	5,047	2%
Consumer	32,139	8%	31,881	9%
Total Loans	390,834	100%	348,089	100%

Deferred costs and unearned premiums, net	839		889
Allowance for loan losses	(4,789)		(4,264)
Net loans	$386,884		$344,714

The following tables present the activity in the allowance for loan losses by class for the three months ending June 30, 2018 and 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
June 30, 2018
Allowance for loan losses:
Beginning balance	$378	$2,485	$696	$262	$151	$517	$4,489
Provision (credit) for loan losses	47	33	130	83	17	(10)	300
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$425	$2,518	$826	$345	$168	$507	$4,789

June 30, 2017
Allowance for loan losses:
Beginning balance	$350	$2,039	$669	$227	$102	$136	$3,523
Provision (credit) for loan losses	8	115	(5)	(1)	7	176	300
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$358	$2,154	$664	$226	$109	$312	$3,823

The following tables present the activity in the allowance for loan losses by class for the six months ending June 30, 2018 and 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
June 30, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision for loan losses	43	246	113	79	41	3	525
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-	-

Total ending allowance balance	$425	$2,518	$826	$345	$168	$507	$4,789

June 30, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	(2)	220	43	(12)	(32)	233	450
Recoveries	-	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	(40)	(40)

Total ending allowance balance	$358	$2,154	$664	$226	$109	$312	$3,823

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2018 and December 31, 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
June 30, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	425	2,518	826	345	168	507	4,789

Total ending allowance balance	$425	$2,518	$826	$345	$168	$507	$4,789

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	57,522	147,419	115,597	31,539	6,618	32,139	390,834

Total ending loans balance	$57,522	$147,419	$115,597	$31,539	$6,618	$32,139	$390,834

Recorded investment is not adjusted for accrued interest, deferred costs, and unearned premiums due to immateriality.

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	382	2,272	713	266	127	504	4,264

Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264

Loans:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	51,556	136,412	98,432	24,761	5,047	31,881	348,089

Total ending loans balance	$51,556	$136,412	$98,432	$24,761	$5,047	$31,881	$348,089

Non-Performing Loans

Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At June 30, 2018 and December 31, 2017, the Company did not have any non-performing loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2018
1-4 family residential	$-	$-	$-	$-	$57,522	$57,522
Commercial	-	-	-	-	147,419	147,419
Multifamily	-	-	-	-	115,597	115,597
Commercial real estate	-	-	-	-	31,539	31,539
Construction	-	-	-	-	6,618	6,618
Consumer	-	-	-	-	32,139	32,139
Total	$-	$-	$-	$-	$390,834	$390,834

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2017
1-4 family residential	$-	$-	$-	$-	$51,556	$51,556
Commercial	-	-	-	-	136,412	136,412
Multifamily	-	-	-	-	98,432	98,432
Commercial real estate	-	-	-	-	24,761	24,761
Construction	-	-	-	-	5,047	5,047
Consumer	-	-	-	-	31,881	31,881
Total	$-	$-	$-	$-	$348,089	$348,089

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
June 30, 2018
1-4 family residential	$57,522	$-	$-	$-
Commercial	137,710	9,499	210	-
Multifamily	115,597	-	-	-
Commercial real estate	31,539	-	-	-
Construction	6,618	-	-	-
Consumer	32,139	-	-	-
Total	$381,125	$9,499	$210	$-

	Pass	Special Mention	Substandard	Doubtful
December 31, 2017
1-4 family residential	$51,556	$-	$-	$-
Commercial	126,577	9,835	-	-
Multifamily	98,432	-	-	-
Commercial real estate	24,761	-	-	-
Construction	5,047	-	-	-
Consumer	31,881	-	-	-
Total	$338,254	$9,835	$-	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at June 30, 2018 and December 31, 2017. Furthermore, there were no loans modified during the three and six months ended June 30, 2018 and 2017 as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

NOTE 4 — Share-Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are recommended by the Compensation Committee of the Board of Directors, which are then approved by the full Board.

At June 30, 2018, there are options outstanding and/or restricted stock awards from three plans, the 2007 Stock Option Plan (“the 2007 Plan”) the 2011 Stock Compensation Plan (“the 2011 Plan”) and the 2017 Equity Incentive Plan (“the 2017 Plan”). The 2007 Plan allowed for a maximum of 270,000 shares of common stock to be issued. The 2007 Plan expired in May of 2017. The 2011 Plan allows for 754,607 shares to be issued, of which 750,545 have been issued as of June 30, 2018. The 2017 Plan allows for a maximum of 300,000 shares of common stock to be issued. During the first quarter of 2018 the Company granted 45,000 stock options and 76,500 restricted shares from the 2017 Plan.

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

There were no stock options granted during the three months ended June 30, 2018 or during the three and six months ended June 30, 2017. The fair value of options granted during the six months ended June 30, 2018 was determined using the following weighted average assumptions as of the grant date:

2018

Risk-Free Interest Rate	2.54%
Expected Term	84 months
Expected Stock Price Volatility	21.0%
Dividend Yield	0.00%

Weighted Average Fair Value	$5.63

The following table presents a summary of the activity related to options as of June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
June 30, 2018
Outstanding at beginning of year	880,925	$12.36

Granted	45,000	19.25
Exercised	(47,750)	10.00
Forfeited	(1,500)	19.25

Outstanding at period end	876,675	$12.83	7.18
Vested or expected to vest	876,675	$12.83	7.18
Exercisable at period end	310,218	$12.50	6.05

The Company recognized compensation expense related to options of $163 and $151 for the three months ended June 30, 2018 and 2017, respectively. The Company recognized compensation expense related to options of $317 and $288 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, unrecognized compensation cost related to non-vested options was approximately $1,559 and is expected to be recognized over a weighted average period of 2.64 years. The intrinsic value for outstanding options and for options vested or expected to vest was $11,883 and $4,309 for exercisable options at June 30, 2018.

The following table presents a summary of the activity related to restricted stock as of June 30, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested Shares
Outstanding at beginning of year	-	$-
Granted	76,500	19.25
Vested or expected to vest	-	-
Outstanding at period end	76,500	$19.25

The Company recognized compensation expense related to restricted stock of $61 and zero for the three months ended June 30, 2018 and 2017, respectively. The Company recognized compensation expense related to restricted stock of $106 and zero for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $1,366 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.57 years.

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

	Three months ended		Six months ended
	At June 30,		At June 30,
	2018	2017	2018	2017
Basic
Net income available to common shareholders	$2,221	$1,027	$4,179	$1,842
Less: Earnings allocated to preferred stock	-	13	-	24
Net income allocated to common shareholders	$2,221	$1,014	$4,179	$1,818
Weighted average common shares outstanding	7,369,223	5,075,019	7,366,950	5,039,197
Basic earnings per common share	$0.30	$0.20	$0.57	$0.36

Diluted
Net income allocated to common shareholders for basic earnings per share	$2,221	$1,014	$4,179	$1,818
Weighted average shares outstanding for basic earnings per common share	7,369,223	5,075,019	7,366,950	5,039,197
Add: Dilutive effects of assumed exercises of stock options	346,792	25,589	323,853	30,202
Average shares and dilutive potential common shares	7,716,015	5,100,608	7,690,803	5,069,399
Diluted earnings per common share	$0.29	$0.20	$0.54	$0.36

Stock options not considered in computing diluted earnings per share because they were anti-dilutive	-	775,425	43,500	779,425

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$19,297	$-
CMO's - agency	-	128,471	-
Total	$-	$147,768	$-

December 31, 2017
Assets
Available-for-sale securities
Mortgage-backed securities - agency	$-	$19,803	$-
CMO's - agency	-	108,955	-
Total	$-	$128,758	$-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017. There were no assets measured on a non-recurring basis as of June 30, 2018 and December 31, 2017.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at June 30, 2018 and December 31, 2017:

		Fair Value Measurement at June 30, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$27,504	$589	$26,915	$-	$27,504
Securities available for sale	147,768	-	147,768	-	147,768
Securities, restricted	2,343	N/A	N/A	N/A	N/A
Loans, net of allowance	386,884	-	-	384,305	384,305
Accrued interest receivable	4,025	-	368	3,657	4,025

Financial Liabilities:
Time deposits	16,449	-	16,353	-	16,353
Demand and other deposits	480,666	480,666	-	-	480,666
Secured borrowings	274	-	274	-	274
Accrued interest payable	7	-	7	-	7

		Fair Value Measurement at December 31, 2017, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$43,077	$471	$42,606	$-	$43,077
Securities available for sale	128,758	-	128,758	-	128,758
Securities, restricted	2,183	N/A	N/A	N/A	N/A
Loans, net of allowance	344,714	-	-	345,540	345,540
Accrued interest receivable	2,836	-	300	2,536	2,836

Financial Liabilities:
Time deposits	26,932	-	26,847	-	26,847
Demand and other deposits	421,562	421,562	-	-	421,562
Secured borrowings	278	-	278	-	278
Accrued interest payable	6	-	6	-	6

NOTE 7 — Accumulated Other Comprehensive (Loss) Income

The following is changes in accumulated other comprehensive (loss) income by component, net of tax for the three and six months ending June 30, 2018 and 2017:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2018	2017	2018	2017
Unrealized Gains on Available for Sale Securities
Beginning balance	$(2,645)	$(779)	$(1,390)	$(884)
Other comprehensive (loss) income before reclassifications	(612)	271	(1,867)	376
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current period other comprehensive (loss) income	(612)	271	(1,837)	376
Ending balance	$(3,257)	$(508)	$(3,257)	$(508)

The following represents the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2018, and 2017:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2018	2017	2018	2017

Realized gain on securities sales	$-	$-	$-	$-
Income tax expense	-	-	-	-
Total reclassifications, net of tax	$-	$-	$-	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2018 and December 31, 2017 and results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the audited consolidated financial statements as of December 31, 2017 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets.   Our total assets were $587.2 million at June 30, 2018, an increase of $53.6 million, or 10.1%, from $533.6 million at December 31, 2017. The increase was primarily due to an increase in loans of $42.7 million, or 12.2%, and an increase in securities of $19.0 million, or 14.8%, partially offset by a decrease in cash and cash equivalents of $15.6 million, or 36.2%.

Loans.   At June 30, 2018, loans were $391.7 million, or 78.8% of total deposits, compared to $349.0 million, or 77.8% of total deposits, at December 31, 2017. Commercial loans increased $11.0 million, or 8.1%, to $147.4 million at June 30, 2018 from $136.4 million at December 31, 2017. Multifamily loans increased $17.2 million, or 17.4%, to $115.6 million at June 30, 2018 from $98.4 million at December 31, 2017. Consumer loans increased $258,000, or 0.8%, to $32.1 million at June 30, 2018 from $31.9 million at December 31, 2017. 1 – 4 family residential loans increased $6.0 million, or 11.6%, to $57.5 million at June 30, 2018 from $51.6 million at December 31, 2017. Construction loans also increased by $1.6 million, or 31.1%, to $6.6 million at June 30, 2018 from $5.0 million at December 31, 2017. Commercial real estate loans increased by $6.8 million, or 27.4%, to $31.5 million at June 30, 2018 from $24.8 million at December 31, 2017.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$93,602	57.0%	$96,070	62.1%
Case cost lines of credit	29,063	17.7	24,446	15.8
Term loans	12,930	7.9	7,082	4.6
Post-settlement commercial and other commercial attorney-related loans	12	0.0	68	0.0
Total Commercial Attorney-Related	135,607	82.6%	127,666	82.5%
Consumer Attorney-Related:
Post-settlement consumer loans	27,199	16.6%	25,731	16.6%
Structured settlement loans	1,315	0.8	1,421	0.9
Total Consumer Attorney-Related	28,514	17.4%	27,152	17.5%
Total Attorney-Related Loans	$164,121	100.0%	$154,818	100.0%

At June 30, 2018, our Attorney-Related Loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $164.1 million, or 42.0% of our total loan portfolio, compared to $154.8 million at December 31, 2017. At June 30, 2018, our Commercial Attorney-Related Loans totaled $135.6 million, or 82.6% of our total attorney-related loan portfolio and 34.7% of our total loan portfolio, compared to $127.7 million Commercial Attorney-Related Loans at December 31, 2017. As of June 30, 2018, our Consumer Attorney-Related Loans totaled $28.5 million, or 17.4% of our total Attorney-Related Loan portfolio and 7.3% of our total loan portfolio, compared to $27.2 million Consumer Attorney-Related Loans at December 31, 2017.

Securities. Securities available for sale increased $19.0 million, or 14.8%, to $147.8 million at June 30, 2018 from $128.8 million at December 31, 2017. The increase in securities was due to prudent deployment of excess funds into interest earning assets in accordance with our liquidity policy and asset/liability management program.

Funding. Total deposits increased $48.6 million, or 10.8%, to $497.1 million at June 30, 2018 from $448.5 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $480.7 million at June 30, 2018, or 96.7% of total deposits at that date, compared to $421.6 million or 94.0% of total deposits at December 31, 2017. The Company continued to prudently manage its balance sheet through mass tort deposit sweep programs, maintaining off-balance sheet funds totaling $251.2 million at June 30, 2018.

At June 30, 2018, we had the ability to borrow a total of $123.2 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $17.6 million. At June 30, 2018, we also had $7.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2018.

Equity. Total stockholders’ equity increased $3.1 million, or 3.7%, to $86.5 million at June 30, 2018, from $83.4 million at December 31, 2017. The increase was primarily due to net income.

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

	For the Three Months Ended June 30,
	2018			2017
	(Dollars in thousands)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans	$370,981	$5,657	6.12%	$290,576	$4,062	5.61%
Securities, includes restricted stock	154,224	1,006	2.62%	103,702	628	2.43%
Interest earning cash	49,686	201	1.62%	33,156	66	0.80%
Total interest earning assets	574,891	6,864	4.79%	427,434	4,756	4.46%

NON-INTEREST EARNING ASSETS
Cash and due from banks	642			572
Other assets	12,892			7,942

TOTAL AVERAGE ASSETS	$588,425			$435,948

INTEREST-BEARING LIABILITIES

Savings, NOW, money markets	$272,929	167	0.25%	$218,466	106	0.19%
Time deposits	33,780	51	0.61%	25,565	25	0.39%
Total deposits	306,709	218	0.29%	244,031	131	0.22%
Secured borrowings	276	5	7.27%	285	5	7.04%
Total interest-bearing liabilities	306,985	223	0.29%	244,316	136	0.22%

NON-INTEREST BEARING LIABILITIES
Demand deposits	193,555			135,401
Other liabilities	2,848			1,571
Total non-interest bearing liabilities	196,403			136,972
Stockholders’ equity	85,037			54,660

TOTAL AVERAGE LIABILITIES AND EQUITY	$588,425			$435,948
Net interest spread		$6,641	4.50%		$4,620	4.24%

Net interest margin			4.63%			4.34%

	For the Six Months Ended June 30,
	2018			2017
	(Dollars in thousands)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans	$363,085	$10,946	6.08%	$284,417	$7,889	5.59%
Securities, includes restricted stock	145,450	1,870	2.59%	101,567	1,178	2.34%
Interest earning cash	43,539	317	1.47%	33,520	121	0.73%
Total interest earning assets	552,074	13,133	4.80%	419,504	9,188	4.42%

NON-INTEREST EARNING ASSETS
Cash and due from banks	622			548
Other assets	9,284			7,609

TOTAL AVERAGE ASSETS	$561,980			$427,661

INTEREST-BEARING LIABILITIES

Savings, NOW, money markets	$258,499	289	0.23%	$220,351	215	0.20%
Time deposits	31,991	98	0.62%	21,184	47	0.45%
Total deposits	290,490	387	0.27%	241,535	262	0.22%
Secured borrowings	278	10	7.25%	314	11	7.06%
Total interest-bearing liabilities	290,768	397	0.28%	241,849	273	0.23%

NON-INTEREST BEARING LIABILITIES
Demand deposits	184,645			130,693
Other liabilities	2,308			1,495
Total non-interest bearing liabilities	186,953			132,188
Stockholders’ equity	84,259			53,624

TOTAL AVERAGE LIABILITIES AND EQUITY	$561,980			$427,661
Net interest spread		$12,736	4.52%		$8,915	4.19%

Net interest margin			4.65%			4.29%

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

	For the Three Months Ended June 30, 2018 vs. 2017			For the Six Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$1,201	$394	$1,595	$2,326	$731	$3,057
Securities, includes restricted stock	326	52	378	553	139	692
Interest earning cash	44	91	135	45	151	196
Total interest income	1,571	537	2,108	2,924	1,021	3,945

Interest paid on:
Savings, NOW, money markets	30	31	61	40	34	74
Time deposits	10	16	26	29	22	51
Total deposits	40	47	87	69	56	125
Secured borrowings	-	-	-	(1)	-	(1)
Total interest expense	40	47	87	68	56	124
Change in net interest income	$1,531	$490	$2,021	$2,856	$965	$3,821

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General.   Net income increased $1.2 million, or 116.3%, to $2.2 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. The increase resulted from a $2.0 million increase in net interest income and a $621,000 increase in non-interest income, which was partially offset by a $1.1 million increase in non-interest expense.

Interest Income.   Interest income increased $2.1 million, or 44.3%, to $6.9 million for the three months ended June 30, 2018 from $4.8 million for the three months ended June 30, 2017. This was primarily attributable to an increase in loan interest income, which increased $1.6 million, or 39.3%, to $5.7 million for the three months ended June 30, 2018 from $4.1 million for the three months ended June 30, 2017.

The increase in interest income on loans was due to an increase in average loans during the quarter ended June 30, 2018 of $80.4 million or 27.7% as well as a 51 basis point increase in the average rate of loans. Securities interest income also increased due to an increase in the average balance of securities during the quarter ended June 30, 2018 of $50.5 million, or 48.7% and a 19 basis point increase in the average rate of securities when compared to the second quarter of 2017.

Interest Expense.   Interest expense increased $87,000, or 64.0%, to $223,000 for the three months ended June 30, 2018 from $136,000 for the three months ended June 30, 2017, primarily due to increases in average balance of deposits. The average rate we paid on interest bearing deposits increased to 0.29% for the three months ended June 30, 2018 compared to 0.22% for the three months ended June 30, 2017.

Net Interest Income.   Net interest income increased $2.0 million, or 43.7%, to $6.6 million for the three months ended June 30, 2018 from $4.6 million for the three months ended June 30, 2017, primarily due to an increase in average interest earning assets and rising rates. Our net interest rate spread increased 26 basis points to 4.50% for the three months ended June 30, 2018 from 4.24% for the three months ended June 30, 2017, while our net interest margin increased 29 basis points to 4.63% for the three months ended June 30, 2018 from 4.34% for the three months ended June 30, 2017. The increase in net interest margin was due to a 33 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields.

Provision for Loan Losses.   Our provision for loan losses was $300,000 for the three months ended June 30, 2018 compared to $300,000 for the three months ended June 30, 2017. The provisions recorded resulted in an allowance for loan losses of $4.8 million, or 1.22% of total loans at June 30, 2018, compared to $4.3 million, or 1.22% of total loans at December 31, 2017, and $3.8 million, or 1.24% of total loans at June 30, 2017. As of June 30, 2018 the Company had no delinquent loans or non-performing assets. There were no charge-offs for the quarters ended June 30, 2018 and 2017.

Noninterest Income.   Noninterest income information is as follows:

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$1,211	$831	$380	45.7%
Customer related fees and service charges	769	528	241	45.6
Total noninterest income	$1,980	$1,359	$621	45.7%

Merchant processing income increased primarily due to increases in the number of ISOs, average monthly volumes and the number of merchants we service. Customer related fees and service charges have increased primarily due to increases in administrative service income on off-balance sheet funds as a result of rising interest rates and higher volumes.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$3,008	$2,369	$639	27.0%
Occupancy and equipment	432	374	58	15.5
Professional and consulting services	684	516	168	32.6
FDIC and regulatory assessments	83	76	7	9.2
Advertising and marketing	171	96	75	78.1
Travel and business relations	111	122	(11)	(9.0)
Data processing	446	409	37	9.0
Other operating expenses	354	207	147	71.0
Total noninterest expense	$5,289	$4,169	$1,120	26.9%

Employee compensation and benefits increased due to the Company’s hiring efforts, including several senior managers, to support our future growth and technology efforts as well as salary and incentive increases. The increase in professional and consulting services as well as other expenses was due primarily to additional costs related to being a public company and costs related to certain strategic projects.

Income Tax Expense.   We recorded an income tax expense of $811,000 for the three months ended June 30, 2018, reflecting an effective tax rate of 26.8%, compared to $483,000, or 32.0%, for the three months ended June 30, 2017. The lower effective tax rate was a result of federal tax reform that was enacted in December 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General.   Net income increased $2.3 million, or 126.9%, to $4.2 million for the six months ended June 30, 2018 from $1.8 million for the six months ended June 30, 2017. The increase resulted from a $3.8 million increase in net interest income and a $1.5 million increase in non-interest income, which were partially offset by a $2.4 million increase in non-interest expense.

Interest Income.   Interest income increased $3.9 million, or 42.9%, to $13.1 million for the six months ended June 30, 2018 from $9.2 million for the six months ended June 30, 2017. This was primarily attributable to an increase in loan interest income, which increased $3.1 million, or 38.8%, to $10.9 million for the six months ended June 30, 2018 from $7.9 million for the six months ended June 30, 2017.

The increase in interest income on loans was due to an increase in average loans during the six months ended June 30, 2018 of $78.7 million or 27.7% as well as a 49 basis point increase in the average rate of loans. Securities interest income also increased due to an increase in the average balance of securities during the six months ended June 30, 2018 of $43.9 million or 43.2% and a 25 basis point increase in the average rate of securities when compared to the first six months of 2017.

Interest Expense.   Interest expense increased $124,000, or 45.4%, to $397,000 for the six months ended June 30, 2018 from $273,000 for the six months ended June 30, 2017, primarily due to increases in the average balance of deposits and increases in rates. The average rate we paid on interest bearing deposits increased to 0.27% for the six months ended June 30, 2018 compared to 0.22% for the six months ended June 30, 2017.

Net Interest Income.   Net interest income increased $3.8 million, or 42.9%, to $12.7 million for the six months ended June 30, 2018 from $8.9 million for the six months ended June 30, 2017, primarily due to an increase in average interest earning assets. Our net interest rate spread increased 33 basis points to 4.52% for the six months ended June 30, 2018 from 4.19% for the six months ended June 30, 2017. Our net interest margin also increased 36 basis points to 4.65% for the six months ended June 30, 2018 from 4.29% for the six months ended June 30, 2017. The increase in net interest margin was due to a 38 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields.

Provision for Loan Losses.   Our provision for loan losses was $525,000 for the six months ended June 30, 2018 compared to $450,000 for the six months ended June 30, 2017. The higher provision is reflective of loan growth experienced in the Company’s higher yielding commercial and consumer loan categories. As of June 30, 2018 the Company had no delinquent loans or non-performing assets. There were no charge-offs for the six months ended June 30, 2018 compared to net charge-offs of $40,000 for the six months ended June 30, 2017.

Noninterest Income.   Noninterest income information is as follows:

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$2,232	$1,670	$562	33.7%
Customer related fees and service charges	1,823	894	929	103.9
Total noninterest income	$4,055	$2,564	$1,491	58.2%

Merchant processing income increased primarily due to increases in the number of ISOs, average monthly volumes and the number of merchants we service. Customer related fees and service charges have increased primarily due to increases in administrative service income on off-balance sheet funds as a result of rising interest rates and higher volumes.

Noninterest Expense.   Noninterest expense information is as follows:

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$6,069	$4,714	$1,355	28.7%
Occupancy and equipment	858	761	97	12.7
Professional and consulting services	1,312	905	407	45.0
FDIC and regulatory assessments	155	147	8	5.4
Advertising and marketing	296	206	90	43.7
Travel and business relations	268	228	40	17.5
Data processing	930	780	150	19.2
Other operating expenses	673	452	221	48.9
Total noninterest expense	$10,561	$8,193	$2,368	28.9%

Employee compensation and benefits increased due to the Company’s hiring efforts, including several senior managers, to support our future growth and technology efforts as well as salary and incentive increases. The increase in professional and consulting services as well as other expenses was due primarily to additional costs related to being a public company and costs related to certain strategic projects.

Income Tax Expense.   We recorded an income tax expense of $1.5 million for the six months ended June 30, 2018, reflecting an effective tax rate of 26.8%, compared to $994,000, or 35.0%, for the six months ended June 30, 2017. The lower effective tax rate was a result of federal tax reform that was enacted in December 2017.

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

	At June 30, 2018
Changes in Interest Rates (Basis Points)	Estimated 12- Months Net Interest Income	Change
	(Dollars in thousands)
400	$36,441	7,444
300	34,305	5,308
200	32,290	3,293
100	30,504	1,507
0	28,997	-
-100	26,858	(2,139)
-200	24,060	(4,937)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2018.

	At June 30, 2018
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change
	(Dollars in thousands)
400	$116,754	1,173
300	116,650	1,069
200	116,519	938
100	116,385	804
0	115,581	-
-100	109,580	(6,001)
-200	96,919	(18,662)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $27.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $147.8 million at June 30, 2018.

At June 30, 2018, we had the ability to borrow a total of $123.2 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $17.6 million. At June 30, 2018, we also had $7.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2018.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2018, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At June 30, 2018, Esquire Bank was classified as “well capitalized.”

On November 2, 2012, the OCC notified Esquire Bank that it had established minimum capital ratios for Esquire Bank, requiring Esquire Bank to maintain, commencing December 1, 2012, a Tier 1 Leverage Capital at least equal to 9%, Tier 1 Risk-Based Capital at least equal to 11%, and Total Risk-Based Capital at least equal to 13%.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

	“Well Capitalized”	For Capital Adequacy Purposes Minimum Capital with Conservation Buffer	Actual At June 30, 2018
Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.87%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.88%	17.53%

Total Risk-based Capital Ratio
Bank	10.00%	9.88%	17.53%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	6.38%	18.67%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of June 30, 2018.

Contractual Maturities as of June 30, 2018
	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$592	$1,033	$1,045	$1,970	$4,640
Time deposits	14,898	1,551	-	-	16,449
Total	$15,490	$2,584	$1,045	$1,970	$21,089

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2018, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.2	Articles Supplementary of Series B Non-Voting Preferred Stock of Esquire Financial Holdings, Inc. (2)

3.3	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(2)	Incorporated by reference to Exhibit 3.2 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(3)	Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 14, 2018	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: August 14, 2018	/s/ Eric S. Bader
Eric S. Bader
Executive Vice President, Chief Financial Officer and Treasurer

