Form 10-Q
period 2018-09-30
Esquire Financial Holdings, Inc.
filed 2018-11-14
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 001‑38131

Esquire Financial Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-5107901
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Jericho Quadrangle, Suite 100, Jericho, New York	11753
(Address of Principal Executive Offices)	(Zip Code)

(516) 535‑2002

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2018, there were 7,445,723 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10‑Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$1,230	$471
Interest earning deposits	38,610	42,606
Total cash and cash equivalents	39,840	43,077

Securities available-for-sale, at fair value	147,522	128,758
Securities, restricted, at cost	2,403	2,183

Loans	437,883	348,978
Less: allowance for loan losses	(5,229)	(4,264)
Loans, net	432,654	344,714
Premises and equipment, net	2,616	2,546
Accrued interest receivable	4,408	2,836
Deferred tax asset	3,319	2,241
Other assets	12,841	7,202
Total assets	$645,603	$533,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$189,960	$190,847
Savings, NOW and money market	332,016	230,715
Time	30,215	26,932
Total deposits	552,191	448,494

Secured borrowings	272	278
Accrued expenses and other liabilities	4,645	1,402
Total liabilities	$557,108	$450,174

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,445,723 shares at September 30, 2018 and 7,326,536 shares at December 31, 2017	74	73
Additional paid-in capital	88,341	86,660
Retained earnings (deficit)	3,901	(1,960)
Accumulated other comprehensive loss	(3,821)	(1,390)
Total stockholders’ equity	88,495	83,383
Total liabilities and stockholders’ equity	$645,603	$533,557

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$6,432	$4,630	$17,378	$12,519
Securities	1,035	631	2,906	1,809
Interest earning deposits and other	153	93	470	214
Total interest income	7,620	5,354	20,754	14,542

Interest expense:
Savings, NOW and money market deposits	291	101	580	316
Time deposits	41	22	140	70
Borrowings	12	5	21	16
Total interest expense	344	128	741	402

Net interest income	7,276	5,226	20,013	14,140
Provision for loan losses	450	275	975	725
Net interest income after provision for loan losses	6,826	4,951	19,038	13,415

Non-interest income:
Merchant processing income	1,300	797	3,532	2,467
Customer related fees and service charges	500	548	2,322	1,442
Total non-interest income	1,800	1,345	5,854	3,909

Non-interest expense:
Employee compensation and benefits	4,161	2,466	10,230	7,180
Occupancy and equipment, net	429	393	1,287	1,155
Professional and consulting services	547	548	1,859	1,453
FDIC and regulatory assessments	79	73	235	220
Advertising and marketing	146	134	442	340
Travel and business relations	116	92	384	320
Data processing	485	466	1,415	1,245
Other operating expenses	367	253	1,039	705
Total non-interest expense	6,330	4,425	16,891	12,618

Net income before income taxes	2,296	1,871	8,001	4,706
Income tax expense	614	730	2,140	1,723

Net income	$1,682	$1,141	$5,861	$2,983

Earnings per common share
Basic	$0.23	$0.16	$0.80	$0.51
Diluted	$0.22	$0.16	$0.76	$0.51

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net income	$1,682	$1,141	$5,861	$2,983
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available for sale	(776)	(1)	(3,347)	623
Reclassification adjustment for net gains included in net income	—	—	—	—
Tax effect	212	5	916	(243)
Total other comprehensive (loss) income	(564)	4	(2,431)	380
Total comprehensive income	$1,118	$1,145	$3,430	$3,363

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional	Retained	other	Total
	Preferred	Common	Preferred	Common	paid in	earnings	comprehensive	stockholders'
	shares	shares	stock	stock	capital	(deficit)	loss	equity
Balance at January 1, 2018	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	—	—	—	—	—	5,861	—	5,861
Other comprehensive loss	—	—	—	—	—	—	(2,431)	(2,431)
Exercise of stock options, net of repurchases	—	42,687	—	1	377	—	—	378
Restricted stock grants	—	76,500	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,304	—	—	1,304
Balance at September 30, 2018	—	7,445,723	$—	$74	$88,341	$3,901	$(3,821)	$88,495

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	deficit	loss	equity
Balance at January 1, 2017	66,985	5,002,950	$1	$50	$58,845	$(5,826)	$(884)	$52,186
Net income	—	—	—	—	—	2,983	—	2,983
Other comprehensive income	—	—	—	—	—	—	380	380
Conversion of preferred stock	(66,985)	66,985	(1)	1	—	—	—	—
Exercise of stock options, net of repurchases	—	101,941	—	1	941	—	—	942
Issuance of common stock, net of issuance costs	—	2,154,660	—	21	26,320	—	—	26,341
Stock compensation expense	—	—	—	—	421	—	—	421
Balance at September 30, 2017	—	7,326,536	$—	$73	$86,527	$(2,843)	$(504)	$83,253

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,861	$2,983
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	975	725
Depreciation	304	308
Stock compensation expense	1,304	421
Net amortization:
Securities	339	296
Loans	296	470
Changes in other assets and liabilities:
Accrued interest receivable	(1,572)	(656)
Deferred tax asset	(162)	413
Other assets	(3,229)	(2,803)
Accrued expenses and other liabilities	3,243	833
Net cash provided by operating activities	7,359	2,990

Cash flows from investing activities:
Net change in loans	(89,211)	(50,616)
Purchases of securities available for sale	(40,844)	(31,446)
Principal repayments on securities available for sale	18,394	16,602
Purchase of securities, restricted	(220)	(234)
Investment in equity security without readily determinable fair value	(2,410)	—
Purchases of premises and equipment	(374)	(168)
Net cash used in investing activities	(114,665)	(65,862)

Cash flows from financing activities:
Net increase in deposits	103,697	24,133
Decrease in secured borrowings	(6)	(91)
Exercise of stock options	378	942
Proceeds from the issuance of common stock, net of issuance costs	—	26,341
Net cash provided by financing activities	104,069	51,325

Decrease in cash and cash equivalents	(3,237)	(11,547)

Cash and cash equivalents at beginning of the period	43,077	42,993

Cash and cash equivalents at end of the period	$39,840	$31,446

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$730	$398
Taxes	1,955	2,330

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2017 and 2016. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date of issuance.

Equity Security Without Readily Determinable Fair Value

In April of 2018, the Company completed its $2,410 investment for a 4.95% interest in Litify LLC, a technology solution to automate and manage a law firm’s business and cases. As Litify LLC is a private company, the investment does not have a readily determinable fair value. At September 30, 2018, the investment’s carrying amount remains at its original cost basis of $2,410 and is grouped with other assets on the balance sheet. Based on a qualitative assessment, we have noted no significant adverse changes which would indicate the asset is impaired as of September 30, 2018.

Secured Borrowing

The Company had a secured borrowing of $272 and $278 as of September 30, 2018 and December 31, 2017, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

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

In July of 2017, the Company and the preferred shareholder agreed to perform an exchange of 66,985 shares of 0.00% of Series B non-voting preferred shares for 66,985 voting common shares, par value $0.01. As of September 30, 2018 and December 31, 2017, there are no preferred shares outstanding.

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

New Accounting Pronouncements

Accounting Standards Update (ASU) 2014‑09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 was effective for the Company on January 1, 2018. The Company has applied ASU 2014‑09 using the modified retrospective approach to all existing contracts with customers covered under the scope of the standard. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in a cumulative effect adjustment or any presentation changes to the consolidated financial statements. See below for additional information related to revenue generated from contracts with customers.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-interest income
Customer related fees and service charges
Administrative service income	$425	$459	$2,077	$1,044
Merchant processing income
Merchant services income	1,214	725	3,284	2,252
ACH income	86	72	248	215
Other	75	89	245	398
Total non-interest income	$1,800	$1,345	$5,854	$3,909

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

•

ACH income – We provide ACH services for various commercial customers. Contracts are entered into with third parties that need ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers as an originating depository financial institution. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized when we send a bill to the commercial customer based on the total volume of transactions processed that month.

•

Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, which are within scope of ASC 606, revenue is recognized as performance obligations are satisfied.

On January 5, 2016, the FASB issued ASU 2016‑01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU). Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU was effective on January 1, 2018. Adoption of this standard did not have a material effect on the Company’s operating results or financial condition. However, the Company did enhance its computation of fair value of loans (as disclosed in Note 6) to comply with the exit price notion as required by the ASU.

On February 25, 2016, the FASB completed its Leases project by issuing ASU No. 2016‑02, “Leases (Topic 842).” The new guidance affects any organization that enters into a lease, or sublease, with some specified exemptions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will also require expanded disclosures. The ASU on leases will take effect for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated financial statements. Based on leases outstanding at September 30, 2018, the Company does not expect the updates to have a material impact on the income statement, but does anticipate the adoption of ASU 2016-02 will result in an increase in the Company’s Consolidated Balance Sheets as a result of recognizing right-of-use assets and lease liabilities.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The

Company plans to adopt ASU 2016-13 in the first quarter of 2020 using the require modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company is currently gathering data and  finalizing the selection of a vendor to assist with the implementation of this standard.

NOTE 2 — Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
Mortgage-backed securities – agency	$26,282	$—	$(988)	$25,294
Collateralized mortgage obligations (CMO’s) – agency	126,502	—	(4,274)	122,228
Total available-for-sale	$152,784	$—	$(5,262)	$147,522

December 31, 2017
Mortgage-backed securities - agency	$20,082	$12	$(291)	$19,803
Collateralized mortgage obligations (CMO's) - agency	110,590	13	(1,648)	108,955
Total available-for-sale	$130,672	$25	$(1,939)	$128,758

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We have no securities due at a single maturity. Securities not due at a single maturity date are shown below.

	September 30, 2018
	Amortized Cost	Fair Value
Mortgage-backed securities – agency	$26,282	$25,294
CMO’s – agency	126,502	122,228
Total	$152,784	$147,522

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

There were no sales or calls of securities for the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018, securities having a fair value of $130,288 were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $123,318. At December 31, 2017, securities having a fair value of approximately $108,955 were pledged to the FHLB for borrowing capacity totaling $103,351. At September 30, 2018 and December 31, 2017, the Company had no outstanding FHLB advances.

At September 30, 2018, securities having a fair value of $17,234 were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $16,584. At December 31, 2017, securities having a fair value of approximately $19,803 were pledged to the FRB for borrowing capacity totaling $19,370. At September 30, 2018 and December 31, 2017, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Mortgage-backed securities – agency	$9,531	$(172)	$15,763	$(816)	$25,294	$(988)
CMO’s – agency	78,511	(1,906)	43,717	(2,368)	122,228	(4,274)
Total temporarily impaired securities	$88,042	$(2,078)	$59,480	$(3,184)	$147,522	$(5,262)

December 31, 2017
Mortgage-backed securities - agency	$5,766	$(26)	$12,312	$(265)	$18,078	$(291)
CMO's - Agency	75,056	(685)	28,848	(963)	103,904	(1,648)
Total temporarily impaired securities	$80,822	$(711)	$41,160	$(1,228)	$121,982	$(1,939)

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

At September 30, 2018, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2018.

No impairment charges were recorded for the three and nine months ended September 30, 2018 and 2017.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	September 30, 2018	% of Total	December 31, 2017	% of Total
1 – 4 family residential	$57,238	13%	$51,556	15%
Commercial	172,513	40%	136,412	39%
Multifamily	129,763	30%	98,432	28%
Commercial real estate	35,028	8%	24,761	7%
Construction	5,609	1%	5,047	2%
Consumer	36,912	8%	31,881	9%
Total Loans	437,063	100%	348,089	100%

Deferred costs and unearned premiums, net	820		889
Allowance for loan losses	(5,229)		(4,264)
Net loans	$432,654		$344,714

The following tables present the activity in the allowance for loan losses by class for the three months ending September 30, 2018 and 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
September 30, 2018
Allowance for loan losses:
Beginning balance	$425	$2,518	$826	$345	$168	$507	$4,789
Provision (credit) for loan losses	(6)	303	85	34	(26)	60	450
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)

Total ending allowance balance	$419	$2,821	$911	$379	$142	$557	$5,229

September 30, 2017
Allowance for loan losses:
Beginning balance	$358	$2,154	$664	$226	$109	$312	$3,823
Provision for loan losses	25	71	13	14	3	149	275
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(14)	—	—	—	—	(14)

Total ending allowance balance	$383	$2,211	$677	$240	$112	$461	$4,084

The following tables present the activity in the allowance for loan losses by class for the nine months ending September 30, 2018 and 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
September 30, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision for loan losses	37	549	198	113	15	63	975
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)

Total ending allowance balance	$419	$2,821	$911	$379	$142	$557	$5,229

September 30, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	23	291	56	2	(29)	382	725
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(14)	—	—	—	(40)	(54)

Total ending allowance balance	$383	$2,211	$677	$240	$112	$461	$4,084

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2018 and December 31, 2017:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
September 30, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	419	2,821	911	379	142	557	5,229

Total ending allowance balance	$419	$2,821	$911	$379	$142	$557	$5,229

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	57,238	172,513	129,763	35,028	5,609	36,912	437,063

Total ending loans balance	$57,238	$172,513	$129,763	$35,028	$5,609	$36,912	$437,063

Recorded investment is not adjusted for accrued interest, deferred costs, and unearned premiums due to immateriality.

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	382	2,272	713	266	127	504	4,264

Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	51,556	136,412	98,432	24,761	5,047	31,881	348,089

Total ending loans balance	$51,556	$136,412	$98,432	$24,761	$5,047	$31,881	$348,089

Non-Performing Loans

Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At September 30, 2018 and December 31, 2017, the Company did not have any non-performing loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and December 31, 2017:

			Greater
	30-59	60-89	than 90
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2018
1 – 4 family residential	$—	$—	$—	$—	$57,238	$57,238
Commercial	—	—	—	—	172,513	172,513
Multifamily	—	—	—	—	129,763	129,763
Commercial real estate	—	—	—	—	35,028	35,028
Construction	—	—	—	—	5,609	5,609
Consumer	—	—	—	—	36,912	36,912
Total	$—	$—	$—	$—	$437,063	$437,063

			Greater
	30-59	60-89	than 90
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2017
1 – 4 family residential	$—	$—	$—	$—	$51,556	$51,556
Commercial	—	—	—	—	136,412	136,412
Multifamily	—	—	—	—	98,432	98,432
Commercial real estate	—	—	—	—	24,761	24,761
Construction	—	—	—	—	5,047	5,047
Consumer	—	—	—	—	31,881	31,881
Total	$—	$—	$—	$—	$348,089	$348,089

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

The Company uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

	Pass	Special Mention	Substandard	Doubtful
September 30, 2018
1 – 4 family residential	$57,238	$—	$—	$—
Commercial	163,220	9,098	195	—
Multifamily	129,763	—	—	—
Commercial real estate	35,028	—	—	—
Construction	5,609	—	—	—
Consumer	36,912	—	—	—
Total	$427,770	$9,098	$195	$—

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2017
1 – 4 family residential	$51,556	$—	$—	$—
Commercial	126,577	9,835	—	—
Multifamily	98,432	—	—	—
Commercial real estate	24,761	—	—	—
Construction	5,047	—	—	—
Consumer	31,881	—	—	—
Total	$338,254	$9,835	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at September 30, 2018 and December 31, 2017. Furthermore, there were no loans modified during the three and nine months ended September 30, 2018 and 2017 as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

NOTE 4 — Share-Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are recommended by the Compensation Committee of the Board of Directors, which are then approved by the full Board.

At September 30, 2018, there are options outstanding and/or restricted stock awards from three plans, the 2007 Stock Option Plan (“the 2007 Plan”) the 2011 Stock Compensation Plan (“the 2011 Plan”) and the 2017 Equity Incentive Plan (“the 2017 Plan”). The 2007 Plan allowed for a maximum of 270,000 shares of common stock to be issued. The 2007 Plan expired in May of 2017. The 2011 Plan allows for 754,607 shares to be issued, of which 750,545 have been issued as of September 30, 2018. The 2017 Plan allows for a maximum of 300,000 shares of common stock to be issued. During the first quarter of 2018 the Company granted 45,000 stock options and 76,500 restricted shares from the 2017 Plan.

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

There were no stock options granted during the three months ended September 30, 2018 or during the three and nine months ended September 30, 2017. The fair value of options granted during the nine months ended September 30, 2018 was determined using the following weighted average assumptions as of the grant date:

	2018
Risk-Free Interest Rate	2.54%
Expected Term	84	months
Expected Stock Price Volatility	21.0%
Dividend Yield	0.00%

Weighted Average Fair Value	$5.63

The following table presents a summary of the activity related to options as of September 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
September 30, 2018
Outstanding at beginning of year	880,925	$12.36

Granted	45,000	19.25
Exercised	(47,750)	10.00
Forfeited	(1,500)	19.25

Outstanding at period end	876,675	$12.83	5.07
Vested or expected to vest	876,675	$12.83	5.07
Exercisable at period end	579,811	$12.50	3.71

The Company recognized compensation expense related to options of $563 and $133 for the three months ended September 30, 2018 and 2017, respectively. The Company recognized compensation expense related to options of $880 and $421 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, unrecognized compensation cost related to non-vested options was approximately $996 and is expected to be recognized over a weighted average period of 2.41 years. The intrinsic value for outstanding options and for options vested or expected to vest was $10,630 and $7,224 for exercisable options at September 30, 2018. Cash received from options exercised in 2018 totaled $478 with an intrinsic value of $463. The tax benefit of options exercised was $209.

		Weighted Average
		Grant Date
	Shares	Fair Value
September 30, 2018
Outstanding at beginning of year	—	$—
Granted	76,500	19.25
Vested or expected to vest	15,000	19.25
Outstanding at period end	61,500	$19.25

The following table presents a summary of the activity related to restricted stock as of September 30, 2018:

The Company recognized compensation expense related to restricted stock of $317 and zero for the three months ended September 30, 2018 and 2017, respectively. The Company recognized compensation expense related to restricted stock of $424 and zero for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $1,048 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.32 years.

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

	Three months ended		Nine months ended
	At September 30,		At September 30,
	2018	2017	2018	2017
Basic
Net income available to common shareholders	$1,682	$1,141	$5,861	$2,983
Less: Earnings allocated to preferred stock	—	3	—	27
Net income allocated to common shareholders	$1,682	$1,138	$5,861	$2,956
Weighted average common shares outstanding	7,369,223	7,212,603	7,367,716	5,771,627
Basic earnings per common share	$0.23	$0.16	$0.80	$0.51

Diluted
Net income allocated to common shareholders for basic earnings per share	$1,682	$1,138	$5,861	$2,956
Weighted average shares outstanding for basic earnings per common share	7,369,223	7,212,603	7,367,716	5,771,627
Add: Dilutive effect of share based awards	408,762	56,913	352,156	38,183
Average shares and dilutive potential common shares	7,777,985	7,269,516	7,719,872	5,809,810
Diluted earnings per common share	$0.22	$0.16	$0.76	$0.51

Stock options not considered in computing diluted earnings per share because they were anti-dilutive	—	298,181	—	707,397

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$25,294	$—
CMO’s – agency	—	122,228	—
Total	$—	$147,522	$—

December 31, 2017
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$19,803	$—
CMO’s – agency	—	108,955	—
Total	$—	$128,758	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017. There were no assets measured on a non-recurring basis as of September 30, 2018 and December 31, 2017.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at September 30, 2018 and December 31, 2017:

	Fair Value Measurement at September 30, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$39,840	$1,230	$38,610	$—	$39,840
Securities available for sale	147,522	—	147,522	—	147,522
Securities, restricted	2,403	N/A	N/A	N/A	N/A
Loans, net of allowance	432,654	—	—	428,949	428,949
Accrued interest receivable	4,408	—	404	4,004	4,408

Financial Liabilities:
Time deposits	30,215	—	30,124	—	30,124
Demand and other deposits	521,976	521,976	—	—	521,976
Secured borrowings	272	—	272	—	272
Accrued interest payable	17	—	17	—	17

	Fair Value Measurement at December 31, 2017, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$43,077	$471	$42,606	$—	$43,077
Securities available for sale	128,758	—	128,758	—	128,758
Securities, restricted	2,183	N/A	N/A	N/A	N/A
Loans, net of allowance	344,714	—	—	345,540	345,540
Accrued interest receivable	2,836	—	300	2,536	2,836

Financial Liabilities:
Time deposits	26,932	—	26,847	—	26,847
Demand and other deposits	421,562	421,562	—	—	421,562
Secured borrowings	278	—	278	—	278
Accrued interest payable	6	—	6	—	6

NOTE 7 — Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax for the three and nine months ending September 30, 2018 and 2017:

	Three months ended		Nine months ended
	At September 30,		At September 30,
	2018	2017	2018	2017
Unrealized Losses on Available for Sale Securities
Beginning balance	$(3,257)	$(508)	$(1,390)	$(884)
Other comprehensive (loss) income before reclassifications	(564)	4	(2,431)	380
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive (loss) income	(564)	4	(2,431)	380
Ending Balance	$(3,821)	$(504)	$(3,821)	$(504)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2018 and December 31, 2017 and results of operations for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the audited consolidated financial statements as of December 31, 2017 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10‑Q.

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

•	the ability of key third-party service providers to perform their obligations to us; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10‑Q.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Quarterly Report on Form 10‑Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Assets.  Our total assets were $645.6 million at September 30, 2018, an increase of $112.0 million, or 21.0%, from $533.6 million at December 31, 2017. The increase was primarily due to an increase in loans of $88.9 million, or

25.5%, and an increase in securities of $18.8 million, or 14.6%, partially offset by a decrease in cash and cash equivalents of $3.2 million, or 7.5%.

Loans.  At September 30, 2018, loans were $437.9 million, or 79.3% of total deposits, compared to $349.0 million, or 77.8% of total deposits, at December 31, 2017. The growth in loans was primarily driven by increases in commercial, multifamily, and commercial real estate loans. Commercial loans increased $36.1 million, or 26.5%, to $172.5 million at September 30, 2018 from $136.4 million at December 31, 2017. Multifamily loans increased $31.3 million, or 31.8%, to $129.8 million at September 30, 2018 from $98.4 million at December 31, 2017. Commercial real estate loans increased by $10.3 million, or 41.5%, to $35.0 million at September 30, 2018 from $24.8 million at December 31, 2017.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$103,219	55.7%	$96,070	62.1%
Case cost lines of credit	32,709	17.6	24,446	15.8
Term loans	17,899	9.7	7,082	4.6
Post-settlement commercial and other commercial attorney-related loans	4	0.0	68	0.0
Total Commercial Attorney-Related	153,831	83.0%	127,666	82.5%
Consumer Attorney-Related:
Post-settlement consumer loans	30,299	16.3%	25,731	16.6%
Structured settlement loans	1,229	0.7	1,421	0.9
Total Consumer Attorney-Related	31,528	17.0%	27,152	17.5%
Total Attorney-Related Loans	$185,359	100.0%	$154,818	100.0%

At September 30, 2018, our Attorney-Related Loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $185.4 million, or 42.4% of our total loan portfolio, compared to $154.8 million at December 31, 2017. We continue to grow our Commercial and Consumer Attorney-Related Loans by originating loans within our risk profile.

Securities. Securities available for sale increased $18.8 million, or 14.6%, to $147.5 million at September 30, 2018 from $128.8 million at December 31, 2017. Management took advantage of increases in short-term rates, deploying excess funds into the investment portfolio.

Funding. Total deposits increased $103.7 million, or 23.1%, to $552.2 million at September 30, 2018 from $448.5 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $522.0 million at September 30, 2018, or 94.5% of total deposits at that date, compared to $421.6 million or 94.0% of total deposits at December 31, 2017.

At September 30, 2018, we had the ability to borrow a total of $123.3 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $16.6 million. At September 30, 2018, we also had $7.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2018.

Equity. Total stockholders’ equity increased $5.1 million, or 6.1%, to $88.5 million at September 30, 2018, from $83.4 million at December 31, 2017.

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

	For the Three Months Ended September 30,
	2018			2017
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
INTEREST EARNING ASSETS
Loans	$416,004	$6,432	6.13%	$315,005	$4,630	5.83%
Securities, includes restricted stock	157,635	1,035	2.60%	108,168	631	2.31%
Interest earning cash	33,777	153	1.80%	34,471	93	1.07%
Total interest earning assets	607,416	7,620	4.98%	457,644	5,354	4.64%

NON-INTEREST EARNING ASSETS
Cash and due from banks	2,766			537
Other assets	12,037			7,711

TOTAL AVERAGE ASSETS	$622,219			$465,892

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$327,548	$291	0.35%	$212,535	$101	0.19%
Time deposits	17,555	41	0.93%	27,430	22	0.32%
Total deposits	345,103	332	0.38%	239,965	123	0.20%
Short-term borrowings	1,131	7	2.46%	2	—	—%
Secured borrowings	273	5	7.27%	282	5	7.03%
Total interest-bearing liabilities	346,507	344	0.39%	240,249	128	0.21%

NON-INTEREST BEARING LIABILITIES
Demand deposits	183,864			142,086
Other liabilities	4,708			2,192
Total non-interest bearing liabilities	188,572			144,278
Stockholders' equity	87,140			81,365

TOTAL AVG. LIABILITIES AND EQUITY	$622,219			$465,892
Net interest income		$7,276			$5,226
Net interest spread			4.58%			4.43%

Net interest margin			4.75%			4.53%

	For the Nine Months Ended September 30,
	2018			2017
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
INTEREST EARNING ASSETS
Loans	$380,918	$17,378	6.10%	$294,725	$12,519	5.68%
Securities, includes restricted stock	149,556	2,906	2.60%	103,792	1,809	2.33%
Interest earning cash	40,249	470	1.56%	33,840	214	0.85%
Total interest earning assets	570,723	20,754	4.86%	432,357	14,542	4.50%

NON-INTEREST EARNING ASSETS
Cash and due from banks	1,345			544
Other assets	10,211			7,646

TOTAL AVERAGE ASSETS	$582,279			$440,547

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$281,768	$580	0.28%	$217,717	$316	0.19%
Time deposits	27,126	140	0.69%	23,289	70	0.40%
Total deposits	308,894	720	0.31%	241,006	386	0.21%
Short-term borrowings	382	6	2.10%	2	—	—%
Secured borrowings	275	15	7.29%	302	16	7.08%
Total interest-bearing liabilities	309,551	741	0.32%	241,310	402	0.22%

NON-INTEREST BEARING LIABILITIES
Demand deposits	184,382			134,533
Other liabilities	3,117			1,730
Total non-interest bearing liabilities	187,499			136,263
Stockholders' equity	85,229			62,974

TOTAL AVG. LIABILITIES AND EQUITY	$582,279			$440,547
Net interest income		$20,013			$14,140
Net interest spread			4.54%			4.27%

Net interest margin			4.69%			4.37%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$1,551	$251	$1,802	$3,877	$982	$4,859
Securities, includes restricted stock	317	87	404	870	227	1,097
Interest earning cash	(2)	62	60	47	209	256
Total interest income	1,866	400	2,266	4,794	1,418	6,212

Interest paid on:
Savings, NOW, Money Markets	73	117	190	109	155	264
Time deposits	(10)	29	19	13	57	70
Total deposits	63	146	209	122	212	334
Short-term borrowings	7	—	7	6	—	6
Secured borrowings	—	—	—	(1)	—	(1)
Total interest expense	70	146	216	127	212	339
Change in net interest income	$1,796	$254	$2,050	$4,667	$1,206	$5,873

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General.  Net income increased $541,000, or 47.4%, to $1.7 million for the three months ended September 30, 2018 from $1.1 million for the three months ended September 30, 2017. The increase resulted from a $2.1 million increase in net interest income and a $455,000 increase in non-interest income, which was partially offset by a $1.9 million increase in non-interest expense.

Interest Income.  Interest income increased $2.3 million, or 42.3%, to $7.6 million for the three months ended September 30, 2018 from $5.4 million for the three months ended September 30, 2017. This was primarily attributable to an increase in loan interest income, which increased $1.8 million, or 38.9%, to $6.4 million for the three months ended September 30, 2018 from $4.6 million for the three months ended September 30, 2017.

The increase in interest income on loans was due to an increase in average loans during the quarter ended September 30, 2018 of $101.0 million or 32.1% as well as a 30 basis point increase in the average rate of loans. The increase in the average rate of loans is due to the positive effects of increases in short-term rates. Securities interest income also increased due to an increase in the average balance of securities during the quarter ended September 30, 2018 of $49.5 million, or 45.7% and a 29 basis point increase in the average rate of securities when compared to the third quarter of 2017.

Interest Expense.  Interest expense increased $216,000, or 168.8%, to $344,000 for the three months ended September 30, 2018 from $128,000 for the three months ended September 30, 2017, primarily due to increases in average balance of deposits. The average rate we paid on interest bearing deposits increased to 0.38% for the three months ended September 30, 2018 compared to 0.20% for the three months ended September 30, 2017. Deposit rate increases coincided with increases in short-term rates.

Net Interest Income.  Net interest income increased $2.1 million, or 39.2%, to $7.3 million for the three months ended September 30, 2018 from $5.2 million for the three months ended September 30, 2017, primarily due to an increase in average interest earning assets and rising rates. Our net interest rate spread increased 15 basis points to 4.58% for the three months ended September 30, 2018 from 4.43% for the three months ended September 30, 2017, while our net interest margin increased 22 basis points to 4.75% for the three months ended September 30, 2018 from 4.53% for the three months ended September 30, 2017. The increase in net interest margin was due to a 34 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields.

Provision for Loan Losses.  Our provision for loan losses was $450,000 for the three months ended September 30, 2018 compared to $275,000 for the three months ended September 30, 2017. The provisions recorded resulted in an allowance for loan losses of $5.2 million, or 1.19% of total loans at September 30, 2018, compared to $4.3 million, or 1.22% of total loans at December 31, 2017, and $4.1 million, or 1.24% of total loans at September 30, 2017. As of September 30, 2018 the Company had no delinquent loans or non-performing assets.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$1,300	$797	$503	63.1%
Customer related fees and service charges	500	548	(48)	(8.8)
Total noninterest income	$1,800	$1,345	$455	33.8%

Merchant processing income increased due to growth in average monthly volumes and the number of merchants we service.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$4,161	$2,466	$1,695	68.7%
Occupancy and equipment	429	393	36	9.2
Professional and consulting services	547	548	(1)	(0.2)
FDIC and regulatory assessments	79	73	6	8.2
Advertising and marketing	146	134	12	9.0
Travel and business relations	116	92	24	26.1
Data processing	485	466	19	4.1
Other operating expenses	367	253	114	45.1
Total noninterest expense	$6,330	$4,425	$1,905	43.1%

Employee compensation and benefits increased due to a one-time compensation related charge of $1.2 million for the recent passing of our Executive Chairman, the Company’s hiring efforts, including several senior managers, to support our future growth and technology efforts as well as salary and incentive increases. The increase in other operating expenses was due primarily to additional public relations and SEC related costs.

Income Tax Expense.  We recorded an income tax expense of $614,000 for the three months ended September 30, 2018, reflecting an effective tax rate of 26.8%, compared to 730,000, or 39.0%, for the three months ended September 30, 2017. The lower effective tax rate was a result of federal tax reform that was enacted in December 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General.  Net income increased $2.9 million, or 96.5%, to $5.9 million for the nine months ended September 30, 2018 from $3.0 million for the nine months ended September 30, 2017. The increase resulted from a $5.9 million increase in net interest income and a $1.9 million increase in non-interest income, which were partially offset by a $4.3 million increase in non-interest expense.

Interest Income.  Interest income increased $6.2 million, or 42.7%, to $20.8 million for the nine months ended September 30, 2018 from $14.5 million for the nine months ended September 30, 2017. This was primarily attributable to an increase in loan interest income, which increased $4.9 million, or 38.8%, to $17.4 million for the nine months ended September 30, 2018 from $12.5 million for the nine months ended September 30, 2017.

The increase in interest income on loans was due to an increase in average loans during the nine months ended September 30, 2018 of $86.2 million or 29.2% as well as a 42 basis point increase in the average rate of loans. The increase in the average rate of loans is due to the positive effects of increases in short-term rates. Securities interest income also increased due to an increase in the average balance of securities during the nine months ended September 30, 2018 of $45.8 million or 44.1% and a 27 basis point increase in the average rate of securities when compared to the first nine months of 2017.

Interest Expense.  Interest expense increased $339,000, or 84.3%, to $741,000 for the nine months ended September 30, 2018 from $402,000 for the nine months ended September 30, 2017, primarily due to increases in the average balance of deposits and increases in rates. The average rate we paid on interest bearing deposits increased to 0.31% for the nine months ended September 30, 2018 compared to 0.21% for the nine months ended September 30, 2017. Deposit rate increases coincided with increases in short-term rates.

Net Interest Income.  Net interest income increased $5.9 million, or 41.5%, to $20.0 million for the nine months ended September 30, 2018 from $14.1 million for the nine months ended September 30, 2017, primarily due to an increase in average interest earning assets. Our net interest rate spread increased 27 basis points to 4.54% for the nine months ended September 30, 2018 from 4.27% for the nine months ended September 30, 2017. Our net interest margin also increased 32 basis points to 4.69% for the nine months ended September 30, 2018 from 4.37% for the nine months ended September 30, 2017. The increase in net interest margin was due to a 36 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields.

Provision for Loan Losses.  Our provision for loan losses was $975,000 for the nine months ended September 30, 2018 compared to $725,000 for the nine months ended September 30, 2017. The higher provision is reflective of loan growth experienced in the Company’s higher yielding commercial and consumer loan categories. As of September 30, 2018 the Company had no delinquent loans or non-performing assets.

Noninterest Income.  Noninterest income information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$3,532	$2,467	$1,065	43.2%
Customer related fees and service charges	2,322	1,442	880	61.0
Total noninterest income	$5,854	$3,909	$1,945	49.8%

Merchant processing income increased due to growth in average monthly volumes and the number of merchants we service. Customer related fees and service charges have increased primarily due to increases in administrative service income on off-balance sheet funds as a result of rising interest rates and higher average volumes.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$10,230	$7,180	$3,050	42.5%
Occupancy and equipment	1,287	1,155	132	11.4
Professional and consulting services	1,859	1,453	406	27.9
FDIC and regulatory assessments	235	220	15	6.8
Advertising and marketing	442	340	102	30.0
Travel and business relations	384	320	64	20.0
Data processing	1,415	1,245	170	13.7
Other operating expenses	1,039	705	334	47.4
Total noninterest expense	$16,891	$12,618	$4,273	33.9%

Employee compensation and benefits increased due to a one-time compensation related charge of $1.2 million for the recent passing of our Executive Chairman, the Company’s hiring efforts, including several senior managers, to support our future growth and technology efforts as well as salary and incentive increases. The increase in professional and consulting services costs was due primarily to additional costs related to being a public company and costs related to certain strategic projects. The increase in other operating expenses was due primarily to additional public relations and SEC related costs.

Income Tax Expense.  We recorded an income tax expense of $2.1 million for the nine months ended September 30, 2018, reflecting an effective tax rate of 26.8%, compared to $1.7 million, or 36.6%, for the nine months ended September 30, 2017. The lower effective tax rate was a result of federal tax reform that was enacted in December 2017.

Management of Market Risk

General.  The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The board of directors of our Bank has oversight of our asset and liability management function, which is managed by our Asset/Liability Management Committee. Our Asset/Liability fManagement Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

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

	At September 30,
	2018
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change
	(Dollars in thousands)
400	$38,090	7,088
300	36,035	5,033
200	34,198	3,196
100	32,461	1,459
0	31,002	—
(100)	29,066	(1,936)
(200)	26,115	(4,887)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2018.

	At September 30,
	2018
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
	(Dollars in thousands)
400	$133,399	250
300	132,929	(220)
200	133,018	(131)
100	133,159	10
0	133,149	—
(100)	128,234	(4,915)
(200)	115,479	(17,670)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $39.8 million.

At September 30, 2018, through pledging of our securities, we had the ability to borrow a total of $123.3 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $16.6 million. At September 30, 2018, we also had $7.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2018.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2018, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At September 30, 2018, Esquire Bank was classified as “well capitalized.”

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2018
Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.40%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.88%	17.78%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	6.38%	17.78%

Total Risk-based Capital Ratio
Bank	10.00%	9.88%	18.92%

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of September 30, 2018.

	Contractual Maturities as of September 30, 2018

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$555	$1,030	$1,053	$1,834	$4,472
Time deposits	28,429	1,786	—	—	30,215
Total	$28,984	$2,816	$1,053	$1,834	$34,687

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2 of this quarterly report under “Management of Market Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2018, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10‑K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.3	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)

Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.

(2)

Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S‑1/A (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 14, 2018	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: November 14, 2018	/s/ Eric S. Bader
Eric S. Bader
Executive Vice President, Chief Financial Officer and Treasurer