Form 10-K
period 2018-12-31
Esquire Financial Holdings, Inc.
filed 2019-03-14
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001‑38131

Esquire Financial Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27‑5107901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Jericho Quadrangle, Suite 100, Jericho, New York	11753
(Address of principal executive offices)	(Zip code)

(516) 535‑2002

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of  $26.39 as of June 30, 2018, was $156.1 million.

As of March 1, 2019 there were 7,532,723 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

i

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

Esquire Financial Holdings, Inc.’s electronic filings with the SEC, including the Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.esquirebank.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov.

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a bank holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, primarily anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial and consumer loans tailored to the litigation market (“Attorney-Related Loans”) enhance our overall yield on our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. Additionally, our merchant processing activities generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate as demonstrated by comparing our performance metrics for the years ended 2018 and 2017.

For the year ended December 31, 2018 as compared to 2017:

•	Our net income increased 139.7% to $8.7 million or $1.13 per diluted common share.
•	We had a net interest margin of 4.73%, an increase from 4.43%, primarily driven by a low cost of funds of 0.23% on our deposits.
•	Our loans increased 34.1%, or $119.1 million, to $468.1 million, with no non-performing loans and solid asset quality metrics.

•

Our noninterest income increased 42.4% to $7.9 million, which represented 22.1% of our total revenue (net interest income plus noninterest income) at December 31, 2018, primarily driven by our merchant services platform.

•	As of December 31, 2018, our total assets, loans, deposits and stockholders’ equity totaled $663.9 million, $468.1 million, $568.4 million and $92.8 million, respectively.

On June 30, 2017, we closed our initial public offering (“IPO”) and our stock now trades on the NASDAQ Capital Markets, under the symbol “ESQ”. The aggregate net proceeds to the Company from its initial public offering, including the over-allotment shares that closed on July 20, 2017, after deducting the underwriting discount and estimated offering expenses, was approximately $26.3 million. We have deployed the net proceeds of the offering to support the growth in Esquire Bank’s loan portfolio, including making larger loans due to our increased legal lending limit and for other general corporate purposes, which could include other growth initiatives.

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions. Our relationships within the litigation community are a key contributor to our loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 60% of our deposit base at December 31, 2018. In addition to our lending activities, we have also remained steadfast in growing our merchant services platform. We provide dynamic and flexible merchant services solutions to small business owners. Our merchant services platform has grown to approximately 28,000 small businesses at December 31, 2018, which generated most of our noninterest income which represented 22.1% of our revenue for the year ended December 31, 2018. We believe merchant services represents a significant opportunity for future growth in fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $548.0 million at December 31, 2018, resulting in a total cost of deposits of 0.23%. These stable low cost funds are driven by our attorney operating and escrow deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. We do not have traditional “brick and mortar” branches to support our deposit growth. Instead, we rely on our robust attorney network to gather deposits and our customers utilize on-line cash management technology to manage their operating and escrow accounts as well as their business banking needs across the country.

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

We have established our niche in the litigation market through the strategic development of a business model that understands our market’s unique needs and provides access to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our Board, Advisory Board, attorney stockholders and certain members of management. A number of our directors, Advisory Board members and original investors are well-known, influential market figures and active members of some of the leading litigation law firms in the nation and national and state bar associations as well as other industry leading companies such as plaintiff financing and structured settlement services. In addition, we have established informal affiliations or relationships with key industry organizations such as New York State Trial Lawyers Association, Consumer Attorneys of California, Florida Justice Association, and a number of other state trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to thousands of trial attorneys.

Our traditional community banking market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. As of June 30, 2018 (the latest date for which information is available), New York County’s $993.1 billion deposit market was much larger than the $72.8 billion deposit market in Nassau County.

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

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2018, these product lines in aggregate totaled $211.4 million (or 45.2% of our loan portfolio). As of December 31, 2018, our commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans (“Commercial Attorney-Related Loans”), totaled $176.6 million, or 83.6% of our total attorney-related loan portfolio and 37.8% of our loan portfolio. As of December 31, 2018, our consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans (“Consumer Attorney-Related Loans”), totaled $34.7 million, or 16.4% of our total Attorney-Related Loan portfolio and 7.4% of our loan portfolio. With respect to our Attorney-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2018, approximately 43.5% of the Commercial Attorney-Related Loans outstanding had been extended to customers in New York followed by 15.1% extended to customers in Texas. Our current Loan Policy limits the percentage of out-of-state loans to 25% per loan type in any one state other than New York.

As of December 31, 2018, our total real estate loans, which consist of 1 – 4 family residential loans, commercial real estate loans, multifamily loans and construction loans, totaled $231.6 million (or 49.6% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified merchant customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2018, commercial loans (excluding Commercial Attorney-Related Loans of  $176.6 million) totaled $15.2 million (or 3.2% of total loans). All commercial loans are originated internally and totaled $191.8 million (or 41.1% of our total loans) at December 31, 2018.

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

•

Working Capital Lines of Credit (“WC LOC”).  WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $112.7 million at December 31, 2018 (or 53.3% of total Attorney-Related Loans).

•

Case Cost Lines of Credit.  Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $37.1 million at December 31, 2018 (or 17.6% of total Attorney-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.

•

Term Loans.  Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $26.9 million at December 31, 2018 (or 12.7% of total Attorney-Related Loans).

•

Post-Settlement Commercial and Other Commercial Attorney-Related Loans.  Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial attorney-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2018 there were no post-settlement commercial loans outstanding.

Consumer Loans.  Consumer loans are primarily post-settlement consumer and structured settlement loans made to plaintiffs and claimants as described below. Consumer loans are also originated to individuals for debt consolidation, home repairs, home improvement or other consumer purchases. Consumer loans are both secured and unsecured. At December 31, 2018, total consumer loans (excluding Consumer Attorney-Related Loans of $34.7 million) totaled $9.0 million (or 1.9% of total loans).

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

•

Post-Settlement Consumer Loans.  Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of post-settlement consumer loans to individuals was $33.6 million at December 31, 2018. Loans related to the National Football League Concussion Case (“NFL”) represented $27.9 million or 83.2% of our total post-settlement loans as of December 31, 2018.

•

Structured Settlement Loans.  Structured settlement loans are structured such that the annuity provider (a highly rated insurance company) is directed by the court, at the request of the borrower, to deposit the borrower’s payments into an account designated by us. Loan payments are then automatically deducted from the annuity payment. At December 31, 2018, structured loans in our loan portfolio totaled $1.1 million.

Real Estate Loans.  The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $136.5 million (or 29.2% of total loans) at December 31, 2018. The multifamily loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. We originate and purchase multifamily loans. Whether originated or purchased, all loans are independently underwritten by Esquire Bank utilizing the same underwriting criteria and approved by the Directors Loan Committee or in accordance with our Board established approval authorities.

1 – 4 Family Residential.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($56.0 million as of December 31, 2018) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Commercial Real Estate (“CRE”).  CRE loans totaled $33.1 million (or 7.1% of total loans) at December 31, 2018 and consisted primarily of loans secured by mixed use properties (58.1% of the CRE portfolio), hospitality properties (32.6% of the CRE portfolio) and warehouses (4.7% of the CRE portfolio), with the remainder comprised of condo associations and office/retail properties. Owner-occupied loans represented 7.1% of the CRE portfolio at December 31, 2018. We both originate and purchase CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria, and approved by the Directors Loan Committee.

Construction Loans.  Construction loans are originated on an opportunistic basis and totaled $5.9 million (or 1.3% of total loans) at December 31, 2018.

Merchant Services Activities

We provide merchant services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. This model is designed to shift some of the risk from merchant losses resulting from chargebacks, fraud, non-compliance issues or even insolvency to the ISO. In an ISO model, the bank and the ISO jointly enter into the merchant agreement with each merchant. We believe this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. To date, Esquire Bank has not incurred any losses from its merchant services activities.

We entered into the merchant processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2018, merchant processing revenues were approximately $5.0 million and represented most of our noninterest income, which was 22.1% of our total revenue and represented an increase of 42.4% over full year 2017. At December 31, 2018, we had 25 active ISOs, servicing approximately 28,000 merchants, and for the year ended December 31, 2018, we processed $7.2 billion in card volume. We intend to continue to expand our merchant processing business.

Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites every application and performs separate risk monitoring and management to ensure conformance with Esquire Bank’s internal underwriting policies. As of December 31, 2018, we had contractual arrangements with three payment processors or clearing agents, TSYS, JetPay, and TriSource, which are utilized by Esquire Bank and our ISOs to authorize, process and obtain settlement for card transactions.

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

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our merchant servicing portfolio as compared to direct merchant service providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2018, we received a blended rate of approximately seven basis points for merchant processing, compared to direct merchant service providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing more than 60% of the $568.4 million in total deposits at December 31, 2018. Our core deposits (excluding time deposits) represent 96.4% of our total deposits at December 31, 2018. Our total cost of deposits is 0.23% at December 31, 2018, anchored by our noninterest bearing demand deposits and attorney escrow funds representing 37.4% and 38.9%, respectively, of total deposits. We require deposit balances associated with our commercial loan arrangements and cash management relationships maintained by our commercial lending. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Garden City, New York. The vast majority of our customers utilize our on-line cash management technology to manage their operating and escrow accounts across the country.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings as a significant funding source. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our merchant services platform and other local businesses, individuals through client referrals and other relationships and through our single retail branch. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 96.4% in transaction accounts at December 31, 2018. Our deposit strategy primarily focuses on developing borrowing and other service orientated relationships with customers rather than competing with other institutions on rate. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

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

•

Commercial Attorney-Related Loans (working capital lines of credit, case cost lines of credit, and term loans). We perform the underwriting criteria typical for commercial business loans (generally, but not limited to three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials and credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff practice are required. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC‑1 filing on all assets of the borrower, including but not limited to case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated.

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

1 – 4 Family Residential Loans.  Residential mortgage loans are originated or purchased for both primary and secondary residences, generally with fixed rates and 30‑year or 15‑year terms. Adjustable-rate mortgages (“ARMs”) are purchased or originated as 1 year ARMs, 5/1 ARMs, or 7/1 ARMs. We perform an extensive credit history review for each borrower. Second homes or investment properties are subject to additional requirements. Debt-to-income (“DTI”) and debt service coverage, if applicable, ratios generally conform to industry standards for conforming loans. Flood insurance, title insurance and fire/hazard insurance are mandatory for all applications, as appropriate.

Commercial Real Estate and Multifamily Loans.  Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than 1 – 4 family residential mortgage loans. Of primary concern in commercial and multifamily real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than 1-4 family residential real estate loans, to adverse conditions in the real estate market or the economy.

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

Construction Loans.  Construction lending involves additional risks when compared with permanent 1-4 family residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2018, our regulatory limit on loans-to-one borrower was $13.6 million.

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

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale and can be used to collateralize Federal Home Loan Bank of New York (FHLB) borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2018, our securities had a fair value of  $145.7 million, and consisted primarily of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

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

We are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2018.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, two financial institutions and the Federal Reserve Bank discount window. Although we do not utilize borrowings as a significant funding source, we have from time to time utilized advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2018, we had $115.0 million of available borrowing capacity with the FHLB. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $24.2 million. The other borrowing lines are maintained primarily for contingency funding sources. No amounts were outstanding on any of the aforementioned lines as of December 31, 2018.

Personnel

As of December 31, 2018, we had 74 full-time employees, none of whom are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

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

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act (i) created the Consumer Financial Protection Bureau as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, such as Esquire Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the Consumer Financial Protection Bureau); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which general prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds and (ix) contained a number of reforms related to mortgage originations.

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

Esquire Bank, National Association

Loans and Investments

National banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, 1-4 family residential mortgages or consumer loans. Aggregate loans by a national bank to any single borrower or group of related borrowers are generally limited to 15% of Esquire Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.

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

Federal Deposit Insurance

Deposit accounts at Esquire Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”). Effective July 22, 2010, the Dodd-Frank Act permanently raised the deposit insurance available on all deposit accounts to $250,000 with a retroactive effective date of January 1, 2008.

Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points of total assets less tangible equity. The Dodd-Frank Act specified that institutions with greater than $10 billion of assets be required to bear the burden of raising the DIF reserve ratio from 1.15% to 1.35%.  Such institutions were subject to a surcharge beginning July 1, 2016 to that end.  The FDIC announced that the 1.35% reserve ratio had been met as of September 30, 2018.  Institutions of less than $10 billion of assets, such as Esquire Bank, will receive a credit for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, effective when the ratio reaches 1.38%.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, through the FDIC as collection agent, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The final bonds issued by the FICO are due to mature in September 2019.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies issued a proposed rule in November 2018 that would set the community bank leverage ratio at 9%.

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

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the new capital standards. The various categories now incorporate the newly adopted common equity Tier 1 capital requirement, an increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged). Pursuant to the proposed rule referenced earlier, an institution that meets the “community bank leverage ratio” and elects that regulatory capital framework would be considered “well capitalized.”

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

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain 1-4 family residential mortgages a bank’s loans to its executive officers, may not exceed the greater of  $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser or $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Reserve System

Under FRB regulations, Esquire Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts, including checking and NOW accounts. The regulations currently require that reserves of 3% be maintained against aggregate transaction accounts over $16.3 million and 10% against that portion of total transaction accounts in excess of  $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB.

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

Holding Company Regulation

The Company, as a bank holding company controlling Esquire Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by, required to submit reports to the FRB and is required to comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank. The FRB has historically imposed consolidated capital adequacy guidelines for bank holding structured similar, but not identical, to those of the OCC for national banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. However, the FRB exempts from the consolidated capital requirements bank holding companies that are below a specified asset size, unless otherwise directed in specific cases.  Legislation in 2018 raised the asset threshold for the exemption from $1 billion to $3 billion.  Consequently, the Company is not currently subject to the consolidated holding company capital requirements.

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

A bank holding company is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. Such notice and approval is not required for a bank holding company that meets certain qualitative criteria. However, FRB guidance generally provides for bank holding company consultation with Federal Reserve Bank staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, regardless of whether a formal written notice is required. Moreover, the Federal Reserve staff is interpreting the capital regulations as requiring a bank holding company to secure Federal Reserve approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

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

We have only been in existence since 2006, and in 2016, 2017 and 2018, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our limited operating history and recent accelerated growth, in particular in our merchant services business, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

Because we intend to continue to increase our commercial loans, our credit risk may increase.

At December 31, 2018, our commercial loans totaled $191.8 million, or 41.1% of our total loans, including $176.6 million of Commercial Attorney-Related Loans, which represented 92.1% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and post-settlement commercial and other commercial attorney-related loans. These loans generally have more risk than 1 – 4 family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Attorney-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Attorney-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions and the timing of the overall judicial process. In our experience, an average case can take two to four years to litigate. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Attorney-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family residential mortgage loan or a commercial real estate loan.

Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as 1-4 family residential loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

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

At December 31, 2018, we had $136.5 million of multifamily loans and $33.1 million of commercial real estate loans. Multifamily and commercial real estate loans represented 36.3% of our total loan portfolio at December 31, 2018. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1-4 family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1-4 family residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We expect to increase our originations of consumer loans, including post-settlement consumer and structured settlement loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2018, our consumer loans totaled $43.7 million, or 9.3% of our total loan portfolio, of which $33.6 million, or 76.9%, were post-settlement consumer loans and $1.1 million, or 2.6%, were structured settlement loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than 1 – 4 family residential loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Attorney-Related Loans, which consist of post-settlement consumer and structured settlement loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Additionally, we have a concentration in NFL loans which totaled $27.9 million or 83.2% of our total post-settlement loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our originations of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.

Potential fraud by our post settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program could increase our actual loan losses which would decrease earnings.

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found which was in response to allegations of fraudulent claims.  We believe that the additional administration process will extend the duration of our assets longer than originally anticipated when originated which may increase our credit risk.  Although, we have not encountered any such wrongdoing within our portfolio, if it is determined that any of our NFL loan customers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank for the related loan, we may experience credit losses, which could have an adverse effect on our operating results. We have ceased the NFL loan origination program as of December 2017 and our total NFL consumer loan exposure as of December 31, 2018 is approximately $23.0 million.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, 1-4 family residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2018, 67.5% of our loan portfolio was in New York and our loan portfolio had concentrations of 55.0% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

We are led by a management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Additionally, we rely heavily on our directors’ and our advisory board members’ extensive business and personal contacts and relationships to help establish and maintain our customer base. Accordingly, our success depends in large part on the performance of our key officers and directors, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of identifying key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees or directors and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term business and customer relationships and the difficulty of finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations. On August 10, 2018, our Executive Chairman, Dennis Shields, passed away. Through appropriate succession planning and leadership of our Board of Directors and executive management team, the operations of the Company were not impacted.

Our merchants or ISOs may be unable to satisfy obligations for which we may ultimately be liable.

We are subject to the risk of our merchants or ISOs being unable to satisfy obligations for which we may ultimately be liable. If we are unable to collect amounts due from a merchant or ISO because of insolvency or other reasons, we may bear the loss for those full amounts. We manage our credit risk and attempt to mitigate our risk by obtaining cash reserves, both from merchants and ISOs, and through other contractual remedies. It is possible, however, that a default on such obligations by one or more of our ISOs or merchants, could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2018, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.20%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. We had no non-performing loans at December 31, 2018. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

The FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become non-performing or delinquent loans, or whether we will have any non-performing or delinquent loans that will adversely affect our future performance. At December 31, 2018, the average age of our loans was 4.62 years, 2.98 years, 3.39 years, 2.11 years, 3.13 years and 1.62 years for our 1 – 4 family residential loans, multifamily loans, commercial real estate loans, construction loans, commercial loans and consumer loans, respectively. At December 31, 2018, the average age of our loan portfolio was 2.66 years.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our stockholders’ equity.

Our debt securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securities Portfolio.”

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

Our ten largest deposit clients account for 23.5% of our total deposits.

As of December 31, 2018, our ten largest bank depositors accounted for, in the aggregate, 23.5% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

As a bank holding company, the sources of funds available to us are limited.

Any future constraints on liquidity at the holding company level could impair our ability to declare and pay dividends or repurchase our common stock. In some instances, notice to, or approval from, the FRB may be required prior to our declaration or payment of dividends or repurchase of common stock. Further, our operations are primarily conducted by our subsidiary, Esquire Bank, which is subject to significant regulation. Federal banking laws restrict the payment of dividends by banks to their holding companies, and Esquire Bank will be subject to these restrictions in paying dividends to us. Because our ability to receive dividends or loans from Esquire Bank is restricted, our ability to pay dividends to our stockholders and repurchase our common stock is also restricted.

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

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do. As a result of our size, at December 31, 2018, our legal lending limit was $13.6 million. Our lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us. We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

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

As a member institution of the FDIC, our subsidiary, Esquire Bank, is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the FDIC’s DIF to attain a 1.35% reserve ratio by September 30, 2020, however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. As a result of this requirement, Esquire Bank could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.    Properties

At December 31, 2018, we conducted business through our corporate headquarters in Jericho, New York (Nassau County), one full service branch in Garden City, New York, and one administrative office in Boca Raton, Florida. All the current locations and our new headquarters are leased properties. At December 31, 2018, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $2.7 million.

In March 2019, we closed our Garden City, New York branch and opened our Jericho, New York branch. We have no current plans to expand our branch network as we believe we are positioned to further develop our primary markets through the use of technology with limited traditional branch offices.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2018, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of February 26, 2019 was 929. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

We have not historically declared or paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

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

The following table summarizes information as of December 31, 2018 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	919,175	$13.39	54,562
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	919,175	$13.39	54,562

In October 2018, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (the “SEC). While the Company has no current plans to issue securities under the new registration statement, the Company believes it will provide more timely and efficient access to the capital markets if the Company decides to issue securities in the future. The Company also believes the registration statement will provide increased financial flexibility and streamline the offering process for general corporate purposes and possible strategic and other opportunities that may require additional capital. Under the registration statement, the Company may from time to time issue various types of securities, including common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, units and subscription rights, or any combination of such securities, up to an aggregate amount of $75.0 million, through one or more methods of distribution. The terms of any offering under the registration statement will be established at the time of such offering and will be made solely by means of a prospectus and an accompanying prospectus supplement relating to that offering.

In January 2019, the board of directors approved a stock repurchase program which authorized the repurchase of up to 300,000 shares of its common stock, or approximately 4.0% of its outstanding shares. There is no expiration for the stock repurchase plan. No shares have been repurchased as of February 28, 2019.

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

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$663,899	$533,557	$424,833	$352,650	$330,690
Cash and cash equivalents	30,562	43,077	42,993	33,154	71,891
Securities available-for-sale	145,698	128,758	92,645	84,239	70,925
Loans, net	462,472	344,714	275,165	221,720	170,512
Securities, restricted, at cost	2,583	2,183	1,649	1,430	237
Deposits	568,421	448,494	370,788	301,687	290,774
Secured borrowings	89	278	371	381	391
Total stockholders’ equity	92,774	83,383	52,186	49,425	38,542

Income Statement Data:
Interest income	$28,951	$20,394	$16,168	$12,451	$10,714
Interest expense	1,212	538	511	457	466
Net interest income	27,739	19,856	15,657	11,994	10,248
Provision for loan losses	1,375	905	595	930	300
Net interest income after provision for loan losses	26,364	18,951	15,062	11,064	9,948
Noninterest income	7,855	5,516	4,125	2,943	1,765
Noninterest expense	22,295	17,433	14,599	12,171	11,262
Income before income tax expense	11,924	7,034	4,588	1,836	451
Income tax expense	3,190	3,390	1,766	664	410
Net income	8,734	3,644	2,822	1,172	41
Less: Preferred stock dividends	—	—	—	—	—
Net income available to common stockholders	$8,734	$3,644	$2,822	$1,172	$41

Per Share Data:
Earnings per common share:
Basic	$1.18	$0.59	$0.56	$0.25	$0.01
Diluted	$1.13	$0.58	$0.55	$0.25	$0.01
Book value per common share(1)	$12.32	$11.38	$10.29	$9.72	$8.98
Tangible book value per common share(2)	$12.32	$11.38	$10.29	$9.72	$8.98

Selected Performance Ratios:
Return on average assets	1.45%	0.80%	0.74%	0.36%	0.01%
Return on average common equity	10.12%	5.38%	5.48%	2.77%	0.13%
Interest rate spread	4.56%	4.33%	4.15%	3.64%	3.76%
Net interest margin	4.73%	4.43%	4.25%	3.74%	3.86%
Efficiency ratio(3)	59.34%	68.71%	73.82%	81.48%	94.94%
Average interest earning assets to average interest bearing liabilities	182.23%	181.75%	167.13%	170.76%	154.28%
Average equity to average assets	14.37%	14.93%	13.87%	13.42%	11.31%

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Asset Quality Ratios:
Allowance for loan losses to total loans	1.20%	1.22%	1.23%	1.25%	1.25%
Allowance for loan losses to nonperforming loans(4)	N/A	N/A	N/A	N/A	N/A
Net charge-offs (recoveries) to average outstanding loans	0.00%	0.02%	(0.01)%	0.16%	0.00%
Nonperforming loans to total loans(4)	0.00%	0.00%	0.00%	0.00%	0.00%
Nonperforming loans to total assets(4)	0.00%	0.00%	0.00%	0.00%	0.00%
Nonperforming assets to total assets(5)	0.00%	0.00%	0.00%	0.00%	0.00%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	18.70%	18.47%	17.25%	17.06%	18.54%
Tier 1 capital to risk weighted assets	17.54%	17.32%	16.09%	15.91%	17.40%
Tier 1 common equity to risk weighted assets(6)	17.54%	17.32%	16.09%	15.91%	N/A
Tier 1 Leverage capital ratio	13.26%	12.82%	11.63%	11.90%	10.06%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	74	61	52	43	42

(1)

For purposes of computing book value per common share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0, $0, $720, $1,697 and $1,842 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per common share is the same as book value per common share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include non-accrual loans, loans past due 90 days and still accruing interest and loans modified under troubled debt restructurings.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.
(6)

Tier 1 common equity to risk-weighted assets ratio is required under the Basel III Final Rules which became effective for Esquire Bank on January 1, 2015. Accordingly, this ratio is shown as not applicable (“N/A”) for periods prior to January 1, 2015.

Non-GAAP Financial Measure Reconciliation

The efficiency ratio is a non-GAAP measure of expense control relative to recurring revenue. We calculate the efficiency ratio by dividing total noninterest expenses excluding non-recurring items by the sum of total net interest income and total noninterest income as determined under GAAP, but excluding net gains on securities from this calculation and other non-recurring income sources, if applicable, which we refer to below as recurring revenue. We believe that this provides one reasonable measure of recurring expenses relative to recurring revenue.

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Efficiency Ratio
Net interest income	$27,739	$19,856	$15,657	$11,994	$10,248
Noninterest income	7,855	5,516	4,125	2,943	1,765
Less net gains on sales of securities	-	-	6	-	151
Recurring revenue	$35,594	$25,372	$19,776	$14,937	$11,862

Total noninterest expense	$22,295	$17,433	$14,599	$12,171	$11,262
Less: compensation charge(1)	1,173	-	-	-	-
Recurring noninterest expense	$21,122	$17,433	$14,599	$12,171	$11,262

Efficiency ratio	59.34%	68.71%	73.82%	81.48%	94.94%

(1) Figure represents a $1.2 million one-time charge (pretax) related to the passing of the Company’s former Executive Chairman, Dennis Shields in August 2018.

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

The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The determination of the economic factors is a qualitative assessment that involves significant management judgment.

We have identified the following loan segments: Commercial Real Estate, Multifamily, Construction, Commercial, 1 – 4 Family Residential and Consumer. The risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Commercial Real Estate and Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off. The remainder of the loan portfolio is comprised of commercial and consumer loans. The primary risks associated with the commercial loans are the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with 1-4 family residential real estate and consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the bank must take possession of the collateral.

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

We have taken advantage of some of the reduced regulatory and reporting requirements that are available to it so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2018 and 2017

Assets.  Our total assets were $663.9 million at December 31, 2018, an increase of  $130.3 million from $533.6 million at December 31, 2017. The increase was primarily due to growth in our loan and securities portfolio.

Loan Portfolio Analysis.  At December 31, 2018, net loans were $462.5 million, or 69.7% of total assets, compared to $344.7 million, or 64.6% of total assets, at December 31, 2017. Commercial loans increased $55.4 million, or 40.6%, to $191.8 million at December 31, 2018 from $136.4 million at December 31, 2017. Multifamily loans increased $38.1 million, or 38.7%, to $136.5 million at December 31, 2018 from $98.4 million at December 31, 2017. Consumer loans increased $11.8 million or 37.0%, to $43.7 million at December 31, 2018 from $31.9 million at December 31, 2017. 1‑4 family residential loans increased $4.5 million, or 8.7%, to $56.0 million at December 31, 2018 from $51.6 million at

December 31, 2017. Construction loans increased $874,000, or 17.3%, to $5.9 million at December 31, 2018 from $5.0 million at December 31, 2017. Commercial real estate loans increased $8.4 million, or 33.9%, to $33.1 million at December 31, 2018 from $24.8 million at December 31, 2017.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1 – 4 family residential	$56,043	12.00%	$51,556	14.81%	$49,597	17.88%
Multifamily	136,537	29.23	98,432	28.28	83,410	30.06
Commercial real estate	33,145	7.10	24,761	7.11	22,198	8.00
Construction	5,921	1.26	5,047	1.45	5,610	2.02
Total real estate	231,646	49.59	179,796	51.65	160,815	57.96
Commercial	191,828	41.06	136,412	39.19	106,064	38.23
Consumer	43,675	9.35	31,881	9.16	10,571	3.81
Total Loans	$467,149	100.00%	$348,089	100.00%	$277,450	100.00%
Allowance for loan losses	(5,629)		(4,264)		(3,413)
Deferred loan costs and unearned premiums, net	952		889		1,128
Loans, net	$462,472		$344,714		$275,165

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1 – 4 family residential	$28,531	12.77%	$23,072	13.44%
Multifamily	71,184	31.86	58,578	34.11
Commercial real estate	21,272	9.52	13,776	8.02
Construction	5,297	2.38	1,105	0.64
Total real estate	126,284	56.53	96,531	56.21
Commercial	83,563	37.40	65,643	38.22
Consumer	13,556	6.07	9,556	5.57
Total Loans	$223,403	100.00%	$171,730	100.00%
Allowance for loan losses	(2,799)		(2,165)
Deferred loan costs and unearnerd premiums, net	1,116		947
Loans, net	$221,720		$170,512

The following table sets forth the composition of our Attorney-Related Loan portfolio by type of loan at the dates indicated.

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$112,742	53.3%	$96,070	62.1%	$63,251	63.5%
Case cost lines of credit	37,054	17.6	24,446	15.8	21,132	21.2
Term loans	26,851	12.7	7,082	4.6	9,675	9.7
Post-settlement commercial and other commercial attorney-related loans	—	—	68	0.0	894	0.9
Total Commercial Attorney-Related	176,647	83.6	127,666	82.5	94,952	95.3
Consumer Attorney-Related:
Post-settlement consumer loans	33,576	15.9	25,731	16.6	3,078	3.1
Structured settlement loans	1,137	0.5	1,421	0.9	1,632	1.6
Total Consumer Attorney-Related	34,713	16.4	27,152	17.5	4,710	4.7
Total Attorney-Related Loans	$211,360	100.0%	$154,818	100.0%	$99,662	100.0%

The majority of the growth in the portfolio from December 31, 2017 was in our Attorney-Related loans. At December 31, 2018, our Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $211.4 million, or 45.2% of our total loan portfolio, compared to $154.8 million at December 31, 2017.

Loan Maturity.  The following table sets forth certain information at December 31, 2018 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	1 – 4 Family		Commercial
December 31, 2018	Residential	Multifamily	Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$13,391	$22,156	$1,115	$5,921	$155,060	$21,156	$218,799
More than one to five years	34,150	71,222	24,937	—	34,768	22,391	187,468
More than five to ten years	6,149	36,892	6,652	—	2,000	128	51,821
More than ten years	2,353	6,267	441	—	—	—	9,061
Total	$56,043	$136,537	$33,145	$5,921	$191,828	$43,675	$467,149

The following table sets forth fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate
1 – 4 family residential	$38,530	$4,122	$42,652
Multifamily	91,371	23,010	114,381
Commercial real estate	17,868	14,162	32,030
Construction	—	—	—
Commercial	290	36,478	36,768
Consumer	22,319	200	22,519
Total	$170,378	$77,972	$248,350

At December 31, 2018, $31.5 million, or 13.1% of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2018			At December 31, 2017			At December 31, 2016
	30 – 59	60 – 89	90 Days	30 – 59	60 –89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past	Past	Past	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due	Due	Due	Due
(Dollars in thousands)
1 – 4 family residential	$—	$—	$—	$—	$—	$—	$203	$—	$—
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	40	—	—	—	—	—	—	—
Total	$—	$40	$—	$—	$—	$—	$203	$—	$—

	At December 31, 2015			At December 31, 2014
	30 – 59	60 – 89	90 Days	30 – 59	60 – 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
(Dollars in thousands)
1 – 4 family residential	$—	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	2,100	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2,100	$—

Non-performing Assets.

Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for economic or legal reasons related to the borrower’s financial difficulties, for which we grant a concession to the borrower that we would not consider otherwise. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2018, we did not have any accruing loans past due 90 days or greater or troubled debt restructurings. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

At December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands)
Non-accrual loans:
1 – 4 family residential	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accrual loans	$—	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Loans past due 90 days and still accruing	—	—	—	—	—
Troubled debt restructurings	—	—	—	—	—
Total nonperforming assets	$—	$—	$—	$—	$—

Total loans(1)	$468,101	$348,978	$278,578	$224,519	$172,677
Total assets	$663,899	$533,557	$424,833	$352,650	$330,690
Total non-accrual loans to total loans	—%	—%	—%	—%	—%
Total non-performing assets to total assets	—%	—%	—%	—%	—%

(1)	Loans are presented before the allowance for loan losses and include net deferred costs and unearned premiums.

Allowance for Loan Losses.

Please see “— Critical Accounting Policies — Allowance for Loan Losses” for additional discussion of our allowance policy.

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the Consolidated Statements of Financial Condition reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the years ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$4,264	$3,413	$2,799	$2,165	$1,865
Provision for loan losses	1,375	905	595	930	300

Charge-offs:
1 – 4 family residential	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	14	—	296	—
Consumer	10	40	7	—	—
Total charge-offs	10	54	7	296	—

Recoveries:
1 – 4 family residential	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	26	—	—
Consumer	—	—	—	—	—
Total recoveries	—	—	26	—	—
Allowance at end of year	$5,629	$4,264	$3,413	$2,799	$2,165
Nonperforming loans at end of period	$—	$—	$—	$—	$—
Total loans outstanding at end of period(1)	$468,101	$348,978	$278,578	$224,519	$172,677
Average loans outstanding during the period(1)	$398,614	$305,339	$248,068	$187,317	$147,330
Allowance for loan losses to non-performing loans	N/A	N/A	N/A	N/A	N/A
Allowance for loan losses to total loans at end of the period(1)	1.20%	1.22%	1.23%	1.25%	1.25%
Net charge-offs to average loans outstanding during the period	0.00%	0.02%	(0.01)%	0.16%	—%

(1)	Loans are presented before the allowance for loan losses and include net deferred costs and unearned premiums.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2018		2017		2016
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
	Allowance	Category to	Allowance	Category	Allowance	Category
	for Loan	Total	for Loan	to Total	for Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)
1 – 4 family residential	$407	12.00%	$382	14.81%	$360	17.88%
Multifamily	952	29.23	713	28.28	621	30.06
Commercial real estate	357	7.10	266	7.11	238	8.00
Construction	149	1.26	127	1.45	141	2.02
Commercial	3,110	41.06	2,272	39.19	1,934	38.23
Consumer	654	9.35	504	9.16	119	3.81
Total allocated allowance	$5,629	100.00%	$4,264	100.00%	$3,413	100.00%

	At December 31,
	2015		2014
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category
	for Loan	Total	for Loan	to Total
	Losses	Loans	Losses	Loans
	(Dollars in thousands)
1 – 4 family residential	$213	12.77%	$162	13.44%
Multifamily	533	31.86	528	34.11
Commercial real estate	230	9.52	97	8.02
Construction	134	2.38	27	0.65
Commercial	1,536	37.40	1,222	38.22
Consumer	153	6.07	129	5.56
Total allocated allowance	$2,799	100.00%	$2,165	100.00%

The allowance for loan losses as a percentage of loans was 1.20% and 1.22% as of December 31, 2018 and 2017, respectively. Loans rated special mention decreased to $9.2 million as of December 31, 2018 from $9.8 million at December 31, 2017. In addition, the Company had one performing substandard loan of $180,000 at December 31, 2018. The decline in the allowance as a percentage of loans is due to seasoning of the loan portfolio with continued minimal losses and improvements in the experience and depth of lending management.

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

We had no impaired loans at December 31, 2018 and December 31, 2017.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with our loan policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Debt Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government agency debentures	$—	$—	$—	$—	$—	$—
Mortgage backed securities-agency	27,384	26,675	20,082	19,803	16,417	16,012
Collateralized mortgage obligations-agency	121,913	119,023	110,590	108,955	77,677	76,633
Total	$149,297	$145,698	$130,672	$128,758	$94,094	$92,645

At December 31, 2018 and December 31, 2017, we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity.

We review the investment portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment (OTTI), we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2018 and December 31, 2017, securities in unrealized loss positions were issuances from government sponsored entities. The decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality and because we do not have the intent to sell the securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2018 and 2017.

No impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2018, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made, as the amount of tax free interest earning assets is immaterial.

	At December 31, 2018
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Government agency debentures	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage backed securities-agency	—	—	—	—	6,560	2.69	20,824	2.61	27,384	2.63
Collateralized mortgage obligations-agency	—	—	—	—	—	—	121,913	2.55	121,913	2.55
Total securities available-for-sale	$—	—%	$—	—%	$6,560	2.69%	$142,737	2.29%	$149,297	2.56%

Deposits

Total deposits increased $119.9 million, or 26.7%, to $568.4 million at December 31, 2018 from $448.5 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $548.0 million at December 31, 2018, or 96.4% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	For the Year Ended December 31, 2018
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Demand	$188,911	37.05%	0.00%
Savings, NOW and Money Market	293,936	57.65%	0.31%
Time	27,014	5.30%	1.02%
Total deposits	$509,861	100.00%	0.23%

	For the Years Ended December 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Demand	$139,674	36.19%	0.00%	$105,036	32.29%	0.00%
Savings, NOW and Money Market	221,997	57.52%	0.19%	203,185	62.47%	0.20%
Time	24,299	6.29%	0.38%	17,041	5.24%	0.42%
Total deposits	$385,970	100.00%	0.19%	$325,262	100.00%	0.15%

As of December 31, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $18.1 million. The following table sets forth the maturity of these certificates as of December 31, 2018.

At
December 31, 2018
(In thousands)
Maturing period:
Three months or less	$1,397
Over three months through six months	200
Over six months through twelve months	15,748
Over twelve months	733
Total certificates greater than or equal to $100,000	$18,078

Borrowings

At December 31, 2018, we had the ability to borrow a total of  $115.0 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $24.2 million. At December 31, 2018, we also had lines of credit with two other financial institutions totaling $7.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2018.

Stockholders’ Equity

Total stockholders’ equity increased $9.4 million, or 11.3%, to $92.8 million at December 31, 2018, from $83.4 million at December 31, 2017. The increase for the year ended December 31, 2018 was primarily due to the increase in net income and amortization of share based compensation offset by unrealized losses on our available-for-sale portfolio.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2018, 2017 and 2016. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made.

	For the Years Ended December 31,
	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans	$398,614	$24,375	6.11%	$305,339	$17,554	5.75%	$248,068	$14,071	5.67%
Securities, includes restricted stock	150,668	3,945	2.62%	108,497	2,549	2.35%	87,830	1,964	2.24%
Interest earning cash	36,898	631	1.71%	34,346	291	0.85%	32,849	133	0.40%
Total interest earning assets	586,180	28,951	4.94%	448,182	20,394	4.55%	368,747	16,168	4.38%

NON-INTEREST EARNING ASSETS	14,233			8,132			10,650

TOTAL AVERAGE ASSETS	$600,413			$456,314			$379,397

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$293,936	$908	0.31%	$221,997	$424	0.19%	$203,185	$414	0.20%
Time deposits	27,014	275	1.02%	24,299	93	0.38%	17,041	72	0.42%
Total deposits	320,950	1,183	0.37%	246,296	517	0.21%	220,226	486	0.22%
Short-term borrowings	478	12	2.51%	2	—	—%	29	—	—%
Secured borrowings	246	17	6.91%	296	21	7.09%	376	25	6.65%
Total interest-bearing liabilities	321,674	1,212	0.38%	246,594	538	0.22%	220,631	511	0.23%

NON-INTEREST BEARING LIABILITIES
Demand deposits	188,911			139,674			105,036
Other liabilities	3,536			1,908			1,094
Total non-interest bearing liabilities	192,447			141,582			106,130
Stockholders' equity	86,292			68,138			52,636

TOTAL AVG. LIABILITIES AND EQUITY	$600,413			$456,314			$379,397
Net interest income		$27,739			$19,856			$15,657
Net interest spread			4.56%			4.33%			4.15%
Net interest margin			4.73%			4.43%			4.25%

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

	For the Years Ended
	December 31,
	2018 vs. 2017
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$5,645	$1,176	$6,821
Securities, includes restricted stock	1,078	318	1,396
Interest earning cash	23	317	340
Total interest income	6,746	1,811	8,557

Interest paid on:
Savings, NOW, Money Markets	167	317	484
Time deposits	11	171	182
Total deposits	178	488	666
Short-term borrowings	12	—	12
Secured borrowings	(3)	(1)	(4)
Total interest expense	187	487	674
Change in net interest income	$6,559	$1,324	$7,883

	For the Years Ended
	December 31,
	2017 vs. 2016
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$3,290	$193	$3,483
Securities, includes restricted stock	481	104	585
Interest earning cash	6	152	158
Total interest income	3,777	449	4,226

Interest paid on:
Savings, NOW, Money Markets	37	(27)	10
Time deposits	28	(7)	21
Total deposits	65	(34)	31
Short-term borrowings	—	—	—
Secured borrowings	(7)	3	(4)
Total interest expense	58	(31)	27
Change in net interest income	$3,719	$480	$4,199

Results of Operations for the Years Ended December 31, 2018 and 2017

General.  Net income increased $5.1 million or 139.7%, to $8.7 million for the year ended December 31, 2018 from $3.6 million for the year ended December 31, 2017. The increase resulted from a $7.9 million increase in net interest income and a $2.3 million increase in noninterest income, which were partially offset by a $4.9 million increase in noninterest expense.

Interest Income.  Interest income increased $8.6 million or 42.0%, to $29.0 million for the year ended December 31, 2018 from $20.4 million for the year ended December 31, 2017. This was attributable to an increase in the average balance of loans, which increased $93.3 million, or 30.5%, to $398.6 million for the year ended December 31, 2018 from $305.3 million for the year ended December 31, 2017.

Interest Expense.  Interest expense increased $674,000, or 125.3%, to $1.2 million for the year ended December 31, 2018 from $538,000 for the year ended December 31, 2017, primarily attributable to an increase in average balance of interest-bearing deposits and an increase in average rate. Interest rates we paid on interest bearing deposits increased 16 basis points to 0.37% for the year ended December 31, 2018 from 0.21% for the year ended December 31, 2017. Our average balance of interest bearing deposits increased $74.7 million, or 30.3%, to $321.0 million for the year ended December 31, 2018 from $246.3 million for the year ended December 31, 2017.

Net Interest Income.  Net interest income increased $7.9 million, or 39.7%, to $27.7 million for the year ended December 31, 2018 from $19.9 million for the year ended December 31, 2017. Our net interest margin widened 30 basis points to 4.73% for the year ended December 31, 2018 from 4.43% for the year ended December 31, 2017. Our net interest spread increased 23 basis points to 4.56% for the year ended December 31, 2018 from 4.33% for the year ended December 31, 2017.

Provision for Loan Losses.  Our provision for loan losses was $1.4 million for the year ended December 31, 2018 compared to $905,000 for the year ended December 31, 2017. The increase from prior year was primarily related to growth in the loan portfolio. The provisions recorded resulted in an allowance for loan losses of  $5.6 million, or 1.20% of total loans at December 31, 2018, compared to $4.3 million, or 1.22% of total loans at December 31, 2017.

Noninterest Income.  Noninterest income information is as follows:

	For the Years Ended
	December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$4,961	$3,322	$1,639	49.3%
Customer related fees and service charges	2,894	2,194	700	31.9
Total noninterest income	$7,855	$5,516	$2,339	42.4%

Merchant processing income increased due to growth in our platform with average monthly volumes increasing 87.6% to $596.7 million for 2018 compared to $318.1 million for 2017. Customer related fees and charges have increased due to increases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Years Ended
	December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$13,039	$10,072	$2,967	29.5%
Occupancy and equipment	1,736	1,557	179	11.5
Professional and consulting services	2,589	1,902	687	36.1
FDIC and regulatory assessments	321	256	65	25.4
Advertising and marketing	524	485	39	8.0
Travel and business relations	504	428	76	17.8
Data processing	1,896	1,709	187	10.9
Other operating expenses	1,686	1,024	662	64.6
Total noninterest expense	$22,295	$17,433	$4,862	27.9%

Employee compensation and benefits increased for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to a one-time compensation related charge of $1.2 million for the passing of our Executive Chairman, new hires to support continued growth and technology efforts and increases in base salary and bonus pay. The increase in professional and consulting services was due primarily to the filing of our shelf registration statement and costs associated with the introduction of new products and services as we continue to grow. The increase in other expenses was due primarily to increases in employee search firm fees for new hires and other costs associated with being a public company.

Income Tax Expense.  We recorded an income tax expense of  $3.2 million for the year ended December 31, 2018, reflecting an effective tax rate of 26.8%, compared to $3.4 million, or 48.2%, for the year ended December 31, 2017. The decrease was driven by the December 2017 Tax Cuts and Jobs Act which adversely effected the effective tax rate in 2017 due to the re-measurement of the net deferred tax asset resulting in additional tax expense of $683,000.

Results of Operations for the Years Ended December 31, 2017 and 2016

General.  Net income increased $822,000, or 29.1%, to $3.6 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016. The increase resulted from a $4.2 million increase in net interest income and a $1.4 million increase in noninterest income, which were partially offset by a $2.8 million increase in noninterest expense.

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

Interest Expense.  Interest expense increased $27,000, or 5.3%, to $538,000 for the year ended December 31, 2017 from $511,000 for the year ended December 31, 2016, caused by an increase in average-interest bearing deposits. The average rate we paid on interest bearing deposits decreased 1 basis point to 0.21% for the year ended December 31, 2017 from 0.22% for the year ended December 31, 2016. Our average balance of interest bearing deposits increased $26.1 million, or 11.8%, to $246.3 million for the year ended December 31, 2017 from $220.2 million for the year ended December 31, 2016.

Net Interest Income.  Net interest income increased $4.2 million, or 26.8%, to $19.9 million for the year ended December 31, 2017 from $15.7 million for the year ended December 31, 2016.

Our net interest margin and net interest spread each increased 18 basis points to 4.43% and 4.33%, respectively for the year ended December 31, 2017 from 4.25% and 4.15%, respectively for the year ended December 31, 2016. The increase in the net interest margin was primarily due to a 17 basis point increase in the average yield we earned on interest earning assets. This increase was largely due to growth in higher yielding loans and the impact of rising rates.

Provision for Loan Losses.  Our provision for loan losses was $905,000 for the year ended December 31, 2017 compared to $595,000 for the year ended December 31, 2016. The provisions recorded resulted in an allowance for loan losses of  $4.3 million, or 1.22% of total loans at December 31, 2017, compared to $3.4 million, or 1.23% of total loans at December 31, 2016.

Noninterest Income.  Noninterest income information is as follows:

	For the Years Ended
	December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$3,322	$3,080	$242	7.9%
Customer related fees and service charges	2,194	1,039	1,155	111.2
Gains of sales of securities	—	6	(6)	(100.0)
Total noninterest income	$5,516	$4,125	$1,391	33.7%

Merchant processing income increased significantly due to significant growth in our business. Average monthly volumes increased to $318.1 million for 2017 compared to $302.8 million for 2016. Customer related fees and charges have increased due to increases in administrative service income on off-balance sheet funds as a result of rising rates and higher balances.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Years Ended
	December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$10,072	$8,244	$1,828	22.2%
Occupancy and equipment	1,557	1,604	(47)	(2.9)
Professional and consulting services	1,902	1,642	260	15.8
FDIC and regulatory assessments	256	211	45	21.3
Advertising and marketing	485	430	55	12.8
Travel and business relations	428	324	104	32.1
Data processing	1,709	1,369	340	24.8
Other operating expenses	1,024	775	249	32.1
Total noninterest expense	$17,433	$14,599	$2,834	19.4%

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

Income Tax Expense.  We recorded an income tax expense of  $3.4 million for the year ended December 31, 2017, reflecting an effective tax rate of 48.2%, compared to $1.8 million, or 38.5%, for the year ended December 31, 2016. The increase was driven by the December 2017 Tax Cuts and Jobs Act which adversely effected the effective tax rate in 2017 due to the re-measurement of the net deferred tax asset resulting in additional tax expense of $683,000.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2018 and 2017. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.

	At December 31,
	2018		2017
	Estimated		Estimated
Changes in	12-Months		12-Months
Interest Rates	Net Interest		Net Interest
(Basis Points)	Income	Change	Income	Change
	(Dollars in thousands)
400	$41,391	7,972	$31,412	6,708
300	39,084	5,665	29,386	4,682
200	37,008	3,589	27,513	2,809
100	35,119	1,700	26,040	1,336
0	33,419	—	24,704	—
-100	30,963	(2,456)	22,347	(2,357)
-200	28,016	(5,403)	20,527	(4,177)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2018 and 2017.

	At December 31,
	2018		2017
Changes in	Economic		Economic
Interest Rates	Value of		Value of
(Basis Points)	Equity	Change	Equity	Change
	(Dollars in thousands)
400	$140,870	6,511	$108,330	9,518
300	138,761	4,402	106,190	7,378
200	137,005	2,646	103,804	4,992
100	135,923	1,564	101,889	3,077
0	134,359	—	98,812	—
(100)	125,997	(8,362)	89,975	(8,837)
(200)	111,682	(22,677)	76,118	(22,694)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018 and December 31, 2017, cash and cash equivalents totaled $30.6 million and $43.1 million, respectively.

At December 31, 2018, through pledging of our securities, we had the ability to borrow a total of  $115.0 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of  $24.2 million. At December 31, 2018, we also had 7.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2018.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. At December 31, 2018 and December 31, 2017, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At December 31, 2018, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2018
Total Risk-based Capital Ratio
Bank	10.00%	9.88%	18.70%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.88%	17.54%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	6.38%	17.54%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.26%

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2017
Total Risk-based Capital Ratio
Bank	10.00%	9.25%	18.47%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.25%	17.32%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	5.75%	17.32%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.82%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2018.

	Contractual Maturities as of December 31, 2018

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$528	$1,028	$1,059	$1,698	$4,313
Time deposits	19,111	1,306	—	—	20,417
Total	$19,639	$2,334	$1,059	$1,698	$24,730

Off-Balance Sheet Arrangements.  We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

For further information, see Note 11 of the Notes to the Consolidated Financial Statements.

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

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2006.

Livingston, New Jersey

March 14, 2019

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	At December 31,
	2018	2017
ASSETS
Cash and due from banks	$659	$471
Interest earning deposits	29,903	42,606
Total cash and cash equivalents	30,562	43,077

Securities available-for-sale, at fair value	145,698	128,758
Securities, restricted, at cost	2,583	2,183

Loans	468,101	348,978
Less: allowance for loan losses	(5,629)	(4,264)
Loans, net	462,472	344,714
Premises and equipment, net	2,694	2,546
Accrued interest receivable	3,855	2,836
Deferred tax asset, net	3,072	2,241
Other assets	12,963	7,202
Total assets	$663,899	$533,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$212,721	$190,847
Savings, NOW and money market	335,283	230,715
Time	20,417	26,932
Total deposits	568,421	448,494

Secured borrowings	89	278
Accrued expenses and other liabilities	2,615	1,402
Total liabilities	$571,125	$450,174

Commitments and Contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,532,723 shares at December 31, 2018 and 7,326,536 shares at December 31, 2017	75	73
Additional paid-in capital	88,539	86,660
Retained earnings (deficit)	6,774	(1,960)
Accumulated other comprehensive loss	(2,614)	(1,390)
Total stockholders’ equity	92,774	83,383
Total liabilities and stockholders’ equity	$663,899	$533,557

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Interest income:
Loans	$24,375	$17,554	$14,071
Securities	3,945	2,549	1,964
Interest earning deposits and other	631	291	133
Total interest income	28,951	20,394	16,168

Interest expense:
Savings, NOW and money market deposits	908	424	414
Time deposits	275	93	72
Borrowings	29	21	25
Total interest expense	1,212	538	511

Net interest income	27,739	19,856	15,657
Provision for loan losses	1,375	905	595
Net interest income after provision for loan losses	26,364	18,951	15,062

Non-interest income:
Merchant processing income	4,961	3,322	3,080
Customer related fees and service charges	2,894	2,194	1,039
Net gains on securities available-for-sale	—	—	6
Total non-interest income	7,855	5,516	4,125

Non-interest expense:
Employee compensation and benefits	13,039	10,072	8,244
Occupancy and equipment, net	1,736	1,557	1,604
Professional and consulting services	2,589	1,902	1,642
FDIC and regulatory assessments	321	256	211
Advertising and marketing	524	485	430
Travel and business relations	504	428	324
Data processing	1,896	1,709	1,369
Other operating expenses	1,686	1,024	775
Total non-interest expense	22,295	17,433	14,599

Net income before income taxes	11,924	7,034	4,588
Income tax expense	3,190	3,390	1,766

Net income	$8,734	$3,644	$2,822

Earnings per common share
Basic	$1.18	$0.59	$0.56
Diluted	$1.13	$0.58	$0.55

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,

	2018	2017	2016
Net income	$8,734	$3,644	$2,822
Other comprehensive loss:
Unrealized losses arising during the period on securities available-for-sale	(1,685)	(465)	(738)
Reclassification adjustment for net gains included in net income	—	—	6
Tax effect	461	181	282
Total other comprehensive loss	(1,224)	(284)	(450)
Total comprehensive income	$7,510	$3,360	$2,372

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

							Accumulated
					Additional	Retained	other	Total
	Preferred	Common	Preferred	Common	paid-in	earnings	comprehensive	stockholders'
	shares	shares	stock	stock	capital	(deficit)	loss	equity
Balance at January 1, 2016	157,985	4,911,870	$2	$49	$58,456	$(8,648)	$(434)	$49,425
Net income	—	—	—	—	—	2,822	—	2,822
Other comprehensive loss	—	—	—	—	—	—	(450)	(450)
Conversion of preferred stock	(91,000)	91,000	(1)	1	—	—	—	—
Issuance of common stock	—	80	—	—	1	—	—	1
Stock compensation expense	—	—	—	—	388	—	—	388
Balance at December 31, 2016	66,985	5,002,950	$1	$50	$58,845	$(5,826)	$(884)	$52,186
Net income	—	—	—	—	—	3,644	—	3,644
Other comprehensive loss	—	—	—	—	—	—	(284)	(284)
Conversion of preferred stock	(66,985)	66,985	(1)	1	—	—	—	—
Exercise of stock options, net of repurchases	—	101,941	—	1	941	—	—	942
Issuance of common stock, net of issuance costs	—	2,154,660	—	21	26,320	—	—	26,341
Stock compensation expense	—	—	—	—	554	—	—	554
Reclassification due to adoption of ASU 2018-02	—	—	—	—	—	222	(222)	—
Balance at December 31, 2017	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	—	—	—	—	—	8,734	—	8,734
Other comprehensive loss	—	—	—	—	—	—	(1,224)	(1,224)
Exercise of stock options, net of repurchases	—	42,687	—	—	378	—	—	378
Restricted stock grants	—	163,500	—	2	(2)	—	—	—
Stock compensation expense	—	—	—	—	1,503	—	—	1,503
Balance at December 31, 2018	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$92,774

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$8,734	$3,644	$2,822
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	1,375	905	595
Net gains on securities available-for-sale	—	—	(6)
Depreciation	421	411	166
Stock compensation expense	1,503	554	388
Deferred tax (benefit) expense	(370)	1,048	1,521
Net amortization:
Securities	446	403	344
Loans	476	632	421
Changes in other assets and liabilities:
Accrued interest receivable	(1,019)	(1,295)	(123)
Other assets	(3,351)	(2,309)	(202)
Accrued expenses and other liabilities	1,213	(14)	172
Write-offs related to offices closed	—	—	221
Net cash provided by operating activities	9,428	3,979	6,319

Cash flows from investing activities:
Net change in loans	(119,609)	(71,086)	(54,461)
Purchases of securities available-for-sale	(42,482)	(58,503)	(30,235)
Proceeds of sales of securities available-for-sale	—	—	4,068
Principal repayments on securities available-for-sale	23,411	21,522	16,691
Purchase of securities, restricted	(400)	(534)	(453)
Redemption of securities, restricted	—	—	234
Purchase of equity investment without readily determinable fair value	(2,410)	—	—
Other assets	—	—	1,250
Purchases of premises and equipment	(569)	(190)	(2,666)
Net cash used in investing activities	(142,059)	(108,791)	(65,572)

Cash flows from financing activities:
Net increase in deposits	119,927	77,706	69,101
Decrease in secured borrowings	(189)	(93)	(10)
Exercise of stock options	378	942	—
Proceeds from the issuance of common stock, net of issuance costs	—	26,341	1
Net cash provided by financing activities	120,116	104,896	69,092

(Decrease) increase in cash and cash equivalents	(12,515)	84	9,839

Cash and cash equivalents at beginning of the period	43,077	42,993	33,154

Cash and cash equivalents at end of the period	$30,562	$43,077	$42,993

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,203	$535	$508
Taxes	2,675	2,630	234
Noncash disclosures:
Exchange of preferred stock for common stock	—	1	1

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

NOTE 1 — Business and Summary of Significant Accounting Policies

Business

Esquire Financial Holdings, Inc. (the “Company”) is a bank holding company incorporated in Maryland and headquartered in Jericho, New York, with one branch office in Garden City, New York and an administrative office in Boca Raton, Florida.  Its wholly-owned subsidiary, Esquire Bank, National Association (the “Bank”), is a full service commercial bank dedicated to serving the financial needs of the legal industry and small businesses nationally, as well as commercial and retail customers in the New York metropolitan area.

The Bank offers tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners.  Banking products offered for businesses and consumers include checking, savings, money market and time deposits; a wide range of commercial and consumer loans, as well as customary banking services.  These activities, primarily anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations.

The Bank operates a merchant services platform through third party Independent Sales Organizations (“ISOs”).  As an acquiring bank, fees are charged to merchants for the settlement of credit card, debit card and ACH transactions.  The Bank’s revenue from these operational services is presented as merchant processing income on the Consolidated Statement of Income.

The Consolidated Financial Statements include Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A. and are referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Common Stock

On June 30, 2017, we completed our initial public offering (“IPO”) and sold 1,800,000 shares of common stock. We received aggregate net proceeds of approximately $21,741, after deducting underwriting discount and other offering related expenses. On July 20, 2017 we sold 354,580 additional shares of common stock at the public offering price of  $14.00 per share pursuant to the underwriter’s over-allotment options. The net proceeds of the additional shares after deducting the underwriting discount and other offering related expenses was approximately $4,600.

Preferred Stock

In December of 2014, the Company issued 157,985 0.00% Series B Non-Voting Preferred shares at a price of $12.50 per share for proceeds, net of offering costs, of approximately $1,800. The preferred stock did not have a maturity date and was not convertible by the holder, but was convertible on a one for one basis into common stock by us under certain circumstances. In addition, the preferred stock did not have a liquidation preference and had equal rights to receive dividends when dividends are declared on common stock, and thus were considered participating securities. These shares were later exchanged for 157,985 shares of common stock, par value $0.01.  As of December 31, 2017 and 2018, there are no preferred shares outstanding.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

Basis of Presentation and Use of Estimates

The accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates.

Statement of Cash Flows

For purposes of the accompanying statements of cash flows, cash and cash equivalents are defined as the amounts included in the Consolidated Statements of Financial Condition under the captions “Cash and cash equivalents”, with contractual maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions.

Debt Securities

All securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive loss, a component of stockholders’ equity.

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

Non-Accrual

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

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

The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The determination of the economic factors is a qualitative assessment that involves significant management judgment.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

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

Internal-Use Software

Implementation costs with respect to internal-use software is capitalized once the project stage is complete.  Project stage includes determining the performance requirements, strategic decisions related to allocation of resources, determining the technology needed to achieve performance requirements, selection of vendors, and other items.  Costs during the project stage are expensed as incurred.  Once the internal-use software is placed into operation, capitalized software costs are amortized using the straight-line method over 3-5 years.

Securities, Restricted, at Cost

The Bank is a member of the Federal Home Loan Bank (FHLB) system and the Federal Reserve Bank of New York (FRB), and Atlantic Central Banker’s Bank where members are required to own a certain number of shares of stock in order to conduct business with these institutions.  FHLB stock holdings are based on the level of mortgage related assets, borrowings and other factors while FRB stock holding levels are capital based.  These equity investments are carried at cost and classified as restricted securities which are periodically evaluated for impairment based on the ultimate recovery of par value.  Dividends from these equity investments are reported as interest income on the Consolidated Statements of Income.

Loan Commitments

The Company enters into commitments to extend credit to customers to meet their financing needs which are in the form of lines of credit, letters of credit, and loan funding commitments.  The face amount of these financial instruments represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded on balance sheet at cost when funded and presented as loans on the Consolidated Statements of Financial Condition.

Equity Investment Without Readily Determinable Fair Value

In April 2018, the Company purchased a 4.95% interest in Litify LLC, a technology solution to automate and manage a law firm’s business and cases, for a cost of $2,410.   As Litify LLC is a private company, the investment does not have

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. At December 31, 2018, the investment’s carrying amount was $2,410.  Based on our evaluation, we noted no significant adverse changes which would indicate the asset is impaired or any observable price changes as of December 31, 2018. The investment is presented within other assets on the Consolidated Statement of Financial Condition.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense on the Consolidated Statements of Income.

Earnings per Common Share

Basic earnings per common share is net earnings allocated to common stock divided by the weighted average number of common shares outstanding during the period. Any outstanding preferred shares are considered participating securities for computation of basic earnings per common share. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.

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

Compensation expense for restricted stock awards is based on the fair value of the award on the measurement date, which is the date of grant, and the expense is recognized ratably over the service period of the award.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

At December 31, 2018, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

Segment Reporting

The Company’s operations are exclusively in the financial services industry and include the provision of traditional banking services. Management evaluates the performance of the Company based on only one business segment, that of community banking. In the opinion of management, the Company does not have any other reportable segments as defined by Accounting Standards Codification (ASC) Topic 280, “Disclosure about Segments of an Enterprise and Related Information.”

Restrictions on Cash

Cash on hand or on deposit with the FRB is required to meet regulatory reserve and clearing requirements.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications are immaterial and had no effect on prior year net income or stockholders’ equity.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive loss which includes unrealized gains and losses on securities available-for-sale.

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

New Accounting Pronouncements

Accounting Standards Update (ASU) 2014‑09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 was effective for the Company on January 1, 2018. The Company has applied ASU 2014‑09 using

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

the modified retrospective approach to all existing contracts with customers covered under the scope of the standard. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in a cumulative effect adjustment or any presentation changes to the Consolidated Financial Statements. See Note 7 for additional information related to revenue generated from contracts with customers.

On January 5, 2016, the FASB issued ASU 2016‑01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU). Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard was adopted on January 1, 2018 which had no impact on the Company’s operating results or financial condition. However, the Company did enhance its computation of fair value of loans disclosure to comply with the exit price notion as well as implemented the other disclosure requirements as required by the ASU.

On February 25, 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

On adoption, we expect to recognize additional lease liabilities of approximately $3,100 with corresponding ROU assets of the same amount.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts. This ASU will be effective for the Company in fiscal years

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 in the first quarter of 2020 using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company is currently gathering data and has selected a vendor to assist with the implementation of this standard.

Subsequent Events

In January 2019, the board of directors approved a stock repurchase program which authorized the repurchase of up to 300,000 shares of its common stock, or approximately 4.0% of its outstanding shares. There is no expiration for the stock repurchase plan. There have been no shares repurchased as of February 28, 2019.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows at December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
Mortgage-backed securities – agency	$27,384	$15	$(724)	$26,675
Collateralized mortgage obligations (CMO’s) – agency	121,913	32	(2,922)	119,023
Total available-for-sale	$149,297	$47	$(3,646)	$145,698

December 31, 2017
Mortgage-backed securities – agency	$20,082	$12	$(291)	$19,803
Collateralized mortgage obligations (CMO’s) – agency	110,590	13	(1,648)	108,955
Total available-for-sale	$130,672	$25	$(1,939)	$128,758

Mortgage-backed securities included all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2018 and 2017 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2018	2017	2016
Proceeds	$—	$—	$4,068
Gross gains	—	—	6
Gross losses	—	—	—

The tax provision related to the gross gains was $2 for 2016.

At December 31, 2018, securities having a fair value of $120,673 were pledged to the FHLB for borrowing capacity totaling $114,963. At December 31, 2017, securities having a fair value of $108,955 were pledged to the FHLB for borrowing capacity totaling $103,351. At December 31, 2018 and 2017, the Company had no outstanding FHLB advances.

At December 31, 2018, securities having a fair value of $25,025 were pledged to the FRB of New York for borrowing capacity totaling $24,177. At December 31, 2017, securities having a fair value of $19,803 were pledged to FRB of New York for borrowing capacity totaling $19,370. At December 31, 2018 and 2017, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Mortgage-backed securities – agency	$9,528	$(99)	$15,497	$(625)	$25,025	$(724)
CMO’s – agency	19,184	(73)	85,775	(2,849)	104,959	(2,922)
Total temporarily impaired securities	$28,712	$(172)	$101,272	$(3,474)	$129,984	$(3,646)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Mortgage-backed securities – agency	$5,766	$(26)	$12,312	$(265)	$18,078	$(291)
CMO’s – agency	75,056	(685)	28,848	(963)	103,904	(1,648)
Total temporarily impaired securities	$80,822	$(711)	$41,160	$(1,228)	$121,982	$(1,939)

Management reviews the investment portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment (OTTI), management considers many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2018, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates and illiquidity, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2018.

No impairment charges were recorded in 2018, 2017 and 2016.

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2018	2017
1 – 4 family residential	$56,043	$51,556
Commercial	191,828	136,412
Multifamily	136,537	98,432
Commercial real estate	33,145	24,761
Construction	5,921	5,047
Consumer	43,675	31,881
Total Loans	467,149	348,089

Deferred costs and unearned premiums, net	952	889
Allowance for loan losses	(5,629)	(4,264)
Loans, net	$462,472	$344,714

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for loan losses by class for the years ending December 31, 2018, 2017 and 2016:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision for loan losses	25	838	239	91	22	160	1,375
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)
Total ending allowance balance	$407	$3,110	$952	$357	$149	$654	$5,629

December 31, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	22	352	92	28	(14)	425	905
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(14)	—	—	—	(40)	(54)
Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264

December 31, 2016
Allowance for loan losses:
Beginning balance	$213	$1,536	$533	$230	$134	$153	$2,799
Provision (credit) for loan losses	147	372	88	8	7	(27)	595
Recoveries	—	26	—	—	—	—	26
Loans charged-off	—	—	—	—	—	(7)	(7)
Total ending allowance balance	$360	$1,934	$621	$238	$141	$119	$3,413

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2018 and 2017:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	407	3,110	952	357	149	654	5,629

Total ending allowance balance	$407	$3,110	$952	$357	$149	$654	$5,629

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	56,043	191,828	136,537	33,145	5,921	43,675	467,149

Total ending loans balance	$56,043	$191,828	$136,537	$33,145	$5,921	$43,675	$467,149

Recorded investment is not adjusted for accrued interest, unearned premiums or deferred costs.

	1 – 4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2017
Allowance for loan losses:
Ending allowance Balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	382	2,272	713	266	127	504	4,264

Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	51,556	136,412	98,432	24,761	5,047	31,881	348,089

Total ending loans balance	$51,556	$136,412	$98,432	$24,761	$5,047	$31,881	$348,089

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

Non-Performing Loans

Non-performing loans include loans 90 days past due and still accruing and non-accrual loans. At December 31, 2018 and 2017, none of the Company’s loans met these conditions.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and 2017:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2018
1 – 4 family residential	$—	$—	$—	$—	$56,043	$56,043
Commercial	—	—	—	—	191,828	191,828
Multifamily	—	—	—	—	136,537	136,537
Commercial real estate	—	—	—	—	33,145	33,145
Construction	—	—	—	—	5,921	5,921
Consumer	—	40	—	40	43,635	43,675
Total	$—	$40	$—	$40	$467,109	$467,149

			Greater
	30-59	60-89	than 90
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2017
1 – 4 family residential	$—	$—	$—	$—	$51,556	$51,556
Commercial	—	—	—	—	136,412	136,412
Multifamily	—	—	—	—	98,432	98,432
Commercial real estate	—	—	—	—	24,761	24,761
Construction	—	—	—	—	5,047	5,047
Consumer	—	—	—	—	31,881	31,881
Total	$—	$—	$—	$—	$348,089	$348,089

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2018
1 – 4 family residential	$56,043	$—	$—	$—
Commercial	182,482	9,166	180	—
Multifamily	136,537	—	—	—
Commercial real estate	33,145	—	—	—
Construction	5,921	—	—	—
Consumer	43,675	—	—	—
Total	$457,803	$9,166	$180	$—

	Pass	Special Mention	Substandard	Doubtful
December 31, 2017
1 – 4 family residential	$51,556	$—	$—	$—
Commercial	126,577	9,835	—	—
Multifamily	98,432	—	—	—
Commercial real estate	24,761	—	—	—
Construction	5,047	—	—	—
Consumer	31,881	—	—	—
Total	$338,254	$9,835	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For 1-4 family residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at December 31, 2018 and 2017. Furthermore, there were no loan modifications during 2018, 2017 and 2016 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

Loans to principal officers, directors, and their affiliates during 2018 were as follows:

Beginning balance	$6,388
New advances	3,690
Repayments	(1,614)
Ending balance	$8,464

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2018	2017
Leasehold improvements	$1,614	$1,614
Equipment	2,975	2,889
Construction in progress	479	12
	5,068	4,515
Less: accumulated depreciation and amortization	2,374	1,969
Total premises and equipment, net	$2,694	$2,546

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment, net in the statements of income, was $421, $411 and $166 for the periods ended December 31, 2018, 2017 and 2016, respectively.

NOTE 5 — Deposits

As of December 31, 2018, deposits of $568,421, was comprised of core deposit relationships of $548,004 and certificates of deposit of $20,417. Core deposits are defined as all deposits except certificates of deposits which include demand, savings, NOW, and money market deposit accounts.  Our non-interest bearing demand deposits are presented as demand deposits and all core interest bearing deposits are presented as savings, NOW and money market deposits on the Consolidated Statements of Financial Condition.  Certificates of deposit are presented as time deposits on the Consolidated Statements of Financial Condition.

The contractual maturities of certificates of deposit as of December 31, 2018, are as follows:

Total
2019	$19,111
2020	1,306
Total	$20,417

As of December 31, 2018 and 2017, certificates of deposits greater than $250 were $15,281 and $1,008, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2018 and 2017 were $6,191 and $2,125, respectively.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

NOTE 6 — Borrowings

The Company had a secured borrowing of $89 and $278 as of December 31, 2018 and 2017, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2018 and 2017, we had the ability to borrow a total of $114,963 and $103,351, respectively, from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $24,177 and $19,370 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, we also had lines of credit with two other financial institutions totaling $7,500. No amounts were outstanding on any of the aforementioned lines as of December 31, 2018 and 2017.

NOTE 7 — Noninterest Income

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

	For the Years Ended December 31,
	2018	2017
Non-interest income
Customer related fees and service charges
Administrative service income	$2,528	$1,723
Merchant processing income
Merchant services income	4,620	3,032
ACH income	341	290
Other	366	471
Total non-interest income	$7,855	$5,516

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

•

Administrative service income – Administrative service income is derived from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

•

Merchant services income – We provide merchant services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

•

ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACH’s on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.

•

Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2018	2017	2016
Current
Federal expense	$2,761	$1,955	$147
State and city expense	799	387	98
Total current tax expense	3,560	2,342	245

Deferred
Federal (benefit) expense	(257)	444	1,474
State and city (benefit) expense	(113)	604	47
Total deferred tax (benefit) expense	(370)	1,048	1,521
Income tax expense	$3,190	$3,390	$1,766

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% for 2018, 35% for 2017 and 34% for 2016 to its effective tax rate at December 31:

	2018	2017	2016
Federal tax expense at statutory rate	$2,504	$2,462	$1,560
State and local income taxes, net of federal income tax benefit	608	200	97
Incentive stock options	33	117	71
Stock-based compensation excess tax benefit	(60)	(85)	—
Change to deferred tax as a result of tax reform	—	683	—
Other	105	13	38
Income tax expense	$3,190	$3,390	$1,766

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$237	$429
Pre-opening costs	70	92
Stock based compensation	505	130
Allowance for loan loss	1,509	1,044
Fixed assets	—	27
Unrealized loss on securities available-for-sale	985	524
Other	—	145
Total deferred tax assets	3,306	2,391
Deferred tax liabilities:
Fixed assets	(64)	—
Deferred rent	(48)	(37)
Deferred loan fees	(122)	(113)
Total deferred tax liabilities	(234)	(150)
Deferred tax asset, net	$3,072	$2,241

The Company has New York state and city net operating loss carryforwards of $5,369 and $404, respectively, as of December 31, 2018. The net operating losses are available to reduce future taxable income and begin to expire in 2026.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2018 and 2017, will be realized.

On December 22, 2017, H.R.1 commonly known as the Tax Cuts and Jobs Act was signed into law. Among other things, the act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we were required to remeasure, through income tax expense, our deferred tax assets and liabilities using the enacted rates. The remeasurement of our net deferred tax asset resulted in additional income tax expense of  $683 for the year ended December 31, 2017.

The Company does not have any unrecognized tax benefits at December 31, 2018 and 2017, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the consolidated statement of income for the years ended December 31, 2018, 2017 and 2016. The Company is subject to U.S. federal income tax as well as income tax of the state of New York, New York City and Florida. The Company is no longer subject to examination by taxing authorities for years before 2015.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. In 2018 and 2017, the Company matched 100% of employee contributions up to 1% of their salary resulting in

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

total expenses of $47 and $18, respectively. The Company did not match funds in 2016 and therefore had no expense for that year.

Share Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

The Company’s 2007 Stock Option Plan allowed for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2018, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May of 2017 and no new options can be granted from the plan.

The Company’s 2011 Stock Compensation Plan allows for a maximum of 754,607 shares of common stock to be issued. The Company has 4,062 shares available for issuance under the 2011 Stock Compensation Plan as of December 31, 2018.

The Company’s 2017 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. In January 2018, the Company granted 43,500 stock options and 76,500 restricted shares from the 2017 Equity Incentive Plan related to 2017 employee, officer and director compensation. In December 2018, the Company granted 42,500 stock options and 87,000 restricted shares from the 2017 Equity Incentive Plan related to 2018 employee, officer and director compensation.  A total of 50,500 shares remain available for grant under the 2017 Equity Incentive Plan of which 36,500 can be granted as restricted shares.

Under the plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest over three or five years and have ten-year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the plans). Restricted shares are granted at the fair value on the date of grant and typically vest over 6 years with a third vesting after years four, five, and six. Restricted shares have the same voting rights as common stock and nonvested restricted shareholders do not have rights to the accrued dividends until vested.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2018	2017	2016
Risk-Free Interest Rate	2.65%	N/A	1.44%
Expected Term	84 months	N/A	84 months
Expected Stock Price Volatility	20.6%	N/A	24.1%
Dividend Yield	0.00%	N/A	0.0%

Weighted Average Fair Value	$6.43	N/A	$3.61

The following table presents a summary of the activity related to options as of December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
December 31, 2018
Outstanding at beginning of year	880,925	$12.36

Granted	87,500	21.99
Exercised	(47,750)	10.00
Forfeited	(1,500)	19.25

Outstanding at period end	919,175	$13.39	6.77
Vested or expected to vest	919,175	$13.39	6.19
Exercisable at period end	583,811	$12.50	6.27

The Company recognized compensation expense related to options of  $1,007, $554, and $388 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, unrecognized compensation cost related to non-vested options was approximately $1,179 and is expected to be recognized over a weighted average period of 2.40 years. The intrinsic value for outstanding options net of expected forfeitures was $7,772. The intrinsic value for exercisable options at December 31, 2018 was $5,371. Cash received from options exercised in 2018 totaled $378 with an intrinsic value of $463. The tax benefit of options exercised was $209.

The following table presents a summary of the activity related to restricted stock as of December 31, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
December 31, 2018
Outstanding at beginning of year	—	$—
Granted	163,500	22.26
Vested	(15,000)	19.25
Outstanding at period end	148,500	$22.56

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The Company recognized compensation expense related to restricted stock of $496 for the year ended December 31, 2018. As of December 31, 2018, there was $3,143 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.67 years.

NOTE 10 — Earnings per Common Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The factors used in earnings per share computation follow:

	For the Years Ended December 31,
	2018	2017	2016
Basic
Net income available to common shareholders	$8,734	$3,644	$2,822
Less: Earnings allocated to preferred stock	—	23	62
Net income allocated to common shareholders	$8,734	$3,621	$2,760
Weighted average common shares outstanding	7,374,013	6,163,549	4,958,655
Basic earnings per common share	$1.18	$0.59	$0.56

Diluted
Net income allocated to common shareholders for basic earnings per share	$8,734	$3,621	$2,760
Weighted average shares outstanding for basic earnings per common share	7,374,013	6,163,549	4,958,655
Add: Dilutive effects of assumed exercises of stock options	359,359	68,695	30,550
Average shares and dilutive potential common shares	7,733,372	6,232,244	4,989,205
Diluted earnings per common share	$1.13	$0.58	$0.55

Stock options totaling 42,500 shares of common stock were not considered in computing diluted earnings per common share for 2018, because they were anti-dilutive. There were no anti-dilutive shares in 2017 and 837,170 anti-dilutive shares in 2016.

NOTE 11 — Commitments and Contingent Liabilities

Change-In-Control Arrangements

Certain key executive officers have arrangements that provide for the payment of a multiple of base salary, should a change-in control, as defined, occur. These payments are limited under guidelines for deductibility pursuant to the Internal Revenue Code.

Credit Related Commitments

The Company provides off-balance sheet financial products to customers in the form of commitments to extend credit which are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements as many commitments expire without being funded.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

Each customer’s creditworthiness is evaluated prior to issuing these commitments and may require the customer to pledge certain collateral (i.e., inventory, income-producing property) prior to the extension of credit. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period.  The Company is also subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.

Letters of credit are irrevocable commitments issued at the request of customers. They authorize the beneficiary to draw drafts for payment in accordance with the stated terms and conditions. Letters of credit substitute the Company’s creditworthiness for that of the customer and are issued for a fee commensurate with the risk.

The Company can issue two types of letters of credit: commercial (documentary) letters of credit and standby letters of credit. Commercial letters of credit are commonly issued to finance the purchase of goods and are typically short term in nature. Standby letters of credit are issued to back financial or performance obligations of a Bank customer and are typically issued for periods up to one year. Due to their long-term nature, standby letters of credit require adequate collateral in the form of cash or other liquid assets. In most instances, standby letters of credit expire without being drawn upon.

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

	For the Years Ended December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$692	$4,287	$3,079	$2,634
Standby letters of credit	786	—	551	—
Total credit related commitments	$1,478	$4,287	$3,630	$2,634

The fixed rate loan commitments have interest rates ranging from 5.50% to 18.00% and maturities ranging from 2 months to 3 years.

Lease Commitments

At December 31, 2018, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2018, are summarized as follows:

Minimum
Rentals
2019	$528
2020	518
2021	510
2022	523
2023	536
Thereafter	1,698
Total lease commitments	$4,313

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

These leases contain periodic escalation clauses and all expiring leases are evaluated for extensions at renewal. Rent expense for the years ended December 31, 2018, 2017, and 2016 amounted to $599, $501, and $573, respectively.

Litigation

The Company and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its Consolidated Financial Statements.

NOTE 12 — Fair Value Measurements

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,675	$—
CMO’s – agency	—	119,023	—
Total	$—	$145,698	$—

December 31, 2017
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$19,803	$—
CMO’s – agency	—	108,955	—
Total	$—	$128,758	$—

There were no transfers between Level 1 and Level 2 during the year. There were no assets measured on a non-recurring basis as of December 31, 2018 and 2017.

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

The Company used the following method and assumptions in estimating the fair value of its financial instruments:

Securities Available-for-Sale:   The fair values for securities available-for-sale are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities with observable transactions (Level 2 inputs).

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments:

	Fair Value Measurement at December 31, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$30,562	$659	$29,903	$—	$30,562
Securities available-for-sale	145,698	—	145,698	—	145,698
Securities, restricted, at cost	2,583	N/A	N/A	N/A	N/A
Loans, net	462,472	—	—	464,144	464,144
Accrued interest receivable	3,855	—	368	3,487	3,855

Financial Liabilities:
Time deposits	20,417	—	20,377	—	20,377
Demand and other deposits	548,004	548,004	—	—	548,004
Secured borrowings	89	—	89	—	89
Accrued interest payable	15	—	15	—	15

	Fair Value Measurement at December 31, 2017, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$43,077	$471	$42,606	$—	$43,077
Securities available-for-sale	128,758	—	128,758	—	128,758
Securities, restricted, at cost	2,183	N/A	N/A	N/A	N/A
Loans, net	344,714	—	—	345,540	345,540
Accrued interest receivable	2,836	—	300	2,536	2,836

Financial Liabilities:
Time deposits	26,932	—	26,847	—	26,847
Demand and other deposits	421,562	421,562	—	—	421,562
Secured borrowings	278	—	278	—	278
Accrued interest payable	6	—	6	—	6

NOTE 13 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Conservation Buffer(1)		Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk weighted assets	$90,958	18.70%	$38,920	8.00%	$48,042	9.88%	$48,650	10.00%
Tier 1 (core) capital to risk weighted assets	85,328	17.54	29,190	6.00	38,312	7.88	38,920	8.00
Tier 1 (common) capital to risk weighted assets	85,328	17.54	21,893	4.50	31,014	6.38	31,623	6.50
Tier 1 (core) capital to adjusted total assets	85,328	13.26	25,733	4.00	25,733	4.00	32,166	5.00

December 31, 2017
Total capital to risk weighted assets	$68,079	18.47%	$29,483	8.00%	$34,090	9.25%	$36,854	10.00%
Tier 1 (core) capital to risk weighted assets	63,814	17.32	22,112	6.00	26,719	7.25	29,483	8.00
Tier 1 (common) capital to risk weighted assets	63,814	17.32	16,584	4.50	21,191	5.75	23,955	6.50
Tier 1 (core) capital to adjusted total assets	63,814	12.82	19,906	4.00	19,906	4.00	24,883	5.00

*BASEL III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

NOTE 14 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$4,041	$19,461
Investment in banking subsidiary	82,994	62,940
Loans	1,775	—
Equity investment without readily determinable fair value	2,410	—
Other assets	1,611	1,048
Total assets	92,831	83,449
LIABILITIES
Other liabilities	57	66
Total liabilities	57	66
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	75	73
Additional paid-in-capital	88,539	86,660
Retained earnings (deficit)	6,774	(1,960)
Other comprehensive loss	(2,614)	(1,390)
Total stockholders’ equity	$92,774	$83,383
Total liabilities and equity	$92,831	$83,449

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
Interest income	$156	$—	$100
Other expense	2,263	883	621
Loss before income tax and undistributed subsidiary income	(2,107)	(883)	(521)
Income tax benefit	563	388	200
Equity in undistributed subsidiary income	10,278	4,139	3,143
Net income	$8,734	$3,644	$2,822
Comprehensive income	$7,510	$3,360	$2,372

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$8,734	$3,644	$2,822
Adjustments:
Stock compensation expense	1,503	554	388
Equity in undistributed subsidiary income	(10,278)	(4,139)	(3,143)
Change in other assets	(563)	(388)	(199)
Change in other liabilities	(9)	34	(105)
Net cash used in operating activities	(613)	(295)	(237)
Cash flows from investing activities
Investments in subsidiaries	(11,000)	(12,000)	(4,000)
Net change in loans	(1,775)	—	—
Purchase of equity investment without readily determinable fair value	(2,410)	—	—
Other assets	—	—	1,250
Net cash used in investing activities	(15,185)	(12,000)	(2,750)
Cash flows from financing activities:
Exercise of stock options	378	942	—
Proceeds from the issuance of common stock	—	26,341	1
Net cash provided by financing activities	378	27,283	1
Net change in cash and cash equivalents	(15,420)	14,988	(2,986)
Beginning cash and cash equivalents	19,461	4,473	7,459
Ending cash and cash equivalents	$4,041	$19,461	$4,473

NOTE 15 — Accumulated Other Comprehensive Loss

The following is changes in accumulated other comprehensive loss by component, net of tax, for the years ending December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Unrealized Losses on Available-for-Sale Securities	Unrealized Losses on Available-for-Sale Securities
Beginning balance	$(1,390)	$(884)	$(434)
Other comprehensive loss before reclassifications, net of tax	$(1,224)	$(284)	$(454)
Amounts reclassified from accumulated other comprehensive income	—	(222)	4
Net current period other comprehensive loss	(1,224)	(506)	(450)
Ending balance	$(2,614)	$(1,390)	$(884)

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share data)

The following represents the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016:

	Twelve months ended December 31,			Affected Line in the
	2018	2017	2016	Consolidated Statement of Income
Realized gain on securities sales	$—	$—	$6	Net gains on securities available-for-sale
Income tax expense	—	—	(2)	Income tax expense
Total reclassifications, net of tax	$—	$—	$4

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

Report by Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting based on those criteria.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.” The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the transition period established by the Securities and Exchange Commission for an Emerging Growth Company.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

Esquire Financial has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Esquire Financial’s website at www.esquirebank.com under “Investor Relations — Governance Documents.”

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors —  Executive Officer Compensation” of the Proxy Statement.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” of the Proxy Statement.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors — Transactions with Certain Related Persons,” “— Board Independence” and “— Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

3.3

Bylaws of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S‑1/A (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto)

4

Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

10.1

Letter Agreement regarding Investor Rights, dated December 23, 2014, between Esquire Financial Holdings, Inc. and CJA Private Equity Financial Restructuring Master Fund I, LP (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

10.2

Registration Rights Agreement, dated December 23, 2014, between Esquire Financial Holdings, Inc. and CJA Private Equity Financial Restructuring Master Fund I, LP (incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

10.4

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.5

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.6

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.7

Esquire Bank 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.8

Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.9

Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001‑38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†

10.10	First Amendment to the Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader dated December 19, 2018†
21	Subsidiaries of Registrant
23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10‑K, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

†Management contract or compensation plan or arrangement.

ITEM 16.Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 14, 2019
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	President and Chief Executive Officer and Director	March 14, 2019
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 14, 2019
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 14, 2019
Anthony Coelho

/s/ Todd Deutsch	Director	March 14, 2019
Todd Deutsch

/s/ Marc D. Grossman	Director	March 14, 2019
Marc D. Grossman

/s/ Russ M. Herman	Director	March 14, 2019
Russ M. Herman

/s/ Janet Hill	Director	March 14, 2019
Janet Hill

/s/ Robert J. Mitzman	Director	March 14, 2019
Robert J. Mitzman

/s/ John Morgan	Director	March 14, 2019
John Morgan

/s/ Richard T. Powers	Director	March 14, 2019
Richard T. Powers

/s/ Jack Thompson	Director	March 14, 2019
Jack Thompson

/s/ Kevin C. Waterhouse	Director	March 14, 2019
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 14, 2019
Selig Zises