Form 10-Q
period 2019-03-31
Esquire Financial Holdings, Inc.
filed 2019-05-09
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2019, there were 7,532,723 outstanding shares of the issuer’s common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ESQ	The Nasdaq Stock Market LLC

Esquire Financial Holdings, Inc.

Form 10‑Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$681	$659
Interest earning deposits	49,232	29,903
Total cash and cash equivalents	49,913	30,562

Securities available-for-sale, at fair value	152,909	145,698
Securities, restricted, at cost	2,583	2,583

Loans	490,019	468,101
Less: allowance for loan losses	(6,049)	(5,629)
Loans, net	483,970	462,472
Premises and equipment, net	2,920	2,694
Accrued interest receivable	3,721	3,855
Other assets	24,067	16,035
Total assets	$720,083	$663,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$230,062	$212,721
Savings, NOW and money market	364,805	335,283
Time	20,115	20,417
Total deposits	614,982	568,421

Secured borrowings	89	89
Accrued expenses and other liabilities	7,539	2,615
Total liabilities	$622,610	$571,125

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,532,723 shares at March 31, 2019 and December 31, 2018	75	75
Additional paid-in capital	88,809	88,539
Retained earnings	9,759	6,774
Accumulated other comprehensive loss	(1,170)	(2,614)
Total stockholders’ equity	97,473	92,774
Total liabilities and stockholders’ equity	$720,083	$663,899

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Interest income:
Loans	$7,192	$5,289
Securities	1,065	865
Interest earning deposits and other	226	116
Total interest income	8,483	6,270

Interest expense:
Savings, NOW and money market deposits	429	121
Time deposits	125	48
Borrowings	1	5
Total interest expense	555	174

Net interest income	7,928	6,096
Provision for loan losses	425	225
Net interest income after provision for loan losses	7,503	5,871

Noninterest income:
Merchant processing income	1,814	1,021
Customer related fees and service charges	267	1,054
Total noninterest income	2,081	2,075

Noninterest expense:
Employee compensation and benefits	3,436	3,061
Occupancy and equipment, net	439	426
Professional and consulting services	494	628
FDIC and regulatory assessments	86	72
Advertising and marketing	68	125
Travel and business relations	112	157
Data processing	506	484
Other operating expenses	340	320
Total noninterest expense	5,481	5,273

Net income before income taxes	4,103	2,673
Income tax expense	1,118	715

Net income	$2,985	$1,958

Earnings per share
Basic	$0.40	$0.27
Diluted	$0.39	$0.26

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Net income	$2,985	$1,958
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	1,963	(1,727)
Reclassification adjustment for net gains included in net income	—	—
Tax effect	(519)	472
Total other comprehensive income (loss)	1,444	(1,255)
Total comprehensive income	$4,429	$703

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$92,774
Net income	—	—	—	—	—	2,985	—	2,985
Other comprehensive income	—	—	—	—	—	—	1,444	1,444
Stock compensation expense	—	—	—	—	270	—	—	270
Balance at March 31, 2019	—	7,532,723	$—	$75	$88,809	$9,759	$(1,170)	$97,473

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	deficit	loss	equity
Balance at January 1, 2018	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	—	—	—	—	—	1,958	—	1,958
Other comprehensive loss	—	—	—	—	—	—	(1,255)	(1,255)
Exercise of stock options, net of repurchases	—	42,687	—	1	377	—	—	378
Restricted stock grants	—	76,500	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	200	—	—	200
Balance at March 31, 2018	—	7,445,723	$—	$74	$87,237	$(2)	$(2,645)	$84,664

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,985	$1,958
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	425	225
Depreciation	107	103
Stock compensation expense	270	200
Net amortization:
Securities	95	106
Loans	177	85
Right of use asset	90	—
Changes in other assets and liabilities:
Accrued interest receivable	134	(695)
Other assets	(5,584)	(440)
Operating lease liability	(99)	—
Accrued expenses and other liabilities	1,966	1,022
Net cash provided by operating activities	566	2,564

Cash flows from investing activities:
Net change in loans	(22,100)	(18,761)
Purchases of securities available-for-sale	(9,918)	(22,765)
Principal repayments on securities available-for-sale	4,575	4,831
Purchases of premises and equipment	(333)	(18)
Net cash used in investing activities	(27,776)	(36,713)

Cash flows from financing activities:
Net increase in deposits	46,561	33,238
Decrease in secured borrowings	—	(2)
Exercise of stock options	—	378
Net cash provided by financing activities	46,561	33,614

Increase (decrease) in cash and cash equivalents	19,351	(535)

Cash and cash equivalents at beginning of the period	30,562	43,077

Cash and cash equivalents at end of the period	$49,913	$42,542

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$555	$171
Taxes	51	75
Noncash transactions:
Right of use asset obtained in exchange for lease liability	3,640	—

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Interim Consolidated Financial Statements include the accounts of Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A, are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2018 and 2017. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

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

The new standard was adopted by the Company on January 1, 2019 utilizing the modified retrospective transition approach where it was applied to all leases existing at the date of initial application. Upon adoption, we recognized a ROU asset, presented within other assets on the Consolidated Statement of Financial Condition, and a lease liability, presented within accrued expenses and other liabilities on the Consolidated Statement of Financial Condition, of approximately $3.1 million and $3.6 million, respectively.

In transition, we elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Management did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The new standard also provided practical expedients for an entity’s ongoing accounting. Management elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases with an initial term of 12 months or less, the Company did not recognize ROU assets or lease liabilities, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As of March 31, 2019, there are no material short term leases.

In recognizing ROU lease assets and related lease liabilities, we exclude variable and non-lease components (such as taxes, insurance, and common area maintenance costs) and expense these costs as incurred. At lease commencement date, the lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank advance rates of a similar term to determine the present value of our lease obligation and ROU asset to be recorded on the Statement of Financial Condition. Lease expense is then recognized on a straight-line basis.

The Company has committed to rent premises used in business operations under non-cancelable operating leases that have renewal options for additional 3-5 year terms which were not considered in determining our ROU asset or lease liability as renewal is not reasonably certain. As of March 31, 2019, ROU lease assets and related lease liabilities were $3.0 million and $3.5 million, respectively, and the Company does not have any leases that have not yet commenced.

	As of and for the three months ended
	March 31, 2019
	(Dollars in thousands)
Operating lease cost	$120
Weighted-average remaining lease term	7.58	years
Weighted-average discount rate	3.28%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year ending
December 31,
(In thousands)
2019 (a)	$304
2020	519
2021	510
2022	523
2023	536
Thereafter	1,641
Total lease payments	$4,033
Less: interest	491
Present value of lease liabilities	$3,542

(a) Excluding three months ended March 31, 2019

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 January 1, 2020 using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and is working with a vendor on the implementation of this standard.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2019
Mortgage-backed securities – agency	$26,880	$189	$(354)	$26,715
Collateralized mortgage obligations (CMO’s) – agency	127,665	210	(1,681)	126,194
Total available-for-sale	$154,545	$399	$(2,035)	$152,909

December 31, 2018
Mortgage-backed securities – agency	$27,384	$15	$(724)	$26,675
Collateralized mortgage obligations (CMO’s) – agency	121,913	32	(2,922)	119,023
Total available-for-sale	$149,297	$47	$(3,646)	$145,698

Mortgage-backed securities included all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2019 and 2018 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

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

There were no sales or calls of securities for the three months ended March 31, 2019 and 2018.

At March 31, 2019, securities having a fair value of $127.9 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $122.0 million. At December 31, 2018, securities having a fair value of $120.7 million were pledged to the FHLB for borrowing capacity totaling $115.0 million. At March 31, 2019 and December 31, 2018, the Company had no outstanding FHLB advances.

At March 31, 2019, securities having a fair value of $25.0 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $24.3 million. At December 31, 2018, securities having a fair value of $25.0 million were pledged to the FRB for borrowing capacity totaling $24.2 million. At March 31, 2019 and December 31, 2018, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2019
Mortgage-backed securities – agency	$—	$—	$16,751	$(354)	$16,751	$(354)
CMO’s – agency	4,256	(6)	87,903	(1,675)	92,159	(1,681)
Total temporarily impaired securities	$4,256	$(6)	$104,654	$(2,029)	$108,910	$(2,035)

December 31, 2018
Mortgage-backed securities - agency	$9,528	$(99)	$15,497	$(625)	$25,025	$(724)
CMO's - Agency	19,184	(73)	85,775	(2,849)	104,959	(2,922)
Total temporarily impaired securities	$28,712	$(172)	$101,272	$(3,474)	$129,984	$(3,646)

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

At March 31, 2019, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2019.

No impairment charges were recorded for the three months ended March 31, 2019 and 2018.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
1 – 4 family residential	$52,569	$56,043
Commercial	212,600	191,828
Multifamily	137,908	136,537
Commercial real estate	37,819	33,145
Construction	6,337	5,921
Consumer	42,190	43,675
Total Loans	489,423	467,149

Deferred costs and unearned premiums, net	596	952
Allowance for loan losses	(6,049)	(5,629)
Loans, net	$483,970	$462,472

The following tables present the activity in the allowance for loan losses by class for the three months ending March 31, 2019 and 2018:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
March 31, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(27)	381	(3)	51	10	13	425
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(5)	—	—	—	—	(5)

Total ending allowance balance	$380	$3,486	$949	$408	$159	$667	$6,049

March 31, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision (credit) for loan losses	(4)	213	(17)	(4)	24	13	225
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	—	—

Total ending allowance balance	$378	$2,485	$696	$262	$151	$517	$4,489

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2019 and December 31, 2018:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
March 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	380	3,486	949	408	159	667	6,049

Total ending allowance balance	$380	$3,486	$949	$408	$159	$667	$6,049

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	52,569	212,600	137,908	37,819	6,337	42,190	489,423

Total ending loans balance	$52,569	$212,600	$137,908	$37,819	$6,337	$42,190	$489,423

Recorded investment is not adjusted for accrued interest, deferred costs, and unearned premiums due to immateriality.

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
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

Nonperforming Loans

Nonperforming loans include loans 90 days past due and still accruing and nonaccrual loans. At March 31, 2019 and December 31, 2018, the Company did not have any nonperforming loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2019 and December 31, 2018:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
March 31, 2019
1 – 4 family residential	$—	$—	$—	$—	$52,569	$52,569
Commercial	—	—	—	—	212,600	212,600
Multifamily	—	—	—	—	137,908	137,908
Commercial real estate	—	—	—	—	37,819	37,819
Construction	—	—	—	—	6,337	6,337
Consumer	—	—	—	—	42,190	42,190
Total	$—	$—	$—	$—	$489,423	$489,423

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
December 31, 2018
1 – 4 family residential	$—	$—	$—	$—	$56,043	$56,043
Commercial	—	—	—	—	191,828	191,828
Multifamily	—	—	—	—	136,537	136,537
Commercial real estate	—	—	—	—	33,145	33,145
Construction	—	—	—	—	5,921	5,921
Consumer	—	40	—	40	43,635	43,675
Total	$—	$40	$—	$40	$467,109	$467,149

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
March 31, 2019
1 – 4 family residential	$52,569	$—	$—	$—
Commercial	203,360	9,075	165	—
Multifamily	137,908	—	—	—
Commercial real estate	37,819	—	—	—
Construction	6,337	—	—	—
Consumer	42,190	—	—	—
Total	$480,183	$9,075	$165	$—

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
December 31, 2018
1 – 4 family residential	$56,043	$—	$—	$—
Commercial	182,482	9,166	180	—
Multifamily	136,537	—	—	—
Commercial real estate	33,145	—	—	—
Construction	5,921	—	—	—
Consumer	43,675	—	—	—
Total	$457,803	$9,166	$180	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at March 31, 2019 and December 31, 2018. Furthermore, there were no loans modified during the three months ended March 31, 2019 and 2018 as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the three months ended March 31,
	2019	2018
	(In thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$173	$965
Merchant processing income
Merchant services income	1,719	941
ACH income	95	80
Other	94	89
Total noninterest income	$2,081	$2,075

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

NOTE 5 — Share-Based Payment Plans

The Company issues incentive and nonqualified stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

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

There were no stock options granted during the three months ended March 31, 2019. The fair value of options granted during the three months ended March 31, 2018 was determined using the following weighted average assumptions as of the grant date:

Three months ended
March 31, 2018
Risk-Free Interest Rate	2.54%
Expected Term	84 months
Expected Stock Price Volatility	21.0%
Dividend Yield	0.00%

Weighted Average Fair Value	$5.63

The following table presents a summary of the activity related to options as of March 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
March 31, 2019
Outstanding at beginning of year	919,175	$13.39

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at period end	919,175	$13.39	6.53
Vested or expected to vest	919,175	$13.39	6.53
Exercisable at period end	604,980	$12.74	6.04

The Company recognized compensation expense related to options of $133 thousand and $154 thousand for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, unrecognized compensation cost related to nonvested options was approximately $1.0 million and is expected to be recognized over a weighted average period of 2.18 years. The intrinsic value for outstanding options and for options vested or expected to vest was $8.7 million and $6.1 million for exercisable options at March 31, 2019.

The following table presents a summary of the activity related to restricted stock as of March 31, 2019:

		Weighted Average
		Grant Date
	Shares	Fair Value
March 31, 2019
Outstanding at beginning of year	148,500	$22.56
Granted	—	—
Vested	—	—
Outstanding at period end	148,500	$22.56

The Company recognized compensation expense related to restricted stock of $137 thousand and $46 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $3.0 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.42 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three months ended
	At March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Basic
Net income	$2,985	$1,958
Weighted average common shares outstanding	7,384,223	7,364,651
Basic earnings per share	$0.40	$0.27

Diluted
Net income	$2,985	$1,958
Weighted average shares outstanding for basic earnings per share	7,384,223	7,364,651
Add: Dilutive effects of share based awards	356,503	300,914
Average shares and dilutive potential common shares	7,740,726	7,665,565
Diluted earnings per share	$0.39	$0.26

Stock options and restricted shares totaling 163,000 and 43,500 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2019 and March 31, 2018, respectively, because they were anti-dilutive.

NOTE 7 — Fair Value Measurements

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
	(In thousands)
March 31, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,715	$—
CMO’s – agency	—	126,194	—
Total	$—	$152,909	$—

December 31, 2018
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,675	$—
CMO’s – agency	—	119,023	—
Total	$—	$145,698	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018. There were no assets measured on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at March 31, 2019 and December 31, 2018:

	Fair Value Measurement at March 31, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$49,913	$681	$49,232	$—	$49,913
Securities available-for-sale	152,909	—	152,909	—	152,909
Securities, restricted, at cost	2,583	N/A	N/A	N/A	N/A
Loans, net	483,970	—	—	486,724	486,724
Accrued interest receivable	3,721	—	425	3,296	3,721

Financial Liabilities:
Time deposits	20,115	—	20,052	—	20,052
Demand and other deposits	594,867	594,867	—	—	594,867
Secured borrowings	89	—	89	—	89
Accrued interest payable	15	—	15	—	15

	Fair Value Measurement at December 31, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$30,562	$659	$29,903	$—	$30,562
Securities available-for-sale	145,698	—	145,698	—	145,698
Securities, restricted, at cost	2,583	N/A	N/A	N/A	N/A
Loans, net	462,472	—	—	464,144	464,144
Accrued interest receivable	3,855	—	368	3,487	3,855

Financial Liabilities:
Time deposits	20,417	—	20,377	—	20,377
Demand and other deposits	548,004	548,004	—	—	548,004
Secured borrowings	89	—	89	—	89
Accrued interest payable	15	—	15	—	15

NOTE 8 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax for the three months ending March 31, 2019 and 2018:

	Three months ended
	At March 31,
	2019	2018
	(In thousands)
Unrealized Losses on Available-for-Sale Securities
Beginning balance	$(2,614)	$(1,390)
Other comprehensive income (loss) before reclassifications, net of tax	1,444	(1,255)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	1,444	(1,255)
Ending balance	$(1,170)	$(2,645)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2019 and December 31, 2018 and results of operations for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2018 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10‑Q.

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
•

significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 to the Consolidated Financial Statements included in our annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of merchant processing income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets.  Our total assets were $720.1 million at March 31, 2019, an increase of $56.2 million, or 8.5%, from $663.9 million at December 31, 2018, primarily due to increases in loans of $21.9 million, or 4.7%, securities of $7.2 million, or 4.9%, and cash and cash equivalents of $19.4 million, or 63.3%.

Loans.  At March 31, 2019, loans were $490.0 million, or 79.7% of total deposits, compared to $468.1 million, or 82.4% of total deposits, at December 31, 2018. The growth in loans was primarily driven by increases in commercial loans. Commercial loans increased $20.8 million, or 10.8%, to $212.6 million at March 31, 2019 from $191.8 million at December 31, 2018.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$97,045	46.3%	$112,742	53.3%
Case cost lines of credit	45,112	21.5	37,054	17.6
Term loans	30,583	14.6	26,851	12.7
Total Commercial Attorney-Related	172,740	82.4	176,647	83.6
Consumer Attorney-Related:
Post-settlement consumer loans	35,866	17.1	33,576	15.9
Structured settlement loans	1,014	0.5	1,137	0.5
Total Consumer Attorney-Related	36,880	17.6	34,713	16.4
Total Attorney-Related Loans	$209,620	100.0%	$211,360	100.0%

At March 31, 2019, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $209.6 million, or 42.8% of our total loan portfolio, compared to $211.4 million at December 31, 2018. The balance of Attorney-Related loans can fluctuate based on paydowns and draws of lines of credit. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale increased $7.2 million, or 4.9%, to $152.9 million at March 31, 2019 from $145.7 million at December 31, 2018, driven by purchases of $9.9 million and unrealized gains of $2.0 million, offset by paydowns of $4.7 million.

Funding. Total deposits increased $46.6 million, or 8.2%, to $615.0 million at March 31, 2019 from $568.4 million at December 31, 2018. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $594.9 million at March 31, 2019, or 96.7% of total deposits at that date, compared to $548.0 million or 96.4% of total deposits at December 31, 2018.

At March 31, 2019, we had the ability to borrow a total of $122.0 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $24.3 million. At March 31, 2019, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2019.

Equity. Total stockholders’ equity increased $4.7 million, or 5.1%, to $97.5 million at March 31, 2019, from $92.8 million at December 31, 2018.

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

	For the Three Months Ended March 31,
	2019			2018
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
INTEREST EARNING ASSETS
Loans	$462,225	$7,192	6.31%	$355,101	$5,289	6.04%
Securities, includes restricted stock	154,063	1,065	2.80%	136,577	865	2.57%
Interest earning cash	34,698	226	2.64%	37,323	116	1.26%
Total interest earning assets	650,986	8,483	5.28%	529,001	6,270	4.81%

NONINTEREST EARNING ASSETS	23,598			6,241

TOTAL AVERAGE ASSETS	$674,584			$535,242

INTEREST-BEARING LIABILITIES

Savings, NOW, Money Markets	$323,568	$429	0.54%	$243,909	$121	0.20%
Time deposits	20,271	125	2.50%	30,182	48	0.64%
Total deposits	343,839	554	0.65%	274,091	169	0.25%
Short-term borrowings	1	—	-%	2	—	—%
Secured borrowings	89	1	6.37%	278	5	7.29%
Total interest-bearing liabilities	343,929	555	0.65%	274,371	174	0.26%

NONINTEREST BEARING LIABILITIES
Demand deposits	230,774			175,636
Other liabilities	5,773			1,762
Total noninterest bearing liabilities	236,547			177,398
Stockholders' equity	94,108			83,473

TOTAL AVG. LIABILITIES AND EQUITY	$674,584			$535,242
Net interest income		$7,928			$6,096
Net interest spread			4.63%			4.55%
Net interest margin			4.94%			4.67%

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

	For the Three Months Ended
	March 31,
	2019 vs. 2018
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$1,658	$245	$1,903
Securities, includes restricted stock	117	83	200
Interest earning cash	(9)	119	110
Total interest income	1,766	447	2,213

Interest paid on:
Savings, NOW, Money Markets	50	258	308
Time deposits	(20)	97	77
Total deposits	30	355	385
Short-term borrowings	—	—	—
Secured borrowings	(3)	(1)	(4)
Total interest expense	27	354	381
Change in net interest income	$1,739	$93	$1,832

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General.  Net income increased $1.0 million, or 52.5%, to $3.0 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018. The increase resulted from a $1.8 million increase in net interest income, which was partially offset by a $208 thousand increase in noninterest expense.

Interest Income.  Interest income increased $2.2 million, or 35.3%, to $8.5 million for the three months ended March 31, 2019 from $6.3 million for the three months ended March 31, 2018. This was primarily attributable to an increase in loan interest income, which increased $1.9 million, or 36.0%, to $7.2 million for the three months ended March 31, 2019 from $5.3 million for the three months ended March 31, 2018.

The increase in interest income on loans was due to an increase in average loans during the quarter ended March 31, 2019 of $107.1 million or 30.2% as well as a 27 basis point increase in the average rate of loans. The increase in the average rate of loans is due to the positive effects of increases in short-term rates. Securities interest income also increased due to an increase in the average balance of securities during the quarter ended March 31, 2019 of $17.5 million, or 12.8% and a 23 basis point increase in the average rate of securities when compared to the first quarter of 2018.

Interest Expense.  Interest expense increased $381 thousand, or 219.0%, to $555 thousand for the three months ended March 31, 2019 from $174 thousand for the three months ended March 31, 2018, primarily due to increases in rates of deposits. The average rate we paid on interest bearing deposits increased 40 basis points to 0.65% for the three months ended March 31, 2019 compared to 0.25% for the three months ended March 31, 2018, driven by increases in short-term rates.

Net Interest Income.  Net interest income increased $1.8 million, or 30.1%, to $7.9 million for the three months ended March 31, 2019 from $6.1 million for the three months ended March 31, 2018, primarily due to an increase in average interest earning assets and rising rates. Our net interest rate spread increased 8 basis points to 4.63% for the three months ended March 31, 2019 from 4.55% for the three months ended March 31, 2018, while our net interest margin increased 27 basis points to 4.94% for the three months ended March 31, 2019 from 4.67% for the three months ended March 31, 2018. The increase in net interest margin was due to a 47 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields, partially offset by an increase in our cost of funds.

Provision for Loan Losses.  Our provision for loan losses was $425 thousand for the three months ended March 31, 2019 compared to $225 thousand for the three months ended March 31, 2018. The provisions recorded resulted in an allowance for loan losses of $6.0 million, or 1.23% of total loans at March 31, 2019, compared to $5.6 million, or 1.20% of total loans at December 31, 2018. The higher provision is reflective of growth in the loan portfolio. As of March 31, 2019 the Company had no delinquent loans or nonperforming assets.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$1,814	$1,021	$793	77.7%
Customer related fees and service charges	267	1,054	(787)	(74.7)
Total noninterest income	$2,081	$2,075	$6	0.3%

Merchant processing income increased due to growth in our sales channels through ISOs and merchants with average monthly volumes increasing 96.8% to $796.2 million for the three months ended March 31, 2019 compared to $404.6 million for the three months ended March 31, 2018. Customer related fees and service charges, consisting primarily of administrative service payments (“ASP”) on off-balance sheet funds, declined by $787 thousand or 74.7% compared to the three months ended March 31, 2018. ASP fee income is impacted the volume of off-balance sheet funds, the duration of these funds, and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$3,436	$3,061	$375	12.3%
Occupancy and equipment	439	426	13	3.1
Professional and consulting services	494	628	(134)	(21.3)
FDIC and regulatory assessments	86	72	14	19.4
Advertising and marketing	68	125	(57)	(45.6)
Travel and business relations	112	157	(45)	(28.7)
Data processing	506	484	22	4.5
Other operating expenses	340	320	20	6.3
Total noninterest expense	$5,481	$5,273	$208	3.9%

Employee compensation and benefits costs increased due to an increase in the number of employees and related compensation. Professional and consulting costs were higher in prior year due to additional costs related to commencing strategic projects during the first quarter of 2018.

Income Tax Expense.  We recorded an income tax expense of $1.1 million for the three months ended March 31, 2019, reflecting an effective tax rate of 27.3%, compared to 715 thousand, or 26.8%, for the three months ended March 31, 2018.

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

	At March 31,
	2019
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change
	(Dollars in thousands)
400	$42,871	7,961
300	40,538	5,628
200	38,466	3,556
100	36,651	1,741
0	34,910	—
(100)	32,191	(2,719)
(200)	29,255	(5,655)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2019.

	At March 31,
	2019
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
	(Dollars in thousands)
400	$140,579	9,013
300	138,086	6,520
200	135,755	4,189
100	134,370	2,804
0	131,566	—
(100)	120,756	(10,810)
(200)	105,159	(26,407)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $49.9 million.

At March 31, 2019, through pledging of our securities, we had the ability to borrow a total of $122.0 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $24.3 million. At March 31, 2019, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2019.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2019,

Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2019
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	17.99%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	16.84%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	16.84%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.38%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for Esquire Bank. As of January 1, 2019, the fully phased in Basel Rules require Esquire Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition. The OCC, Federal Reserve Board and the FDIC have issued a proposed rule that would provide the simplified capital and leverage requirements consistent with the Economic Growth, Regulation Relief and Consumer Protection Act but such rule is not yet final.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of March 31, 2019.

	Contractual Maturities as of March 31, 2019

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$436	$1,026	$1,065	$1,506	$4,033
Time deposits	17,562	2,553	—	—	20,115
Total	$17,998	$3,579	$1,065	$1,506	$24,148

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2019, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101.0

The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 9, 2019	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: May 9, 2019	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer