Form 10-Q
period 2019-06-30
Esquire Financial Holdings, Inc.
filed 2019-08-08
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2019, there were 7,541,670 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10‑Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$614	$659
Interest earning deposits	39,538	29,903
Total cash and cash equivalents	40,152	30,562

Securities available-for-sale, at fair value	147,693	145,698
Securities, restricted, at cost	2,665	2,583

Loans	514,558	468,101
Less: allowance for loan losses	(6,433)	(5,629)
Loans, net	508,125	462,472
Premises and equipment, net	2,902	2,694
Accrued interest receivable	3,356	3,855
Other assets	27,557	16,035
Total assets	$732,450	$663,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$234,507	$212,721
Savings, NOW and money market	368,793	335,283
Time	19,870	20,417
Total deposits	623,170	568,421

Secured borrowings	88	89
Accrued expenses and other liabilities	6,841	2,615
Total liabilities	$630,099	$571,125

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,536,723 shares at June 30, 2019 and 7,532,723 shares at December 31, 2018	75	75
Additional paid-in capital	89,129	88,539
Retained earnings	13,227	6,774
Accumulated other comprehensive loss	(80)	(2,614)
Total stockholders’ equity	102,351	92,774
Total liabilities and stockholders’ equity	$732,450	$663,899

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans	$8,020	$5,657	$15,212	$10,946
Securities	1,058	1,006	2,123	1,870
Interest earning deposits and other	244	201	471	317
Total interest income	9,322	6,864	17,806	13,133

Interest expense:
Savings, NOW and money market deposits	611	167	1,040	289
Time deposits	126	51	251	98
Borrowings	1	5	3	10
Total interest expense	738	223	1,294	397

Net interest income	8,584	6,641	16,512	12,736
Provision for loan losses	400	300	825	525
Net interest income after provision for loan losses	8,184	6,341	15,687	12,211

Noninterest income:
Merchant processing income	2,895	1,211	4,709	2,232
Customer related fees and service charges	195	769	462	1,823
Total noninterest income	3,090	1,980	5,171	4,055

Noninterest expense:
Employee compensation and benefits	3,587	3,008	7,023	6,069
Occupancy and equipment, net	443	432	882	858
Professional and consulting services	837	684	1,330	1,312
FDIC and regulatory assessments	86	83	172	155
Advertising and marketing	294	171	362	296
Travel and business relations	124	111	237	268
Data processing	713	446	1,219	930
Other operating expenses	423	354	763	673
Total noninterest expense	6,507	5,289	11,988	10,561

Net income before income taxes	4,767	3,032	8,870	5,705
Income tax expense	1,299	811	2,417	1,526

Net income	$3,468	$2,221	$6,453	$4,179

Earnings per share
Basic	$0.47	$0.30	$0.87	$0.57
Diluted	$0.45	$0.29	$0.83	$0.54

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income	$3,468	$2,221	$6,453	$4,179
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	1,524	(844)	3,487	(2,572)
Reclassification adjustment for net gains included in net income	—	—	—	—
Tax effect	(434)	232	(953)	705
Total other comprehensive income (loss)	1,090	(612)	2,534	(1,867)
Total comprehensive income	$4,558	$1,609	$8,987	$2,312

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Three months ended June 30, 2019
Balance at April 1, 2019	—	7,532,723	$—	$75	$88,809	$9,759	$(1,170)	$97,473
Net income	—	—	—	—	—	3,468	—	3,468
Other comprehensive income	—	—	—	—	—	—	1,090	1,090
Exercise of stock options, net of repurchases	—	4,000	—	—	50	—	—	50
Stock compensation expense	—	—	—	—	270	—	—	270
Balance at June 30, 2019	—	7,536,723	$—	$75	$89,129	$13,227	$(80)	$102,351

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Three months ended June 30, 2018
Balance at April 1, 2018	—	7,445,723	$—	$74	$87,237	$(2)	$(2,645)	$84,664
Net income	—	—	—	—	—	2,221	—	2,221
Other comprehensive loss	—	—	—	—	—	—	(612)	(612)
Stock compensation expense	—	—	—	—	223	—	—	223
Balance at June 30, 2018	—	7,445,723	$—	$74	$87,460	$2,219	$(3,257)	$86,496

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Six months ended June 30, 2019
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$92,774
Net income	—	—	—	—	—	6,453	—	6,453
Other comprehensive income	—	—	—	—	—	—	2,534	2,534
Exercise of stock options, net of repurchases	—	4,000	—	—	50	—	—	50
Stock compensation expense	—	—	—	—	540	—	—	540
Balance at June 30, 2019	—	7,536,723	$—	$75	$89,129	$13,227	$(80)	$102,351

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Six months ended June 30, 2018
Balance at January 1, 2018	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	—	—	—	—	—	4,179	—	4,179
Other comprehensive loss	—	—	—	—	—	—	(1,867)	(1,867)
Exercise of stock options, net of repurchases	—	42,687	—	1	377	—	—	378
Restricted stock grants	—	76,500	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	423	—	—	423
Balance at June 30, 2018	—	7,445,723	$—	$74	$87,460	$2,219	$(3,257)	$86,496

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,453	$4,179
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	825	525
Depreciation	234	205
Stock compensation expense	540	423
Net amortization:
Securities	207	216
Loans	214	198
Right of use asset	181	—
Changes in other assets and liabilities:
Accrued interest receivable	499	(1,189)
Other assets	(9,599)	(3,612)
Operating lease liability	(110)	—
Accrued expenses and other liabilities	1,279	1,900
Net cash provided by operating activities	723	2,845

Cash flows from investing activities:
Net change in loans	(46,692)	(42,893)
Purchases of securities available-for-sale	(9,918)	(33,822)
Principal repayments on securities available-for-sale	11,203	12,024
Purchase of securities, restricted	(82)	(160)
Purchase of equity investment without readily determinable fair value	—	(2,410)
Purchases of premises and equipment	(442)	(152)
Net cash used in investing activities	(45,931)	(67,413)

Cash flows from financing activities:
Net increase in deposits	54,749	48,621
Decrease in secured borrowings	(1)	(4)
Exercise of stock options	50	378
Net cash provided by financing activities	54,798	48,995

Increase (decrease) in cash and cash equivalents	9,590	(15,573)

Cash and cash equivalents at beginning of the period	30,562	43,077

Cash and cash equivalents at end of the period	$40,152	$27,504

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,295	$396
Taxes	1,966	1,005
Noncash transactions:
Right of use asset obtained in exchange for lease liability	3,640	—

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2018 and 2017. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At its July 17, 2019 public meeting, FASB issued a proposal to delay the effective date of ASU 2016-13 for certain entities, including SEC filers classified as smaller reporting companies. If the proposal is ratified, the revised effective date for adoption for the Company, which is classified as a smaller reporting company, would be January 1, 2023. Until there is a change in effective date, the Company plans to adopt ASU 2016-13 on January 1, 2020, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and is working on the implementation of this standard.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2019
Mortgage-backed securities – agency	$26,291	$415	$(149)	$26,557
Collateralized mortgage obligations (CMO’s) – agency	121,514	272	(650)	121,136
Total available-for-sale	$147,805	$687	$(799)	$147,693

December 31, 2018
Mortgage-backed securities – agency	$27,384	$15	$(724)	$26,675
Collateralized mortgage obligations (CMO’s) – agency	121,913	32	(2,922)	119,023
Total available-for-sale	$149,297	$47	$(3,646)	$145,698

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

There were no sales or calls of securities for the three and six months ended June 30, 2019 and 2018.

At June 30, 2019, securities having a fair value of $122.8 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $117.6 million. At December 31, 2018, securities having a fair value of $120.7 million were pledged to the FHLB for borrowing capacity totaling $115.0 million. At June 30, 2019 and December 31, 2018, the Company had no outstanding FHLB advances.

At June 30, 2019, securities having a fair value of $24.9 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $24.2 million. At December 31, 2018, securities having a fair value of $25.0 million were pledged to the FRB for borrowing capacity totaling $24.2 million. At June 30, 2019 and December 31, 2018, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2019
Mortgage-backed securities – agency	$—	$—	$15,041	$(149)	$15,041	$(149)
CMO’s – agency	13,091	(55)	55,776	(595)	68,867	(650)
Total temporarily impaired securities	$13,091	$(55)	$70,817	$(744)	$83,908	$(799)

December 31, 2018
Mortgage-backed securities - agency	$9,528	$(99)	$15,497	$(625)	$25,025	$(724)
CMO's - Agency	19,184	(73)	85,775	(2,849)	104,959	(2,922)
Total temporarily impaired securities	$28,712	$(172)	$101,272	$(3,474)	$129,984	$(3,646)

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

At June 30, 2019, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2019.

No impairment charges were recorded for the three and six months ended June 30, 2019 and 2018.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
1 – 4 family residential	$51,604	$56,043
Commercial	234,434	191,828
Multifamily	134,044	136,537
Commercial real estate	37,611	33,145
Construction	6,403	5,921
Consumer	49,844	43,675
Total Loans	513,940	467,149

Deferred costs and unearned premiums, net	618	952
Allowance for loan losses	(6,433)	(5,629)
Loans, net	$508,125	$462,472

The following tables present the activity in the allowance for loan losses by class for the three months ending June 30, 2019 and 2018:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
June 30, 2019
Allowance for loan losses:
Beginning balance	$380	$3,486	$949	$408	$159	$667	$6,049
Provision (credit) for loan losses	(8)	371	(29)	(2)	2	66	400
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(14)	—	—	—	(2)	(16)

Total ending allowance balance	$372	$3,843	$920	$406	$161	$731	$6,433

June 30, 2018
Allowance for loan losses:
Beginning balance	$378	$2,485	$696	$262	$151	$517	$4,489
Provision (credit) for loan losses	47	33	130	83	17	(10)	300
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	—	—

Total ending allowance balance	$425	$2,518	$826	$345	$168	$507	$4,789

The following tables present the activity in the allowance for loan losses by class for the six months ending June 30, 2019 and 2018:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
June 30, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision for loan losses	(35)	752	(32)	49	12	79	825
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	—	—	—	(2)	(21)
Total ending allowance balance	$372	$3,843	$920	$406	$161	$731	$6,433

June 30, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision (credit) for loan losses	43	246	113	79	41	3	525
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	—	—
Total ending allowance balance	$425	$2,518	$826	$345	$168	$507	$4,789

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2019 and December 31, 2018:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
June 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	372	3,843	920	406	161	731	6,433

Total ending allowance balance	$372	$3,843	$920	$406	$161	$731	$6,433

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	51,604	234,434	134,044	37,611	6,403	49,844	513,940

Total ending loans balance	$51,604	$234,434	$134,044	$37,611	$6,403	$49,844	$513,940

Recorded investment is not adjusted for accrued interest, deferred costs, and unearned premiums due to immateriality.

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
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

Nonperforming Loans

Nonperforming loans include loans 90 days past due and still accruing and nonaccrual loans. At June 30, 2019 and December 31, 2018, the Company did not have any nonperforming loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2019 and December 31, 2018:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
June 30, 2019
1 – 4 family residential	$—	$—	$—	$—	$51,604	$51,604
Commercial	—	—	—	—	234,434	234,434
Multifamily	—	—	—	—	134,044	134,044
Commercial real estate	—	—	—	—	37,611	37,611
Construction	—	—	—	—	6,403	6,403
Consumer	—	2	—	2	49,842	49,844
Total	$—	$2	$—	$2	$513,938	$513,940

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
December 31, 2018
1 – 4 family residential	$—	$—	$—	$—	$56,043	$56,043
Commercial	—	—	—	—	191,828	191,828
Multifamily	—	—	—	—	136,537	136,537
Commercial real estate	—	—	—	—	33,145	33,145
Construction	—	—	—	—	5,921	5,921
Consumer	—	40	—	40	43,635	43,675
Total	$—	$40	$—	$40	$467,109	$467,149

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
June 30, 2019
1 – 4 family residential	$51,604	$—	$—	$—
Commercial	229,725	4,559	150	—
Multifamily	134,044	—	—	—
Commercial real estate	37,611	—	—	—
Construction	6,403	—	—	—
Consumer	49,844	—	—	—
Total	$509,231	$4,559	$150	$—

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
December 31, 2018
1 – 4 family residential	$56,043	$—	$—	$—
Commercial	182,482	9,166	180	—
Multifamily	136,537	—	—	—
Commercial real estate	33,145	—	—	—
Construction	5,921	—	—	—
Consumer	43,675	—	—	—
Total	$457,803	$9,166	$180	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at June 30, 2019 and December 31, 2018. Furthermore, there were no loans modified during the three and six months ended June 30, 2019 and 2018 as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$115	$688	$288	$1,652
Merchant processing income
Merchant services income	2,743	1,129	4,461	2,070
ACH income	152	82	248	162
Other	80	81	174	171
Total noninterest income	$3,090	$1,980	$5,171	$4,055

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

There were no stock options granted during the three and six months ended June 30, 2019 and the three months ended June 30, 2018. The fair value of options granted during the six months ended June 30, 2018 was determined using the following weighted average assumptions as of the grant date:

Six months ended
June 30, 2018
Risk-Free Interest Rate	2.54%
Expected Term	84 months
Expected Stock Price Volatility	21.0%
Dividend Yield	0.00%

Weighted Average Fair Value	$5.63

The following table presents a summary of the activity related to options as of June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
June 30, 2019
Outstanding at beginning of year	919,175	$13.39

Granted	—	—
Exercised	(4,000)	12.50
Forfeited	—	—

Outstanding at period end	915,175	$13.40	6.30
Vested or expected to vest	915,175	$13.40	6.30
Exercisable at period end	602,480	$12.74	5.83

The Company recognized compensation expense related to options of $131 thousand and $163 thousand for the three months ended June 30, 2019 and 2018, respectively. The Company recognized compensation expense related to options of $264 thousand and $317 thousand for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, unrecognized compensation cost related to nonvested options was approximately $915 thousand and is expected to be recognized over a weighted average period of 1.95 years. The intrinsic value for outstanding options and for options vested or expected to vest was $10.8 million and $7.5 million for exercisable options at June 30, 2019.

The following table presents a summary of the activity related to restricted stock as of June 30, 2019:

		Weighted Average
		Grant Date
	Shares	Fair Value
June 30, 2019
Outstanding at beginning of year	148,500	$22.56
Granted	—	—
Vested	—	—
Outstanding at period end	148,500	$22.56

The Company recognized compensation expense related to restricted stock of $139 thousand and $61 thousand for the three months ended June 30, 2019 and 2018, respectively. The Company recognized compensation expense related to restricted stock of $276 thousand and $106 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30 2019, there was $2.9 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.17 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic
Net income	$3,468	$2,221	$6,453	$4,179
Weighted average common shares outstanding	7,385,674	7,369,223	7,384,952	7,366,950
Basic earnings per share	$0.47	$0.30	$0.87	$0.57

Diluted
Net income	$3,468	$2,221	$6,453	$4,179
Weighted average shares outstanding for basic earnings per share	7,385,674	7,369,223	7,384,952	7,366,950
Add: Dilutive effects of share based awards	392,647	346,792	374,575	323,853
Average shares and dilutive potential common shares	7,778,321	7,716,015	7,759,527	7,690,803
Diluted earnings per share	$0.45	$0.29	$0.83	$0.54

Share-based awards (stock options and restricted shares) totaling 42,500 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2019 because they were anti-dilutive. There were no anti-dilutive share-based awards for the three months ended June 30, 2018. Share-based awards totaling 129,500 and 43,500 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2019 and June 30, 2018, respectively, because they were anti-dilutive.

NOTE 7 — Leases

The Company adopted ASU 2016-02 on January 1, 2019. As a result of adoption, the Company recognized operating lease assets and corresponding lease liabilities related to its office facilities and retail branch. The operating lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

As of June 30, 2019, ROU lease assets and related lease liabilities were $2.9 million and $3.5 million, respectively, and the Company does not have any leases that have not yet commenced.

Maturities of the Company’s operating lease liabilities at June 30, 2019 are as follows:

Year ending
December 31,
(In thousands)
2019 (a)	$263
2020	519
2021	510
2022	523
2023	536
Thereafter	1,641
Total operating lease payments	$3,992
Less: interest	462
Present value of operating lease liabilities	$3,530

(a) Excluding six months ended June 30, 2019

	As of and for the six months ended
	June 30, 2019
	(Dollars in thousands)
Operating lease cost	$240
Cash paid for operating lease liability	169
Weighted-average remaining lease term	7.35	years
Weighted-average discount rate	3.28%

NOTE 8 — Fair Value Measurements

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
	(In thousands)
June 30, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,557	$—
CMO’s – agency	—	121,136	—
Total	$—	$147,693	$—

December 31, 2018
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,675	$—
CMO’s – agency	—	119,023	—
Total	$—	$145,698	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 and 2018. There were no assets measured on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at June 30, 2019 and December 31, 2018:

	Fair Value Measurement at June 30, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$40,152	$614	$39,538	$—	$40,152
Securities available-for-sale	147,693	—	147,693	—	147,693
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	508,125	—	—	510,174	510,174
Accrued interest receivable	3,356	—	394	2,962	3,356

Financial Liabilities:
Time deposits	19,870	—	19,838	—	19,838
Demand and other deposits	603,300	603,300	—	—	603,300
Secured borrowings	88	—	88	—	88
Accrued interest payable	14	—	14	—	14

	Fair Value Measurement at December 31, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$30,562	$659	$29,903	$—	$30,562
Securities available-for-sale	145,698	—	145,698	—	145,698
Securities, restricted, at cost	2,583	N/A	N/A	N/A	N/A
Loans, net	462,472	—	—	464,144	464,144
Accrued interest receivable	3,855	—	368	3,487	3,855

Financial Liabilities:
Time deposits	20,417	—	20,377	—	20,377
Demand and other deposits	548,004	548,004	—	—	548,004
Secured borrowings	89	—	89	—	89
Accrued interest payable	15	—	15	—	15

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax for the three and six months ending June 30, 2019 and 2018:

	Three months ended		Six months ended
	At June 30,		At June 30,
	2019	2018	2019	2018
	(In thousands)
Unrealized Losses on Available-for-Sale Securities
Beginning balance	$(1,170)	$(2,645)	$(2,614)	$(1,390)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(612)	2,534	(1,867)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	1,090	(612)	2,534	(1,867)
Ending balance	$(80)	$(3,257)	$(80)	$(3,257)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2019 and December 31, 2018 and results of operations for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2018 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10‑Q.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Assets.  Our total assets were $732.5 million at June 30, 2019, an increase of $68.6 million, or 10.3%, from $663.9 million at December 31, 2018, primarily due to increases in loans of $46.5 million, or 9.9%, cash and cash equivalents of $9.6 million, or 31.4% and securities of $2.0 million, or 1.4%.

Loans.  At June 30, 2019, loans were $514.6 million, or 82.6% of total deposits, compared to $468.1 million, or 82.4% of total deposits, at December 31, 2018. The growth in loans was primarily driven by increases in commercial loans. Commercial loans increased $42.6 million, or 22.2%, to $234.4 million at June 30, 2019 from $191.8 million at December 31, 2018.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$110,815	47.9%	$112,742	53.3%
Case cost lines of credit	48,384	20.9	37,054	17.6
Term loans	34,478	14.9	26,851	12.7
Total Commercial Attorney-Related	193,677	83.7	176,647	83.6
Consumer Attorney-Related:
Post-settlement consumer loans	36,737	15.9	33,576	15.9
Structured settlement loans	922	0.4	1,137	0.5
Total Consumer Attorney-Related	37,659	16.3	34,713	16.4
Total Attorney-Related Loans	$231,336	100.0%	$211,360	100.0%

At June 30, 2019, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $231.3 million, or 45.0% of our total loan portfolio, compared to $211.4 million at December 31, 2018. The balance of Attorney-Related loans can fluctuate based on paydowns and draws of lines of credit. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale increased $2.0 million, or 1.4%, to $147.7 million at June 30, 2019 from $145.7 million at December 31, 2018, driven by purchases of $9.9 million and unrealized gains of $3.5 million, offset by paydowns of $11.2 million and net amortization of $0.2 million.

Funding. Total deposits increased $54.7 million, or 9.6%, to $623.2 million at June 30, 2019 from $568.4 million at December 31, 2018. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $603.3 million at June 30, 2019, or 96.8% of total deposits at that date, compared to $548.0 million or 96.4% of total deposits at December 31, 2018.

At June 30, 2019, we had the ability to borrow a total of $117.6 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $24.2 million. At June 30, 2019, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2019.

Equity. Total stockholders’ equity increased $9.6 million, or 10.3%, to $102.4 million at June 30, 2019, from $92.8 million at December 31, 2018.

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

	For the Three Months Ended June 30,
	2019			2018
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
INTEREST EARNING ASSETS
Loans	$505,688	$8,020	6.36%	$370,981	$5,657	6.12%
Securities, includes restricted stock	154,284	1,058	2.75%	154,224	1,006	2.62%
Interest earning cash	43,471	244	2.25%	49,686	201	1.62%
Total interest earning assets	703,443	9,322	5.32%	574,891	6,864	4.79%

NONINTEREST EARNING ASSETS	32,867			13,534

TOTAL AVERAGE ASSETS	$736,310			$588,425

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$364,699	$611	0.67%	$272,929	$167	0.25%
Time deposits	19,932	126	2.54%	33,780	51	0.61%
Total deposits	384,631	737	0.77%	306,709	218	0.29%
Short-term borrowings	1	—	—%	1	—	—%
Secured borrowings	88	1	4.56%	275	5	7.29%
Total interest bearing liabilities	384,720	738	0.77%	306,985	223	0.29%

NONINTEREST BEARING LIABILITIES
Demand deposits	244,072			193,555
Other liabilities	8,442			2,848
Total noninterest bearing liabilities	252,514			196,403
Stockholders' equity	99,076			85,037

TOTAL AVG. LIABILITIES AND EQUITY	$736,310			$588,425
Net interest income		$8,584			$6,641
Net interest spread			4.55%			4.50%
Net interest margin			4.89%			4.63%

	For the Six Months Ended June 30,
	2019			2018
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
INTEREST EARNING ASSETS
Loans	$484,076	$15,212	6.34%	$363,085	$10,946	6.08%
Securities, includes restricted stock	154,174	2,123	2.78%	145,450	1,870	2.59%
Interest earning cash	39,109	471	2.43%	43,539	317	1.47%
Total interest earning assets	677,359	17,806	5.30%	552,074	13,133	4.80%

NONINTEREST EARNING ASSETS	28,259			9,906

TOTAL AVERAGE ASSETS	$705,618			$561,980

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$344,247	$1,040	0.61%	$258,499	$289	0.23%
Time deposits	20,101	251	2.52%	31,991	98	0.62%
Total deposits	364,348	1,291	0.71%	290,490	387	0.27%
Short-term borrowings	1	—	—%	2	—	—%
Secured borrowings	89	3	6.80%	276	10	7.31%
Total interest bearing liabilities	364,438	1,294	0.72%	290,768	397	0.28%

NONINTEREST BEARING LIABILITIES
Demand deposits	237,460			184,645
Other liabilities	7,114			2,308
Total noninterest bearing liabilities	244,574			186,953
Stockholders' equity	96,606			84,259

TOTAL AVG. LIABILITIES AND EQUITY	$705,618			$561,980
Net interest income		$16,512			$12,736
Net interest spread			4.58%			4.52%
Net interest margin			4.92%			4.65%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$2,128	$235	$2,363	$3,785	$481	$4,266
Securities, includes restricted stock	—	52	52	116	137	253
Interest earning cash	(28)	71	43	(35)	189	154
Total interest income	2,100	358	2,458	3,866	807	4,673

Interest paid on:
Savings, NOW, Money Markets	72	372	444	122	629	751
Time deposits	(29)	104	75	(49)	202	153
Total deposits	43	476	519	73	831	904
Short-term borrowings	—	—	—	—	—	—
Secured borrowings	(3)	(1)	(4)	(6)	(1)	(7)
Total interest expense	40	475	515	67	830	897
Change in net interest income	$2,060	$(117)	$1,943	$3,799	$(23)	$3,776

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General.  Net income increased $1.2 million, or 56.1%, to $3.5 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018. The increase resulted from a $1.9 million increase in net interest income and a $1.1 million increase in noninterest income, which was partially offset by a $1.2 million increase in noninterest expense.

Interest Income.  Interest income increased $2.5 million, or 35.8%, to $9.3 million for the three months ended June 30, 2019 from $6.9 million for the three months ended June 30, 2018. This was primarily attributable to an increase in loan interest income, which increased $2.4 million, or 41.8%, to $8.0 million for the three months ended June 30, 2019 from $5.7 million for the three months ended June 30, 2018.

The increase in interest income on loans was due to an increase in average loans during the quarter ended June 30, 2019 of $134.7 million or 36.3% as well as a 24 basis point increase in the average rate of loans. The increase in the average rate of loans is due to volume increases in higher yielding loan categories and the positive effects of increases in short-term rates.

Interest Expense.  Interest expense increased $515 thousand, or 230.9%, to $738 thousand for the three months ended June 30, 2019 from $223 thousand for the three months ended June 30, 2018, primarily due to increases in rates of deposits. The average rate we paid on interest bearing deposits increased 48 basis points to 0.77% for the three months ended June 30, 2019 compared to 0.29% for the three months ended June 30, 2018, driven by increases in short-term rates.

Net Interest Income.  Net interest income increased $1.9 million, or 29.3%, to $8.6 million for the three months ended June 30, 2019 from $6.6 million for the three months ended June 30, 2018, primarily due to an increase in average interest earning assets and rising rates. Our net interest rate spread increased 5 basis points to 4.55% for the three months ended June 30, 2019 from 4.50% for the three months ended June 30, 2018, while our net interest margin increased 26 basis points to 4.89% for the three months ended June 30, 2019 from 4.63% for the three months ended June 30, 2018. The increase in net interest margin was due to a 53 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields, partially offset by an increase in our cost of funds.

Provision for Loan Losses.  Our provision for loan losses was $400 thousand for the three months ended June 30, 2019 compared to $300 thousand for the three months ended June 30, 2018. The provisions recorded resulted in an allowance for loan losses of $6.4 million, or 1.25% of total loans at June 30, 2019, compared to $5.6 million, or 1.20% of total loans at December 31, 2018. The higher provision is reflective of growth in the loan portfolio. As of June 30, 2019 the Company had no nonperforming assets.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$2,895	$1,211	$1,684	139.1%
Customer related fees and service charges	195	769	(574)	(74.6)
Total noninterest income	$3,090	$1,980	$1,110	56.1%

Merchant processing income increased due to growth in our sales channels through ISOs and merchants with average monthly volumes increasing 63.4% to $1.0 billion for the three months ended June 30, 2019 compared to $622.7 million for the three months ended June 30, 2018. Customer related fees and service charges, consisting primarily of administrative service payments (“ASP”) on off-balance sheet funds, declined by $574 thousand or 74.6% compared to the three months ended June 30, 2018. ASP fee income is impacted the volume of off-balance sheet funds, the duration of these funds, and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$3,587	$3,008	$579	19.2%
Occupancy and equipment	443	432	11	2.5
Professional and consulting services	837	684	153	22.4
FDIC and regulatory assessments	86	83	3	3.6
Advertising and marketing	294	171	123	71.9
Travel and business relations	124	111	13	11.7
Data processing	713	446	267	59.9
Other operating expenses	423	354	69	19.5
Total noninterest expense	$6,507	$5,289	$1,218	23.0%

Employee compensation and benefits costs increased due to an increase in the number of employees a well as the impact of year end salary increases. Data processing costs were higher due to increased processing volume primarily driven by our merchant services platform as well as additional costs related to certain system implementations. Professional and consulting costs increased due to our IT enterprise-wide architecture assessments and other pre-development IT costs. Advertising costs increased due to certain targeted events focused on our commercial attorney platform.

Income Tax Expense.  We recorded an income tax expense of $1.3 million for the three months ended June 30, 2019, reflecting an effective tax rate of 27.3%, compared to $811 thousand, or 26.8%, for the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General.  Net income increased $2.3 million, or 54.4%, to $6.5 million for the six months ended June 30, 2019 from $4.2 million for the six months ended June 30, 2018. The increase resulted from a $3.8 million increase in net interest income and a $1.1 million increase in noninterest income, which was partially offset by a $1.4 million increase in noninterest expense.

Interest Income.  Interest income increased $4.7 million, or 35.6%, to $17.8 million for the six months ended June 30, 2019 from $13.1 million for the six months ended June 30, 2018. This was primarily attributable to an increase in loan interest income, which increased $4.3 million, or 39.0%, to $15.2 million for the six months ended June 30, 2019 from $10.9 million for the six months ended June 30, 2018.

The increase in interest income on loans was due to an increase in average loans during the six months ended June 30, 2019 of $121.0 million or 33.3% as well as a 26 basis point increase in the average rate of loans. The increase in the average rate of loans is due to volume increases in higher yielding loan categories and the positive effects of increases in short-term rates. Securities interest income also increased due to an increase in the average balance of securities during the six months ended June 30, 2019 of $8.7 million, or 6.0% and a 19 basis point increase in the average rate of securities when compared to the first six months of 2018.

Interest Expense.  Interest expense increased $897 thousand, or 225.9%, to $1.3 million for the six months ended June 30, 2019 from $397 thousand for the six months ended June 30, 2018, primarily due to increases in rates of deposits. The average rate we paid on interest bearing deposits increased 44 basis points to 0.71% for the six months ended June 30, 2019 compared to 0.27% for the six months ended June 30, 2018, driven by increases in short-term rates.

Net Interest Income.  Net interest income increased $3.8 million, or 29.6%, to $16.5 million for the six months ended June 30, 2019 from $12.7 million for the six months ended June 30, 2018, primarily due to an increase in average interest earning assets and rising rates. Our net interest rate spread increased 6 basis points to 4.58% for the six months ended June 30, 2019 from 4.52% for the six months ended June 30, 2018, while our net interest margin increased 27 basis points to 4.92% for the six months ended June 30, 2019 from 4.65% for the six months ended June 30, 2018. The increase in net interest margin was due to a 50 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields, partially offset by an increase in our cost of funds.

Provision for Loan Losses.  Our provision for loan losses was $825 thousand for the six months ended June 30, 2019 compared to $525 thousand for the six months ended June 30, 2018. The higher provision is reflective of growth as well as the composition of the loan portfolio. As of June 30, 2019, the Company had no nonperforming assets.

Noninterest Income.  Noninterest income information is as follows:

	For the Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$4,709	$2,232	$2,477	111.0%
Customer related fees and service charges	462	1,823	(1,361)	(74.7)
Total noninterest income	$5,171	$4,055	$1,116	27.5%

Merchant processing income increased due to growth in our sales channels through ISOs and merchants with average monthly volumes increasing 76.6% to $906.9 million for the six months ended June 30, 2019 compared to $513.7 million for the six months ended June 30, 2018. Customer related fees and service charges, consisting primarily of administrative service payments (“ASP”) on off-balance sheet funds, declined by $1.4 million or 74.7% compared to the six months ended June 30, 2018. ASP fee income is impacted the volume of off-balance sheet funds, the duration of these funds, and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$7,023	$6,069	$954	15.7%
Occupancy and equipment	882	858	24	2.8
Professional and consulting services	1,330	1,312	18	1.4
FDIC and regulatory assessments	172	155	17	11.0
Advertising and marketing	362	296	66	22.3
Travel and business relations	237	268	(31)	(11.6)
Data processing	1,219	930	289	31.1
Other operating expenses	763	673	90	13.4
Total noninterest expense	$11,988	$10,561	$1,427	13.5%

Employee compensation and benefits costs increased due to an increase in the number of employees as well as the impact of year end salary increases. Data processing costs were higher due to increased processing volume primarily driven by our merchant services platform as well as additional costs related to certain system implementations.

Income Tax Expense.  We recorded an income tax expense of $2.4 million for the six months ended June 30, 2019, reflecting an effective tax rate of 27.3%, compared to $1.5 million, or 26.8%, for the six months ended June 30, 2018.

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

	At June 30,
	2019
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change
	(Dollars in thousands)
400	$44,612	8,274
300	42,242	5,904
200	40,154	3,816
100	38,247	1,909
0	36,338	—
(100)	33,539	(2,799)
(200)	30,904	(5,434)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2019.

	At June 30,
	2019
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
	(Dollars in thousands)
400	$143,040	16,118
300	139,470	12,548
200	136,411	9,489
100	133,111	6,189
0	126,922	—
(100)	113,605	(13,317)
(200)	96,509	(30,413)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $40.2 million.

At June 30, 2019, through pledging of our securities, we had the ability to borrow a total of $117.6 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $24.2 million. At June 30, 2019, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2019.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2019, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2019
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	17.78%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	16.62%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	16.62%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.85%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of June 30, 2019.

	Contractual Maturities as of June 30, 2019

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$528	$1,023	$1,072	$1,369	$3,992
Time deposits	17,312	2,558	—	—	19,870
Total	$17,840	$3,581	$1,072	$1,369	$23,862

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2019, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101.0

The following materials for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 8, 2019	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: August 8, 2019	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer