Form 10-Q
period 2019-09-30
Esquire Financial Holdings, Inc.
filed 2019-11-08
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2019, there were 7,541,670 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10‑Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$61,676	$30,562
Securities available-for-sale, at fair value	139,165	145,698
Securities, restricted, at cost	2,665	2,583

Loans	533,949	468,101
Less: allowance for loan losses	(6,741)	(5,629)
Loans, net	527,208	462,472
Premises and equipment, net	2,872	2,694
Accrued interest receivable	3,159	3,855
Other assets	22,993	16,035
Total assets	$759,738	$663,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$225,740	$212,721
Savings, NOW and money market	398,812	335,283
Time	19,959	20,417
Total deposits	644,511	568,421

Secured borrowings	87	89
Accrued expenses and other liabilities	8,237	2,615
Total liabilities	$652,835	$571,125

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,541,670 shares at September 30, 2019 and 7,532,723 shares at December 31, 2018	75	75
Additional paid-in capital	89,398	88,539
Retained earnings	17,044	6,774
Accumulated other comprehensive gain (loss)	386	(2,614)
Total stockholders’ equity	106,903	92,774
Total liabilities and stockholders’ equity	$759,738	$663,899

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$8,312	$6,432	$23,524	$17,378
Securities	950	1,035	3,073	2,906
Interest earning deposits and other	236	153	706	470
Total interest income	9,498	7,620	27,303	20,754

Interest expense:
Savings, NOW and money market deposits	625	291	1,665	580
Time deposits	125	41	375	140
Borrowings	1	12	4	21
Total interest expense	751	344	2,044	741

Net interest income	8,747	7,276	25,259	20,013
Provision for loan losses	425	450	1,250	975
Net interest income after provision for loan losses	8,322	6,826	24,009	19,038

Noninterest income:
Merchant processing income	3,284	1,300	7,994	3,532
Customer related fees and service charges	191	500	653	2,322
Total noninterest income	3,475	1,800	8,647	5,854

Noninterest expense:
Employee compensation and benefits	3,817	4,161	10,841	10,230
Occupancy and equipment	517	429	1,399	1,287
Professional and consulting services	816	547	2,146	1,859
FDIC and regulatory assessments	40	79	211	235
Advertising and marketing	230	146	592	442
Travel and business relations	136	116	372	384
Data processing	638	485	1,857	1,415
Other operating expenses	410	367	1,175	1,039
Total noninterest expense	6,604	6,330	18,593	16,891

Net income before income taxes	5,193	2,296	14,063	8,001
Income tax expense	1,376	614	3,793	2,140

Net income	$3,817	$1,682	$10,270	$5,861

Earnings per share
Basic	$0.52	$0.23	$1.39	$0.80
Diluted	$0.49	$0.22	$1.32	$0.76

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income	$3,817	$1,682	$10,270	$5,861
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	650	(776)	4,138	(3,347)
Reclassification adjustment for net gains included in net income	—	—	—	—
Tax effect	(184)	212	(1,138)	916
Total other comprehensive income (loss)	466	(564)	3,000	(2,431)
Total comprehensive income	$4,283	$1,118	$13,270	$3,430

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	gain	equity
Balance at July 1, 2019	—	7,536,723	$—	$75	$89,129	$13,227	$(80)	$102,351
Net income	—	—	—	—	—	3,817	—	3,817
Other comprehensive income	—	—	—	—	—	—	466	466
Exercise of stock options, net of repurchases	—	4,947	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	269	—	—	269
Balance at September 30, 2019	—	7,541,670	$—	$75	$89,398	$17,044	$386	$106,903

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Balance at July 1, 2018	—	7,445,723	$—	$74	$87,460	$2,219	$(3,257)	$86,496
Net income	—	—	—	—	—	1,682	—	1,682
Other comprehensive loss	—	—	—	—	—	—	(564)	(564)
Stock compensation expense	—	—	—	—	881	—	—	881
Balance at September 30, 2018	—	7,445,723	$—	$74	$88,341	$3,901	$(3,821)	$88,495

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	gain	equity
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$92,774
Net income	—	—	—	—	—	10,270	—	10,270
Other comprehensive income	—	—	—	—	—	—	3,000	3,000
Exercise of stock options, net of repurchases	—	8,947	—	—	50	—	—	50
Stock compensation expense	—	—	—	—	809	—	—	809
Balance at September 30, 2019	—	7,541,670	$—	$75	$89,398	$17,044	$386	$106,903

							Accumulated
					Additional		other	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	equity
Balance at January 1, 2018	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	—	—	—	—	—	5,861	—	5,861
Other comprehensive loss	—	—	—	—	—	—	(2,431)	(2,431)
Exercise of stock options, net of repurchases	—	42,687	—	1	377	—	—	378
Restricted stock grants	—	76,500	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,304	—	—	1,304
Balance at September 30, 2018	—	7,445,723	$—	$74	$88,341	$3,901	$(3,821)	$88,495

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,270	$5,861
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	1,250	975
Depreciation	368	304
Stock compensation expense	809	1,304
Net amortization:
Securities	359	339
Loans	284	296
Right of use asset	272	—
Changes in other assets and liabilities:
Accrued interest receivable	696	(1,572)
Other assets	(5,311)	(3,391)
Operating lease liability	(213)	—
Accrued expenses and other liabilities	2,778	3,243
Net cash provided by operating activities	11,562	7,359

Cash flows from investing activities:
Net change in loans	(66,270)	(89,211)
Purchases of securities available-for-sale	(9,918)	(40,844)
Principal repayments on securities available-for-sale	20,230	18,394
Purchase of securities, restricted	(82)	(220)
Purchase of equity investment without readily determinable fair value	—	(2,410)
Purchases of premises and equipment	(546)	(374)
Net cash used in investing activities	(56,586)	(114,665)

Cash flows from financing activities:
Net increase in deposits	76,090	103,697
Decrease in secured borrowings	(2)	(6)
Exercise of stock options	50	378
Net cash provided by financing activities	76,138	104,069

Increase (decrease) in cash and cash equivalents	31,114	(3,237)

Cash and cash equivalents at beginning of the period	30,562	43,077

Cash and cash equivalents at end of the period	$61,676	$39,840

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,048	$730
Taxes	3,016	1,955
Noncash transactions:
Right of use asset obtained in exchange for lease liability	3,640	—

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2018 and 2017. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At its July 17, 2019 public meeting, FASB issued a proposal to delay the effective date of ASU 2016-13 for certain entities, including SEC filers classified as smaller reporting companies. On October 16, 2019, FASB voted for the delay, the revised effective date for adoption for the Company, which is classified as a smaller reporting company, is January 1, 2023. Due to this change in effective date, the Company plans to adopt ASU 2016-13 on January 1, 2023, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and continues to prepare for the implementation of this standard.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2019
Mortgage-backed securities – agency	$25,541	$609	$(93)	$26,057
Collateralized mortgage obligations (CMO’s) – agency	113,085	449	(426)	113,108
Total available-for-sale	$138,626	$1,058	$(519)	$139,165

December 31, 2018
Mortgage-backed securities – agency	$27,384	$15	$(724)	$26,675
Collateralized mortgage obligations (CMO’s) – agency	121,913	32	(2,922)	119,023
Total available-for-sale	$149,297	$47	$(3,646)	$145,698

Mortgage-backed securities include all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2019 and 2018 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities for the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019, securities having a fair value of $114.8 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $109.7 million. At December 31, 2018, securities having a fair value of $120.7 million were pledged to the FHLB for borrowing capacity totaling $115.0 million. At September 30, 2019 and December 31, 2018, the Company had no outstanding FHLB advances.

At September 30, 2019, securities having a fair value of $24.3 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $23.6 million. At December 31, 2018, securities having a fair value of $25.0 million were pledged to the FRB for borrowing capacity totaling $24.2 million. At September 30, 2019 and December 31, 2018, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2019
Mortgage-backed securities – agency	$—	$—	$9,926	$(93)	$9,926	$(93)
CMO’s – agency	10,459	(85)	31,489	(341)	41,948	(426)
Total temporarily impaired securities	$10,459	$(85)	$41,415	$(434)	$51,874	$(519)

December 31, 2018
Mortgage-backed securities - agency	$9,528	$(99)	$15,497	$(625)	$25,025	$(724)
CMO's - Agency	19,184	(73)	85,775	(2,849)	104,959	(2,922)
Total temporarily impaired securities	$28,712	$(172)	$101,272	$(3,474)	$129,984	$(3,646)

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

At September 30, 2019, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2019.

No impairment charges were recorded for the three and nine months ended September 30, 2019 and 2018.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
1 – 4 family residential	$49,214	$56,043
Commercial	247,931	191,828
Multifamily	136,799	136,537
Commercial real estate	49,125	33,145
Construction	6,450	5,921
Consumer	43,911	43,675
Total Loans	533,430	467,149

Deferred costs and unearned premiums, net	519	952
Allowance for loan losses	(6,741)	(5,629)
Loans, net	$527,208	$462,472

The following tables present the activity in the allowance for loan losses by class for the three months ending September 30, 2019 and 2018:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
September 30, 2019
Allowance for loan losses:
Beginning balance	$372	$3,843	$920	$406	$161	$731	$6,433
Provision (credit) for loan losses	(16)	230	19	123	1	68	425
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(117)	(117)

Total ending allowance balance	$356	$4,073	$939	$529	$162	$682	$6,741

September 30, 2018
Allowance for loan losses:
Beginning balance	$425	$2,518	$826	$345	$168	$507	$4,789
Provision (credit) for loan losses	(6)	303	85	34	(26)	60	450
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)

Total ending allowance balance	$419	$2,821	$911	$379	$142	$557	$5,229

The following tables present the activity in the allowance for loan losses by class for the nine months ending September 30, 2019 and 2018:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
September 30, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(51)	982	(13)	172	13	147	1,250
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	—	—	—	(119)	(138)
Total ending allowance balance	$356	$4,073	$939	$529	$162	$682	$6,741

September 30, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision for loan losses	37	549	198	113	15	63	975
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)
Total ending allowance balance	$419	$2,821	$911	$379	$142	$557	$5,229

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2019 and December 31, 2018:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
September 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	356	4,073	939	529	162	682	6,741

Total ending allowance balance	$356	$4,073	$939	$529	$162	$682	$6,741

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$1,076	$1,076
Loans collectively evaluated for impairment	49,214	247,931	136,799	49,125	6,450	42,835	532,354

Total ending loans balance	$49,214	$247,931	$136,799	$49,125	$6,450	$43,911	$533,430

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
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

Recorded investment is not adjusted for accrued interest, deferred fees and costs, and unearned premiums and discounts due to immateriality.

The following tables provide an analysis of the impaired loans by segment as of September 30, 2019. There was no related allowance recorded on any impaired loans as of September 30, 2019. There were no impaired loans as of December 31, 2018:

September 30,
2019
Unpaid
	Recorded	Principal
	Investment	Balance
(In thousands)
1-4 family residential	$—	$—
Commercial	—	—
Multifamily	—	—
Commercial real estate	—	—
Construction	—	—
Consumer	1,076	1,076

Total	$1,076	$1,076

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
(In thousands)
1-4 family residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Consumer	717	—	—	—	239	—	—	—
Total	$717	$—	$—	$—	$239	$—	$—	$—

Nonperforming Loans

Nonperforming loans include loans 90 days past due and still accruing and nonaccrual loans. At September 30, 2019 the Company had $1.1 million in nonperforming consumer loans. At December 31, 2018, the Company did not have any nonperforming loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2019 and December 31, 2018:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
September 30, 2019
1 – 4 family residential	$—	$—	$—	$—	$49,214	$49,214
Commercial	—	—	—	—	247,931	247,931
Multifamily	—	—	—	—	136,799	136,799
Commercial real estate	—	—	—	—	49,125	49,125
Construction	—	—	—	—	6,450	6,450
Consumer	326	—	—	326	43,585	43,911
Total	$326	$—	$—	$326	$533,104	$533,430

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(In thousands)
December 31, 2018
1 – 4 family residential	$—	$—	$—	$—	$56,043	$56,043
Commercial	—	—	—	—	191,828	191,828
Multifamily	—	—	—	—	136,537	136,537
Commercial real estate	—	—	—	—	33,145	33,145
Construction	—	—	—	—	5,921	5,921
Consumer	—	40	—	40	43,635	43,675
Total	$—	$40	$—	$40	$467,109	$467,149

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
September 30, 2019
1 – 4 family residential	$49,214	$—	$—	$—
Commercial	243,520	4,271	140	—
Multifamily	136,799	—	—	—
Commercial real estate	49,125	—	—	—
Construction	6,450	—	—	—
Consumer	42,835	—	1,076	—
Total	$527,943	$4,271	$1,216	$—

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
December 31, 2018
1 – 4 family residential	$56,043	$—	$—	$—
Commercial	182,482	9,166	180	—
Multifamily	136,537	—	—	—
Commercial real estate	33,145	—	—	—
Construction	5,921	—	—	—
Consumer	43,675	—	—	—
Total	$457,803	$9,166	$180	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at September 30, 2019 and December 31, 2018. Furthermore, there were no loans modified during the three and nine months ended September 30, 2019 and 2018 as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$107	$425	$395	$2,077
Merchant processing income
Merchant services income	3,124	1,214	7,585	3,284
ACH income	160	86	409	248
Other	84	75	258	245
Total noninterest income	$3,475	$1,800	$8,647	$5,854

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

•

Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

•

Merchant services income – We provide merchant services as an acquiring bank through the third-party or  independent sales organization (ISO) business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.

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

There were no stock options granted during the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. The fair value of options granted during the nine months ended September 30, 2018 was determined using the following weighted average assumptions as of the grant date:

Nine months ended
September 30, 2018
Risk-Free Interest Rate	2.54%
Expected Term	84 months
Expected Stock Price Volatility	21.0%
Dividend Yield	0.00%

Weighted Average Fair Value	$5.63

The following table presents a summary of the activity related to options as of September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
September 30, 2019
Outstanding at beginning of year	919,175	$13.39

Granted	—	—
Exercised	(14,000)	12.50
Forfeited	—	—

Outstanding at period end	905,175	$13.41	6.12
Vested or expected to vest	905,175	$13.41	6.12
Exercisable at period end	691,504	$12.71	5.77

The Company recognized compensation expense related to options of $129 thousand and $563 thousand for the three months ended September 30, 2019 and 2018, respectively. The Company recognized compensation expense related to options of $392 thousand and $880 thousand for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, unrecognized compensation cost related to nonvested options was approximately $786 thousand and is expected to be recognized over a weighted average period of 1.73 years. The intrinsic value for outstanding options and for options vested or expected to vest was $10.3 million and $8.4 million for exercisable options at September 30, 2019.

The following table presents a summary of the activity related to restricted stock as of September 30, 2019:

		Weighted Average
		Grant Date
	Shares	Fair Value
September 30, 2019
Outstanding at beginning of year	148,500	$22.56
Granted	—	—
Vested	—	—
Outstanding at period end	148,500	$22.56

The Company recognized compensation expense related to restricted stock of $140 thousand and $317 thousand for the three months ended September 30, 2019 and 2018, respectively. The Company recognized compensation expense related to restricted stock of $417 thousand and $424 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $2.7 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.92 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three months ended		Nine months ended
	At September 30,		At September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic
Net income	$3,817	$1,682	$10,270	$5,861
Weighted average common shares outstanding	7,391,611	7,377,701	7,387,196	7,370,573
Basic earnings per share	$0.52	$0.23	$1.39	$0.80

Diluted
Net income	$3,817	$1,682	$10,270	$5,861
Weighted average shares outstanding for basic earnings per share	7,391,611	7,377,701	7,387,196	7,370,573
Add: Dilutive effects of share based awards	406,701	408,762	385,284	352,156
Average shares and dilutive potential common shares	7,798,312	7,786,463	7,772,480	7,722,729
Diluted earnings per share	$0.49	$0.22	$1.32	$0.76

Share-based awards totaling 42,500 and 298,181 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2019 and September 30, 2018, respectively, because they were anti-dilutive. Share-based awards totaling 42,500 and 707,397 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2019 and September 30, 2018, respectively, because they were anti-dilutive.

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

As of September 30, 2019, ROU lease assets and related lease liabilities were $2.8 million and $3.4 million, respectively. The Company has entered into an additional lease that had not commenced as of September 30, 2019, which provides for the right of use of additional space at its Jericho headquarters for a term of 7 years at a total cost of $0.7 million.

Maturities of the Company’s operating lease liabilities at September 30, 2019 are as follows:

Year ending
December 31,
(In thousands)
2019 (a)	$150
2020	563
2021	605
2022	620
2023	636
Thereafter	1,946
Total operating lease payments	$4,520
Less: payments for leases not yet commenced	660
Less: interest	433
Present value of operating lease liabilities	$3,427

(a) Excluding nine months ended September 30, 2019

	As of and for the nine months ended
	September 30, 2019
	(Dollars in thousands)
Operating lease cost	$359
Cash paid for operating lease liability	301
Weighted-average remaining lease term	7.11	years
Weighted-average discount rate	3.28%

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
	(In thousands)
September 30, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,057	$—
CMO’s – agency	—	113,108	—
Total	$—	$139,165	$—

December 31, 2018
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,675	$—
CMO’s – agency	—	119,023	—
Total	$—	$145,698	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018. There were no assets measured on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at September 30, 2019 and December 31, 2018:

	Fair Value Measurement at September 30, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,676	$669	$61,007	$—	$61,676
Securities available-for-sale	139,165	—	139,165	—	139,165
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	527,208	—	—	531,031	531,031
Accrued interest receivable	3,159	—	386	2,773	3,159

Financial Liabilities:
Time deposits	19,959	—	19,946	—	19,946
Demand and other deposits	624,552	624,552	—	—	624,552
Secured borrowings	87	—	87	—	87
Accrued interest payable	11	—	11	—	11

	Fair Value Measurement at December 31, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$30,562	$659	$29,903	$—	$30,562
Securities available-for-sale	145,698	—	145,698	—	145,698
Securities, restricted, at cost	2,583	N/A	N/A	N/A	N/A
Loans, net	462,472	—	—	464,144	464,144
Accrued interest receivable	3,855	—	368	3,487	3,855

Financial Liabilities:
Time deposits	20,417	—	20,377	—	20,377
Demand and other deposits	548,004	548,004	—	—	548,004
Secured borrowings	89	—	89	—	89
Accrued interest payable	15	—	15	—	15

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax for the three and nine months ending September 30, 2019 and 2018:

	Three months ended		Nine months ended
	At September 30,		At September 30,
	2019	2018	2019	2018
	(In thousands)
Unrealized Losses on Available-for-Sale Securities
Beginning balance	$(80)	$(3,257)	$(2,614)	$(1,390)
Other comprehensive income (loss) before reclassifications, net of tax	466	(564)	3,000	(2,431)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	466	(564)	3,000	(2,431)
Ending balance	$386	$(3,821)	$386	$(3,821)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2019 and December 31, 2018 and results of operations for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2018 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10‑Q.

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

All loans, except for smaller dollar consumer loans, are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated as a specific allowance. The measurement of an impaired loan is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Assets.  Our total assets were $759.7 million at September 30, 2019, an increase of $95.8 million, or 14.4%, from $663.9 million at December 31, 2018, primarily due to increases in loans of $65.8 million, or 14.1%, cash and cash equivalents of $31.1 million, or 101.8%, offset by a decrease in securities of $6.5 million, or 4.5%.

Loans.  At September 30, 2019, loans were $533.9 million, or 82.8% of total deposits, compared to $468.1 million, or 82.4% of total deposits, at December 31, 2018. The growth in loans was primarily driven by increases in commercial loans. Commercial loans increased $56.1 million, or 29.2%, to $247.9 million at September 30, 2019 from $191.8 million at December 31, 2018.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$127,824	51.9%	$112,742	53.3%
Case cost lines of credit	55,159	22.4	37,054	17.6
Term loans	28,136	11.5	26,851	12.7
Total Commercial Attorney-Related	211,119	85.8	176,647	83.6
Consumer Attorney-Related:
Post-settlement consumer loans	34,234	13.9	33,576	15.9
Structured settlement loans	833	0.3	1,137	0.5
Total Consumer Attorney-Related	35,067	14.2	34,713	16.4
Total Attorney-Related Loans	$246,186	100.0%	$211,360	100.0%

At September 30, 2019, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $246.2 million, or 46.2% of our total loan portfolio, compared to $211.4 million at December 31, 2018. The balance of Attorney-Related loans can fluctuate based on paydowns and draws of lines of credit. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale decreased $6.5 million, or 4.5%, to $139.2 million at September 30, 2019 from $145.7 million at December 31, 2018, driven by purchases of $9.9 million and unrealized gains of $4.1 million, offset by paydowns of $20.2 million and net amortization of $0.3 million.

Funding. Total deposits increased $76.1 million, or 13.4%, to $644.5 million at September 30, 2019 from $568.4 million at December 31, 2018. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $624.6 million at September 30, 2019, or 96.9% of total deposits at that date, compared to $548.0 million or 96.4% of total deposits at December 31, 2018.

At September 30, 2019, we had the ability to borrow a total of $109.7 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $23.6 million. At September 30, 2019, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2019.

Equity. Total stockholders’ equity increased $14.1 million, or 15.2%, to $106.9 million at September 30, 2019, from $92.8 million at December 31, 2018.

Asset Quality. Nonperforming assets, consisting of several nonaccrual consumer loans, totaled $1.1 million as of September 30, 2019. Nonperforming assets as a percentage of total assets was 0.14%. There were no nonperforming assets as of December 31, 2018. The allowance for loan losses was $6.7 million, or 1.26% of total loans, as compared to $5.6 million, or 1.20% of total loans at December 31, 2018. The increase in the allowance as a percentage of loans was primarily related to loan growth in the commercial, commercial real estate and consumer loan categories. These nonperforming loans as of September 30, 2019 represent several deceased claimants in the NFL post-settlement consumer loan portfolio and a missed lien payment by a law firm on a post-settlement loan. For a discussion of risk factors relating to consumer post-settlement loans, please refer to Item 1A. Risk Factors.

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

	For the Three Months Ended September 30,
	2019			2018
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$528,328	$8,312	6.24%	$416,004	$6,432	6.13%
Securities, includes restricted stock	146,408	950	2.57%	157,635	1,035	2.60%
Interest earning cash	45,688	236	2.05%	33,777	153	1.80%
Total interest earning assets	720,424	9,498	5.23%	607,416	7,620	4.98%

NONINTEREST EARNING ASSETS	34,267			14,803

TOTAL AVERAGE ASSETS	$754,691			$622,219

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$381,533	$625	0.65%	$327,548	$291	0.35%
Time deposits	19,902	125	2.49%	17,555	41	0.93%
Total interest bearing deposits	401,435	750	0.74%	345,103	332	0.38%
Short-term borrowings	1	—	—%	1,131	7	2.46%
Secured borrowings	88	1	6.22%	273	5	7.27%
Total interest bearing liabilities	401,524	751	0.74%	346,507	344	0.39%

NONINTEREST BEARING LIABILITIES
Demand deposits	240,502			183,864
Other liabilities	8,785			4,708
Total noninterest bearing liabilities	249,287			188,572
Stockholders' equity	103,880			87,140

TOTAL AVG. LIABILITIES AND EQUITY	$754,691			$622,219
Net interest income		$8,747			$7,276
Net interest spread			4.49%			4.58%
Net interest margin			4.82%			4.75%

	For the Nine Months Ended September 30,
	2019			2018
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$498,989	$23,524	6.30%	$380,918	$17,378	6.10%
Securities, includes restricted stock	151,557	3,073	2.71%	149,556	2,906	2.60%
Interest earning cash	41,326	706	2.28%	40,249	470	1.56%
Total interest earning assets	691,872	27,303	5.28%	570,723	20,754	4.86%

NONINTEREST EARNING ASSETS	30,281			11,556

TOTAL AVERAGE ASSETS	$722,153			$582,279

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$356,812	$1,665	0.62%	$281,768	$580	0.28%
Time deposits	20,034	375	2.50%	27,126	140	0.69%
Total interest bearing deposits	376,846	2,040	0.72%	308,894	720	0.31%
Short-term borrowings	1	—	—%	382	6	2.10%
Secured borrowings	88	4	6.08%	275	15	7.29%
Total interest bearing liabilities	376,935	2,044	0.73%	309,551	741	0.32%

NONINTEREST BEARING LIABILITIES
Demand deposits	238,485			184,382
Other liabilities	7,676			3,117
Total noninterest bearing liabilities	246,161			187,499
Stockholders' equity	99,057			85,229

TOTAL AVG. LIABILITIES AND EQUITY	$722,153			$582,279
Net interest income		$25,259			$20,013
Net interest spread			4.55%			4.54%
Net interest margin			4.88%			4.69%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$1,765	$115	$1,880	$5,549	$597	$6,146
Securities, includes restricted stock	(73)	(12)	(85)	39	128	167
Interest earning cash	59	24	83	13	223	236
Total interest income	1,751	127	1,878	5,601	948	6,549

Interest paid on:
Savings, NOW, Money Markets	55	279	334	188	897	1,085
Time deposits	6	78	84	(45)	280	235
Total deposits	61	357	418	143	1,177	1,320
Short-term borrowings	(7)	—	(7)	(6)	—	(6)
Secured borrowings	(3)	(1)	(4)	(9)	(2)	(11)
Total interest expense	51	356	407	128	1,175	1,303
Change in net interest income	$1,700	$(229)	$1,471	$5,473	$(227)	$5,246

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General.  Net income increased $2.1 million, or 126.9%, to $3.8 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018. The increase resulted from a $1.5 million increase in net interest income and a $1.7 million increase in noninterest income, which was partially offset by a $274 thousand increase in noninterest expense.

Interest Income.  Interest income increased $1.9 million, or 24.6%, to $9.5 million for the three months ended September 30, 2019 from $7.6 million for the three months ended September 30, 2018. This was primarily attributable to an increase in loan interest income, which increased $1.9 million, or 29.2%, to $8.3 million for the three months ended September 30, 2019 from $6.4 million for the three months ended September 30, 2018.

The increase in interest income on loans was due to an increase in the average balance of loans during the quarter ended September 30, 2019 of $112.3 million or 27.0% as well as an 11 basis point increase in the average rate of loans. The increase in the average rate of loans is due to volume increases in higher yielding loan categories.

Interest Expense.  Interest expense increased $407 thousand, or 118.3%, to $751 thousand for the three months ended September 30, 2019 from $344 thousand for the three months ended September 30, 2018, primarily due to increases in rates of deposits. The average rate we paid on interest bearing deposits increased 36 basis points to 0.74% for the three months ended September 30, 2019 compared to 0.38% for the three months ended September 30, 2018, driven by increases in short-term rates.

Net Interest Income.  Net interest income increased $1.5 million, or 20.2%, to $8.7 million for the three months ended September 30, 2019 from $7.3 million for the three months ended September 30, 2018, primarily due to an increase in average interest earning assets. Our net interest rate spread decreased 9 basis points to 4.49% for the three months ended September 30, 2019 from 4.58% for the three months ended September 30, 2018, while our net interest margin increased 7 basis points to 4.82% for the three months ended September 30, 2019 from 4.75% for the three months ended September 30, 2018. The increase in net interest margin was due to a 25 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields, partially offset by an increase in our cost of funds.

Provision for Loan Losses.  Our provision for loan losses was $425 thousand for the three months ended September 30, 2019 compared to $450 thousand for the three months ended September 30, 2018. The provisions recorded resulted in an allowance for loan losses of $6.7 million, or 1.26% of total loans at September 30, 2019, compared to $5.6 million, or 1.20% of total loans at December 31, 2018. The provision is reflective of growth in the loan portfolio and charge-offs.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$3,284	$1,300	$1,984	152.6%
Customer related fees and service charges	191	500	(309)	(61.8)
Total noninterest income	$3,475	$1,800	$1,675	93.1%

Merchant processing income increased due to expansion of our sales channels through our ISO business partners, increases in the number of merchants and additional fee allocation arrangements with our ISOs. Volumes increased 58.9% to $3.2 billion for the three months ended September 30, 2019 compared to $2.0 billion for the three months ended September 30, 2018. Additionally, our fee income per transaction increased 3.7 basis points, or 62.1%, to 9.7 basis points as compared to the three months ended September 30, 2018. Customer related fees and service charges, consisting primarily of administrative service payments (“ASP”) on off-balance sheet funds, declined by $309 thousand or 61.8% compared to the three months ended September 30, 2018. ASP fee income is impacted the volume of off-balance sheet funds, the duration of these funds, and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$3,817	$4,161	$(344)	(8.3)%
Occupancy and equipment	517	429	88	20.5
Professional and consulting services	816	547	269	49.2
FDIC and regulatory assessments	40	79	(39)	(49.4)
Advertising and marketing	230	146	84	57.5
Travel and business relations	136	116	20	17.2
Data processing	638	485	153	31.5
Other operating expenses	410	367	43	11.7
Total noninterest expense	$6,604	$6,330	$274	4.3%

Excluding a one-time pretax compensation charge relating to the passing of our former Chairman totaling $1.2 million in the third quarter of 2018, noninterest expense increased $1.4 million for the third quarter of 2019. Employee compensation and benefits costs increased due to an increase in the number of employees as well as the impact of year end salary increases. Professional and consulting costs increased due to our IT enterprise-wide architecture assessments and other pre-development IT costs. Data processing costs were higher due to increased processing volume primarily driven by our core banking platforms as well as additional costs related to certain system implementations.

Income Tax Expense.  We recorded an income tax expense of $1.4 million for the three months ended September 30, 2019, reflecting an effective tax rate of 26.5%, compared to $614 thousand, or 26.7%, for the three months ended September 30, 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General.  Net income increased $4.4 million, or 75.2%, to $10.3 million for the nine months ended September 30, 2019 from $5.9 million for the nine months ended September 30, 2018. The increase resulted from a $5.2 million increase in net interest income and a $2.8 million increase in noninterest income, which was partially offset by a $1.7 million increase in noninterest expense.

Interest Income.  Interest income increased $6.5 million, or 31.6%, to $27.3 million for the nine months ended September 30, 2019 from $20.8 million for the nine months ended September 30, 2018. This was primarily attributable to an increase in loan interest income, which increased $6.1 million, or 35.4%, to $23.5 million for the nine months ended September 30, 2019 from $17.4 million for the nine months ended September 30, 2018.

The increase in interest income on loans was due to an increase in the average balance of loans during the nine months ended September 30, 2019 of $118.1 million or 31.0% as well as a 20 basis point increase in the average rate of loans. The increase in the average rate of loans is due to volume increases in higher yielding loan categories. Securities interest income also increased due to an increase in the average balance of securities during the nine months ended September 30, 2019 of $2.0 million, or 1.3% and a 11 basis point increase in the average rate of securities when compared to the first nine months of 2018.

Interest Expense.  Interest expense increased $1.3 million, or 175.8%, to $2.0 million for the nine months ended September 30, 2019 from $741 thousand for the nine months ended September 30, 2018, primarily due to increases in rates of deposits. The average rate we paid on interest bearing deposits increased 41 basis points to 0.72% for the nine months ended September 30, 2019 compared to 0.31% for the nine months ended September 30, 2018, driven by increases in short-term rates.

Net Interest Income.  Net interest income increased $5.2 million, or 26.2%, to $25.3 million for the nine months ended September 30, 2019 from $20.0 million for the nine months ended September 30, 2018, primarily due to an increase in average interest earning assets and rising rates. Our net interest margin increased 19 basis points to 4.88% for the nine months ended September 30, 2019 from 4.69% for the nine months ended September 30, 2018. The increase in net interest margin was due to a 42 basis point increase in the average yield earned on interest earning assets, primarily driven by an increase in loan yields, partially offset by an increase in our cost of funds.

Provision for Loan Losses.  Our provision for loan losses was $1.3 million for the nine months ended September 30, 2019 compared to $975 thousand for the nine months ended September 30, 2018. The higher provision is reflective of growth and charge-offs as well as the composition of the loan portfolio.

Noninterest Income.  Noninterest income information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$7,994	$3,532	$4,462	126.3%
Customer related fees and service charges	653	2,322	(1,669)	(71.9)
Total noninterest income	$8,647	$5,854	$2,793	47.7%

Merchant processing income increased due to growth in our sales channels through our ISO business partners, increases in the number of merchants and additional fee allocation arrangements with our ISOs. Volumes increased 69.6% to $8.6 billion for the nine months ended September 30, 2019 compared to $5.1 billion for the nine months ended September 30, 2018. Additionally, our fee income per transaction increased 2.3 basis points, or 36.4%, to 8.8 basis points as compared to the nine months ended September 30, 2018. Customer related fees and service charges, consisting primarily of administrative service payments (“ASP”) on off-balance sheet funds, declined by $1.7 million or 71.9%

compared to the nine months ended September 30, 2018. ASP fee income is impacted the volume of off-balance sheet funds, the duration of these funds, and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$10,841	$10,230	$611	6.0%
Occupancy and equipment	1,399	1,287	112	8.7
Professional and consulting services	2,146	1,859	287	15.4
FDIC and regulatory assessments	211	235	(24)	(10.2)
Advertising and marketing	592	442	150	33.9
Travel and business relations	372	384	(12)	(3.1)
Data processing	1,857	1,415	442	31.2
Other operating expenses	1,175	1,039	136	13.1
Total noninterest expense	$18,593	$16,891	$1,702	10.1%

Excluding a one-time pretax compensation charge relating to the passing of our former Chairman totaling $1.2 million in the third quarter of 2018, noninterest expense increased $2.9 million for the nine months ended September 30 2019. Employee compensation and benefits costs increased due to an increase in the number of employees as well as the impact of year end salary increases. Data processing costs were higher due to increased processing volume primarily driven by our core banking platforms as well as additional costs related to certain system implementations. Professional and consulting costs increased due to our IT enterprise-wide architecture assessments and other pre-development IT costs.

Income Tax Expense.  We recorded an income tax expense of $3.8 million for the nine months ended September 30, 2019, reflecting an effective tax rate of 27.0%, compared to $2.1 million, or 26.7%, for the nine months ended September 30, 2018.

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

	At September 30,
	2019
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change
	(Dollars in thousands)
400	$46,974	9,515
300	44,376	6,917
200	41,945	4,486
100	39,751	2,292
0	37,459	—
(100)	34,257	(3,202)
(200)	31,988	(5,471)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2019.

	At September 30,
	2019
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
	(Dollars in thousands)
400	$148,967	22,593
300	144,297	17,923
200	139,851	13,477
100	134,844	8,470
0	126,374	—
(100)	110,729	(15,645)
(200)	93,214	(33,160)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $61.7 million.

At September 30, 2019, through pledging of our securities, we had the ability to borrow a total of $109.7 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $23.6 million. At September 30, 2019, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2019.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2019, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2019
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	18.08%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	16.90%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	16.90%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.11%

The federal banking agencies proposed a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”  The rule was adopted in final form, effective January 1, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of September 30, 2019.

	Contractual Maturities as of September 30, 2019

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$560	$1,220	$1,280	$1,460	$4,520
Time deposits	17,962	1,997	—	—	19,959
Total	$18,522	$3,217	$1,280	$1,460	$24,479

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2019, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10‑K except for the risk factor included below:

Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program could increase our actual loan losses which would decrease earnings.

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claim’s administrator, have extended the duration of our assets which may increase our credit risk. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of our NFL loan customers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank for the related loan, we may experience credit losses, which could have an adverse effect on our operating results. We ceased the NFL loan origination program in December 2017 and our gross NFL consumer loan exposure as of September 30, 2019 is approximately $30.5 million.

As of September 30, 2019, we have received payoffs on approximately 20% of our NFL claimant loans as compared to the overall payoffs for claim registrations with the NFL claims administrator of approximately 4.8%. Our weighted average remaining maturity of the NFL portfolio is approximately 2.2 years as of September 30, 2019, excluding those loans on non-accrual. If processing of claims for our portfolio extends beyond our maturity for these loans due to the aforementioned fraud or the additional administrative processes, portfolio delinquencies could increase in the future.

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

101.0

The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 8, 2019	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: November 8, 2019	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer