Form 10-K
period 2019-12-31
Esquire Financial Holdings, Inc.
filed 2020-03-12
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of  $25.15 as of June 30, 2019, was $154.2 million.

As of March 1, 2020, there were 7,697,146 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

i

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

•	loan delinquencies and changes in the underlying cash flows of our borrowers;
•	the impairment of our investment securities;
•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
•	the failure or security breaches of computer systems on which we depend;
•	political instability;
•	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a bank holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, primarily anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial and consumer loans tailored to the litigation market (“Attorney-Related Loans”) enhance our overall yield on our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. Additionally, our merchant processing activities generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate as demonstrated by comparing our performance metrics for the years ended 2019 and 2018.

For the year ended December 31, 2019 as compared to 2018:

•	Our net income increased 61.9% to $14.1 million or $1.82 per diluted common share.
•	We had a net interest margin of 4.86%, an increase from 4.73%, primarily driven by a low cost of funds of 0.41% on our deposits.
•	Our loans increased 20.8%, or $97.3 million, to $565.4 million, with solid asset quality metrics.

•

Our noninterest income increased 50.4% to $11.8 million, which represented 25.7% of our total revenue (net interest income plus noninterest income) at December 31, 2019, primarily driven by our merchant services platform.

•	As of December 31, 2019, our total assets, loans, deposits and stockholders’ equity totaled $798.0 million, $565.4 million, $680.6 million and $111.1 million, respectively.

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

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions. Our relationships within the litigation community are a key contributor to our loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 60% of our deposit base at December 31, 2019. In addition to our lending activities, we have also remained steadfast in growing our merchant services platform. We provide dynamic and flexible merchant services solutions to small business owners. Our merchant services platform has grown to approximately 40,000 small businesses at December 31, 2019, which generated most of our noninterest income which represented 25.7% of our revenue for the year ended December 31, 2019. We believe merchant services represents a significant opportunity for future growth in fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $660.9 million at December 31, 2019, which is the key driver of our total cost of deposits of 0.41%. These stable low cost funds are driven by our attorney operating and escrow deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. We do not have traditional “brick and mortar” branches to support our deposit growth. Instead, we rely on our robust attorney network to gather deposits and our customers utilize on-line cash management technology to manage their operating and escrow accounts as well as their business banking needs across the country.

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

We have established our niche in the litigation market through the strategic development of a business model that understands our market’s unique needs and provides access to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our management team, Board, Advisory Board, attorney stockholders and attorney customers. Our attorney customers and attorney stockholders are well-known, influential market figures and active members of some of the leading litigation law firms in the nation and national and state bar associations as well as other industry leading companies. In addition, we have established informal affiliations or relationships with key industry organizations such as New York State Trial Lawyers Association, Consumer Attorneys of California, Florida Justice Association, and a number of other state and national trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to thousands of plaintiff law firms.

Our traditional community banking market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. As of December 31, 2019, New York County’s $2.1 trillion deposit market was much larger than the $79.1 billion deposit market in Nassau County.

Competition

The bank and non-bank financial services industries in our markets and surrounding areas is highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance companies on a nationwide basis. We experience competition in both lending and attracting deposit funds as well as merchant processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

Competition for Attorney-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. While some overlap exists between the litigation market loan products offered by Esquire Bank and these companies (primarily lines of credit, case-cost and post-settlement commercial loans), there are a number of critical differences that management believes give Esquire Bank a competitive advantage:

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

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2019, these product lines in aggregate totaled $253.8 million (or 44.9% of our loan portfolio). As of December 31, 2019, our commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans (“Commercial Attorney-Related Loans”), totaled $219.6 million, or 86.5% of our total attorney-related loan portfolio and 38.9% of our loan portfolio. As of December 31, 2019, our consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans (“Consumer Attorney-Related Loans”), totaled $34.2 million, or 13.5% of our total Attorney-Related Loan portfolio and 6.1% of our loan portfolio. With respect to our Attorney-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2019, approximately 36.3% and 11.9% of the Commercial Attorney-Related Loans outstanding had been extended to customers in New York and California, respectively. There were five other states with loan balance concentrations between 5.0% and 11.9% each of total Commercial Attorney-Related Loans. Our current Loan Policy limits the percentage of out-of-state loans to 25% per loan type in any one state other than New York.

As of December 31, 2019, our total real estate loans, which consist of 1 – 4 family residential loans, commercial real estate loans, multifamily loans and construction loans, totaled $259.7 million (or 46.0% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified merchant customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2019, commercial loans (excluding Commercial Attorney-Related Loans of $219.6 million) totaled $38.4 million (or 6.8% of total loans). All commercial loans are originated internally and totaled $258.0 million (or 45.7% of our total loans) at December 31, 2019.

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

•

Working Capital Lines of Credit (“WC LOC”).  WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $148.2 million at December 31, 2019 (or 58.4% of total Attorney-Related Loans).

•

Case Cost Lines of Credit.  Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $59.1 million at December 31, 2019 (or 23.2% of total Attorney-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.

•

Term Loans.  Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $12.4 million at December 31, 2019 (or 4.9% of total Attorney-Related Loans).

•

Post-Settlement Commercial and Other Commercial Attorney-Related Loans.  Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial attorney-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2019 there were no post-settlement commercial loans outstanding.

Consumer Loans.  Consumer loans are primarily post-settlement consumer and structured settlement loans made to plaintiffs and claimants as described below. Consumer loans are also originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2019, total consumer loans (excluding Consumer Attorney-Related Loans of $34.2 million) totaled $13.1 million (or 2.3% of total loans).

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

•

Post-Settlement Consumer Loans.  Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of post-settlement consumer loans to individuals was $33.5 million at December 31, 2019. Loans related to the National Football League Concussion Case (“NFL”) represented $30.1 million or 90.0% of our total post-settlement loans as of December 31, 2019.

•

Structured Settlement Loans.  Structured settlement loans are structured such that the annuity provider (a highly rated insurance company) is directed by the court, at the request of the borrower, to deposit the borrower’s payments into an account designated by us. Loan payments are then automatically deducted from the annuity payment. At December 31, 2019, structured loans in our loan portfolio totaled $0.7 million.

Real Estate Loans.  The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $152.6 million (or 27.0% of total loans) as of December 31, 2019. The multifamily loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. We originate and purchase multifamily loans. Whether originated or purchased, all loans are independently underwritten by Esquire Bank utilizing the same underwriting criteria and approved by the Directors Loan Committee or in accordance with our Board established approval authorities.

1 – 4 Family Residential.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($48.1 million, or 8.5% of total loans, as of December 31, 2019) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Commercial Real Estate (“CRE”).  CRE loans totaled $52.5 million (or 9.3% of total loans) as of December 31, 2019 and consisted primarily of loans secured by mixed use properties (43.9% of the CRE portfolio), hospitality properties (20.0% of the CRE portfolio) and warehouses (33.3% of the CRE portfolio), with the remainder comprised of condo associations and office/retail properties. Owner-occupied loans represented 33.2% of the CRE portfolio at December 31, 2019. We both originate and purchase CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria, and approved by the Directors Loan Committee.

Construction Loans.  Construction loans are originated on an opportunistic basis and totaled $6.5 million (or 1.1% of total loans) at December 31, 2019.

Merchant Services Activities

We provide merchant services as an acquiring bank primarily through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. This model is designed to mitigate the risks associated with merchant losses resulting from chargebacks, fraud, non-compliance issues or even insolvency to the ISO. In an ISO model, the bank and the ISO jointly enter into the merchant agreement with each merchant. We believe this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. To date, Esquire Bank has not incurred any losses from its merchant services activities.

We entered into the merchant processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2019, merchant processing revenues were approximately $11.0 million and represented most of our noninterest income, which was 25.7% of our total revenue and represented an increase of 121.2% over full year 2018. At December 31, 2019, we had 29 active ISOs, servicing approximately 40,000 merchants, and for the year ended December 31, 2019, we processed $11.9 billion in card volume. We intend to continue to expand our merchant processing business.

Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2019, we had contractual arrangements with three payment processors or clearing agents, TSYS, JetPay, and TriSource, which are utilized by Esquire Bank and our ISOs to authorize, process and settle card transactions.

We have implemented a comprehensive risk mitigation program for our merchant services business which includes detailed policies and procedures applicable to both ISOs and merchants pertaining to due diligence, risk and underwriting and Bank Secrecy Act compliance, among other objectives. Our Merchant Acquiring and Risk Policy establishes authorities and guidelines for the Bank to acquire merchant servicing arrangements with ISOs, agent banks, direct merchants and through merchant portfolio acquisitions. Such guidelines include initial and ongoing due diligence requirements and approval authorities. All merchants, regardless of how the merchant is acquired, must meet our Merchant Credit/Underwriting Policy requirements. In addition, credit approval requirements and authorities for approving merchants and ISOs are clearly defined in our Merchant Acquiring and Risk Policy.

Our Merchant Acquiring and Risk Policy establishes stringent requirements related to the due diligence conducted initially and on an ongoing basis, requirements for the ISO contract, our responsibilities and the ISO’s responsibilities in connection with the sponsorship and other matters. In the event of a potential loss and in accordance with the terms of the ISO Merchant Agreement, we can take the following actions to collect: charge the merchant account; charge the merchant reserve account; charge the ISO reserve account; and deduct from the ISO monthly residual on an ongoing basis until fully recovered.

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our merchant servicing portfolio as compared to direct merchant service providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2019, we received a blended rate of approximately nine basis points for merchant processing, compared to direct merchant service providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing more than 60% of the $680.6 million in total deposits at December 31, 2019. Our core deposits (excluding time deposits) represent 97.1% of our total deposits at December 31, 2019. Our total cost of deposits is 0.41% at December 31, 2019, anchored by our noninterest bearing demand deposits and attorney escrow funds representing 29.7% and 57.5%, respectively, of total deposits. We require deposit balances associated with our commercial loan arrangements and cash management relationships maintained by our commercial lending. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Jericho, New York. The vast majority of our customers utilize our on-line cash management technology to manage their operating and escrow accounts across the country.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings as a significant funding source. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our merchant services platform and other local businesses, individuals through client referrals and other relationships and through our single retail branch. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 97.1% in core deposit accounts at December 31, 2019. Our deposit strategy primarily focuses on developing borrowing and other service orientated relationships with customers rather than competing with other institutions on rate. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

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

Consumer Loans.  Consumer loans primarily consist of our Consumer Attorney-Related Loans, which include post-settlement consumer loans and structured settlement loans. Other consumer loans originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs, are generally dependent on the credit quality of the individual borrower and may be secured or unsecured. To ensure the value of the settlement amount and likelihood and timeframe of payout, we require an executed settlement agreement or an affidavit of attorney attesting to the existence of an accepted offer. Post-settlement consumer loans are generally for one year terms with extensions granted based on acceptable supporting documentation regarding case status and viability, at Esquire Bank’s discretion. Structured settlement loans are generally for terms of three, five or seven years. As the settlements are court ordered, the risks of settlements being renegotiated after we have made the loans are minimal.

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

Commercial Real Estate and Multifamily Loans.  Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than 1 – 4 family residential mortgage loans. Of primary concern in commercial and multifamily real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than 1 – 4 family residential real estate loans, to adverse conditions in the real estate market or the economy.

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

Construction Loans.  Construction lending involves additional risks when compared with permanent 1 – 4 family residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2019, our regulatory limit on loans-to-one borrower was $16.2 million.

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

In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch, special mention or substandard based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

In addition to our general credit risk management processes, we employ additional risk management processes and procedures for our commercial loans to law firms and our post-settlement loan portfolio. We require borrowing base updates at least annually and also engage in active review and monitoring of the borrowing base collateral itself, including field audits.

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale and can be used to collateralize Federal Home Loan Bank of New York (FHLB) borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2019, our securities had a fair value of  $146.4 million, and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

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

We are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2019.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, three financial institutions and the Federal Reserve Bank discount window. Although we do not utilize borrowings as a significant funding source, we have from time to time utilized advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2019, we had $143.7 million of available borrowing capacity with the FHLB. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $22.9 million. The other borrowing lines are maintained primarily for contingency funding sources. No amounts were outstanding on any of the aforementioned lines as of December 31, 2019.

Personnel

As of December 31, 2019, we had 86 full-time employees, none of whom are represented by a collective bargaining unit.

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

Esquire Bank, National Association

Loans and Investments

National banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, 1 – 4 family residential mortgages or consumer loans. Aggregate loans by a national bank to any single borrower or group of related borrowers are generally limited to 15% of Esquire Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.

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

Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points of total assets less tangible equity. The Dodd-Frank Act specified that institutions with greater than $10 billion of assets be required to bear the burden of raising the DIF reserve ratio from 1.15% to 1.35%.  Such institutions were subject to a surcharge beginning July 1, 2016 to that end.  The FDIC announced that the 1.35% reserve ratio had been met as of September 30, 2018.  Institutions of less than $10 billion of assets, such as Esquire Bank, received a credit for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, effective when the ratio reaches 1.38%.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, through the FDIC as collection agent, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The final bonds issued by the FICO matured in September 2019.

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

Legislation enacted in 2018 required the federal banking agencies, including the Federal Reserve, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in November 2019 set the community bank leverage ratio at 9%.

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

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain 1 – 4 family residential mortgages a bank’s loans to its executive officers, may not exceed the greater of  $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser or $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Reserve System

Under FRB regulations, Esquire Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts, including checking and NOW accounts. The regulations currently require that reserves of 3% be maintained against aggregate transaction accounts over $16.9 million and 10% against that portion of total transaction accounts in excess of  $127.5 million. The first $16.9 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB.

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

We have only been in existence since 2006, and from 2016 through 2019, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our limited operating history and recent accelerated growth, in particular in our merchant services business, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

Because we intend to continue to increase our commercial loans, our credit risk may increase.

At December 31, 2019, our commercial loans totaled $258.0 million, or 45.7% of our total loans, including $219.6 million of Commercial Attorney-Related Loans, which represented 86.5% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and post-settlement commercial and other commercial attorney-related loans. These loans generally have more risk than 1 – 4 family residential mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Attorney-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Attorney-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions and the timing of the overall judicial process. In our experience, an average case can take two to four years to litigate. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Attorney-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family residential mortgage loan or a commercial real estate loan.

Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as 1 – 4 family residential loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

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

At December 31, 2019, we had $152.6 million of multifamily loans and $52.5 million of commercial real estate loans. Multifamily and commercial real estate loans represented 36.3% of our total loan portfolio at December 31, 2019. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We expect to increase our originations of consumer loans, including post-settlement consumer and structured settlement loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2019, our consumer loans totaled $47.3 million, or 8.4% of our total loan portfolio, of which $33.5 million, or 70.7%, were post-settlement consumer loans and $0.7 million, or 1.6%, were structured settlement loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than 1 – 4 family residential loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Attorney-Related Loans, which consist of post-settlement consumer and structured settlement loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Additionally, we have a concentration in NFL loans which totaled $30.1 million or 90.0% of our total post-settlement loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our originations of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.

Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program, revisions to qualifying physician requirements, and other administrative changes could increase our actual loan losses which would decrease earnings.

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claim’s administrator, have extended the duration of our assets which may increase our credit risk. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of our NFL loan customers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank for the related loan, we may experience credit losses, which could have an adverse effect on our operating results. We ceased the NFL loan origination program in December 2017 and our gross NFL consumer loan exposure as of December 31, 2019 is approximately $30.1 million.

As of December 31, 2019, we have received payoffs on approximately 20% of our NFL claimant loans as compared to the overall payoffs for claim registrations with the NFL claims administrator of approximately 5%. Our weighted average remaining maturity of the NFL portfolio is approximately 2.0 years as of December 31, 2019, excluding those loans on non-accrual. If processing of claims for our portfolio extends beyond our maturity for these loans due to the aforementioned fraud or the additional administrative processes, portfolio delinquencies, credit rating downgrades and losses could increase in the future, negatively impacting earnings.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, 1 – 4 family residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2019, 58.1% of our loan portfolio was in New York and our loan portfolio had concentrations of 47.9% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

We are exposed to the risks of natural disasters and global market disruptions.

We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be a sudden change in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

At December 31, 2019, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.24%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. We had $1.5 million in nonperforming loans at December 31, 2019. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

The FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2019, the weighted average age of our loans was 3.20 years, 2.11 years, 1.90 years, 3.15 years, 2.44 years and 1.97 years for our 1 – 4 family residential loans, multifamily loans, commercial real estate loans, construction loans, commercial loans and consumer loans, respectively. At December 31, 2019, the weighted average age of our loan portfolio was 2.33 years.

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

As a part of the products and services that we offer, we make commercial, consumer and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their market for products and services, and to effectively respond to those changes. Additional factors related to the credit quality of consumer loans, particularly consumer post-settlement loans, include the quality of the post-settlement claim and unforeseen court rulings or administrative legal anomalies which could impact the final settlement amount. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition, and results of operations.

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

Consumer and commercial banking as well as merchant services are highly competitive industries. Our market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including merchant services. Competition for Attorney-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. We also face significant competition from many larger institutions, including large commercial banks and third party processors that operate in the merchant services business, and our ability to grow that portion of our business depends on us being able to continue to attract and retain ISOs and merchants. Some of these competitors may have a long history of successful operations nationally as well as in our market area and greater ties to businesses or the legal community and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks and specifically finance companies to compete in our market area and for non-banks to offer products and services traditionally provided by banks.

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

Our ten largest deposit clients account for 32.2% of our total deposits.

As of December 31, 2019, our ten largest bank depositors accounted for, in the aggregate, 32.2% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do. As a result of our size, at December 31, 2019, our legal lending limit was $16.2 million. Our lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us. We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.    Properties

At December 31, 2019, we conducted business through our corporate headquarters in Jericho, New York (Nassau County), one full service branch in Jericho, New York, and one administrative office in Boca Raton, Florida. All the current locations are leased properties. At December 31, 2019, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $2.8 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2019, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of February 25, 2020 was 1,060. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

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

The following table summarizes information as of December 31, 2019 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	916,425	$13.56	232,812
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	916,425	$13.56	232,812

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

On January 9, 2019, the board of directors approved a stock repurchase program which authorized the repurchase of up to 300,000 shares of its common stock, or approximately 4.0% of its outstanding shares. There is no expiration for the stock repurchase plan. Subsequent to December 31, 2019, 8,506 shares have been repurchased as of March 11, 2020.

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

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$798,008	$663,899	$533,557	$424,833	$352,650
Cash and cash equivalents	61,806	30,562	43,077	42,993	33,154
Securities available-for-sale, at fair value	146,419	145,698	128,758	92,645	84,239
Loans, net	558,380	462,472	344,714	275,165	221,720
Securities, restricted, at cost	2,665	2,583	2,183	1,649	1,430
Total deposits	680,620	568,421	448,494	370,788	301,687
Secured borrowings	86	89	278	371	381
Total stockholders’ equity	111,062	92,774	83,383	52,186	49,425

Income Statement Data:
Interest income	$36,659	$28,951	$20,394	$16,168	$12,451
Interest expense	2,548	1,212	538	511	457
Net interest income	34,111	27,739	19,856	15,657	11,994
Provision for loan losses	1,850	1,375	905	595	930
Net interest income after provision for loan losses	32,261	26,364	18,951	15,062	11,064
Noninterest income	11,811	7,855	5,516	4,125	2,943
Noninterest expense	24,934	22,295	17,433	14,599	12,171
Net income before income taxes	19,138	11,924	7,034	4,588	1,836
Income tax expense	4,995	3,190	3,390	1,766	664
Net income	14,143	8,734	3,644	2,822	1,172

Per Share Data:
Earnings per common share:
Basic	$1.91	$1.18	$0.59	$0.56	$0.25
Diluted	$1.82	$1.13	$0.58	$0.55	$0.25
Book value per common share(1)	$14.51	$12.32	$11.38	$10.29	$9.72
Tangible book value per common share(2)	$14.51	$12.32	$11.38	$10.29	$9.72

Selected Performance Ratios:
Return on average assets	1.93%	1.45%	0.80%	0.74%	0.36%
Return on average common equity	13.95%	10.12%	5.38%	5.48%	2.77%
Interest rate spread	4.56%	4.56%	4.33%	4.15%	3.64%
Net interest margin	4.86%	4.73%	4.43%	4.25%	3.74%
Efficiency ratio(3)	54.30%	59.34%	68.71%	73.82%	81.48%
Average interest earning assets to average interest bearing liabilities	181.71%	182.23%	181.75%	167.13%	170.76%
Average equity to average assets	13.83%	14.37%	14.93%	13.87%	13.42%

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Asset Quality Ratios:
Allowance for loan losses to total loans	1.24%	1.20%	1.22%	1.23%	1.25%
Allowance for loan losses to nonperforming loans(4)	473.51%	N/A	N/A	N/A	N/A
Net charge-offs (recoveries) to average outstanding loans	0.10%	0.00%	0.02%	(0.01)%	0.16%
Nonperforming loans to total loans(4)	0.26%	0.00%	0.00%	0.00%	0.00%
Nonperforming loans to total assets(4)	0.18%	0.00%	0.00%	0.00%	0.00%
Nonperforming assets to total assets(5)	0.18%	0.00%	0.00%	0.00%	0.00%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	17.83%	18.70%	18.47%	17.25%	17.06%
Tier 1 capital to risk weighted assets	16.68%	17.54%	17.32%	16.09%	15.91%
Tier 1 common equity to risk weighted assets	16.68%	17.54%	17.32%	16.09%	15.91%
Tier 1 leverage capital ratio	13.50%	13.26%	12.82%	11.63%	11.90%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	86	74	61	52	43

(1)

For purposes of computing book value per common share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0, $0, $0, $720 and $1,697 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Efficiency Ratio
Net interest income	$34,111	$27,739	$19,856	$15,657	$11,994
Noninterest income	11,811	7,855	5,516	4,125	2,943
Less net gains on sales of securities	-	-	-	6	-
Recurring revenue	$45,922	$35,594	$25,372	$19,776	$14,937

Total noninterest expense	$24,934	$22,295	$17,433	$14,599	$12,171
Less: compensation charge(1)	-	1,173	-	-	-
Recurring noninterest expense	$24,934	$21,122	$17,433	$14,599	$12,171

Efficiency ratio	54.30%	59.34%	68.71%	73.82%	81.48%

(1) Balance represents a $1.2 million one-time charge (pretax) related to the passing of the Company’s former Executive Chairman, Dennis Shields in August 2018.

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

Allowance for Loan Losses.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the results of operations.

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

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2019 and 2018

Assets.  Our total assets were $798.0 million at December 31, 2019, an increase of  $134.1 million from $663.9 million at December 31, 2018. The increase was primarily due to growth in our loan portfolio and cash.

Loan Portfolio Analysis.  At December 31, 2019, net loans were $558.4 million, or 70.0% of total assets, compared to $462.5 million, or 69.7% of total assets, at December 31, 2019. Commercial loans increased $66.1 million, or 34.5%, to $258.0 million at December 31, 2019 from $191.8 million at December 31, 2018. Multifamily loans increased $16.1 million, or 11.8%, to $152.6 million at December 31, 2019 from $136.5 million at December 31, 2018. Consumer loans increased $3.6 million or 8.4%, to $47.3 million at December 31, 2019 from $43.7 million at December 31, 2018. 1 – 4 family residential loans decreased $7.9 million, or 14.1%, to $48.1 million at December 31, 2019 from $56.0 million at December 31, 2018. Construction loans increased $529,000, or 8.9%, to $6.5 million at December 31, 2019 from $5.9 million at December 31, 2018. Commercial real estate loans increased $19.3 million, or 58.3%, to $52.5 million at December 31, 2019 from $33.1 million at December 31, 2018.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1 – 4 family residential	$48,140	8.52%	$56,043	12.00%	$51,556	14.81%
Multifamily	152,633	27.02	136,537	29.23	98,432	28.28
Commercial real estate	52,477	9.29	33,145	7.10	24,761	7.11
Construction	6,450	1.14	5,921	1.26	5,047	1.45
Total real estate	259,700	45.97	231,646	49.59	179,796	51.65
Commercial	257,957	45.66	191,828	41.06	136,412	39.19
Consumer	47,322	8.37	43,675	9.35	31,881	9.16
Total Loans	$564,979	100.00%	$467,149	100.00%	$348,089	100.00%
Allowance for loan losses	(6,989)		(5,629)		(4,264)
Deferred loan costs and unearned premiums, net	390		952		889
Loans, net	$558,380		$462,472		$344,714

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1 – 4 family residential	$49,597	17.88%	$28,531	12.77%
Multifamily	83,410	30.06	71,184	31.86
Commercial real estate	22,198	8.00	21,272	9.52
Construction	5,610	2.02	5,297	2.38
Total real estate	160,815	57.96	126,284	56.53
Commercial	106,064	38.23	83,563	37.40
Consumer	10,571	3.81	13,556	6.07
Total Loans	$277,450	100.00%	$223,403	100.00%
Allowance for loan losses	(3,413)		(2,799)
Deferred loan costs and unearned premiums, net	1,128		1,116
Loans, net	$275,165		$221,720

The following table sets forth the composition of our Attorney-Related Loan portfolio by type of loan at the dates indicated.

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$148,186	58.4%	$112,742	53.3%	$96,070	62.1%
Case cost lines of credit	59,057	23.2	37,054	17.6	24,446	15.8
Term loans	12,359	4.9	26,851	12.7	7,082	4.6
Post-settlement commercial and other commercial attorney-related loans	—	—	—	—	68	0.0
Total Commercial Attorney-Related	219,602	86.5	176,647	83.6	127,666	82.5
Consumer Attorney-Related:
Post-settlement consumer loans	33,463	13.2	33,576	15.9	25,731	16.6
Structured settlement loans	746	0.3	1,137	0.5	1,421	0.9
Total Consumer Attorney-Related	34,209	13.5	34,713	16.4	27,152	17.5
Total Attorney-Related Loans	$253,811	100.0%	$211,360	100.0%	$154,818	100.0%

The largest contributor of growth in the portfolio from December 31, 2018 was our Attorney-Related loans. At December 31, 2019, our Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $253.8 million, or 44.9% of our total loan portfolio, compared to $211.4 million at December 31, 2018.

Loan Maturity.  The following table sets forth certain information at December 31, 2019 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	1 – 4 Family		Commercial
December 31, 2019	Residential	Multifamily	Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$6,811	$16,320	$3,792	$6,450	$131,908	$10,140	$175,421
More than one to five years	35,350	92,845	26,964	—	115,463	37,182	307,804
More than five to ten years	4,398	37,365	21,291	—	10,586	—	73,640
More than ten years	1,581	6,103	430	—	—	—	8,114
Total	$48,140	$152,633	$52,477	$6,450	$257,957	$47,322	$564,979

The following table sets forth fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate
1 – 4 family residential	$39,828	$1,501	$41,329
Multifamily	116,665	19,648	136,313
Commercial real estate	30,248	18,437	48,685
Construction	—	—	—
Commercial	9,191	116,858	126,049
Consumer	37,010	172	37,182
Total	$232,942	$156,616	$389,558

At December 31, 2019, $206.6 million, or 68.4% of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings on nonaccrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for economic or legal reasons related to the borrower’s financial difficulties, for which we grant a concession to the borrower that we would not consider otherwise. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2019, we did not have any accruing loans past due 90 days or greater or troubled debt restructurings. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
1 – 4 family residential	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	1,476	—	—	—	—
Total nonaccrual loans	$1,476	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Loans past due 90 days and still accruing	—	—	—	—	—
Troubled debt restructurings	—	—	—	—	—
Total nonperforming assets	$1,476	$—	$—	$—	$—

Total loans(1)	$565,369	$468,101	$348,978	$278,578	$224,519
Total assets	$798,008	$663,899	$533,557	$424,833	$352,650
Total nonaccrual loans to total loans	0.26%	—%	—%	—%	—%
Total nonperforming assets to total assets	0.18%	—%	—%	—%	—%

(1)	Loans are presented before the allowance for loan losses and include net deferred costs and unearned premiums.

Allowance for Loan Losses

Please see “— Critical Accounting Policies — Allowance for Loan Losses” for additional discussion of our allowance policy.

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the Consolidated Statements of Financial Condition reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$5,629	$4,264	$3,413	$2,799	$2,165
Provision for loan losses	1,850	1,375	905	595	930

Charge-offs:
1 – 4 family residential	—	—	—	—	—
Multifamily	63	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	19	—	14	—	296
Consumer	408	10	40	7	—
Total charge-offs	490	10	54	7	296

Recoveries:
1 – 4 family residential	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	26	—
Consumer	—	—	—	—	—
Total recoveries	—	—	—	26	—
Allowance at end of year	$6,989	$5,629	$4,264	$3,413	$2,799
Nonperforming loans at end of period	$1,476	$—	$—	$—	$—
Total loans outstanding at end of period(1)	$565,369	$468,101	$348,978	$278,578	$224,519
Average loans outstanding during the period(1)	$507,546	$398,614	$305,339	$248,068	$187,317
Allowance for loan losses to nonperforming loans	473.51%	N/A	N/A	N/A	N/A
Allowance for loan losses to total loans at end of the period(1)	1.24%	1.20%	1.22%	1.23%	1.25%
Net charge-offs to average loans outstanding during the period	0.10%	0.00%	0.02%	(0.01)%	0.16%

(1)	Loans are presented before the allowance for loan losses and include net deferred costs and unearned premiums.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019		2018		2017
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
	Allowance	Category to	Allowance	Category	Allowance	Category
	for Loan	Total	for Loan	to Total	for Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)
1 – 4 family residential	$344	8.52%	$407	12.00%	$382	14.81%
Commercial	4,048	45.66	3,110	41.06	2,272	39.19
Multifamily	1,048	27.02	952	29.23	713	28.28
Commercial real estate	560	9.29	357	7.10	266	7.11
Construction	161	1.14	149	1.26	127	1.45
Consumer	828	8.37	654	9.35	504	9.16
Total allocated allowance	$6,989	100.00%	$5,629	100.00%	$4,264	100.00%

	At December 31,
	2016		2015
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category
	for Loan	Total	for Loan	to Total
	Losses	Loans	Losses	Loans
	(Dollars in thousands)
1 – 4 family residential	$360	17.88%	$213	12.77%
Commercial	1,934	38.23	1,536	37.40
Multifamily	621	30.06	533	31.86
Commercial real estate	238	8.00	230	9.52
Construction	141	2.02	134	2.38
Consumer	119	3.81	153	6.07
Total allocated allowance	$3,413	100.00%	$2,799	100.00%

The allowance for loan losses as a percentage of loans was 1.24% and 1.20% as of December 31, 2019 and 2018, respectively. Loans rated special mention were $3.4 million as of December 31, 2019, down from $9.2 million as of December 31, 2018. The Company had substandard loans totaling $1.6 million as of December 31, 2019, up from $180,000 at December 31, 2018. The increase in the allowance as a percentage of loans is reflective of growth and composition of the loan portfolio.

Post settlement loans related to the NFL Concussion Settlement Program represent $1.5 million and $3.4 million of substandard and special mention loans, respectively, at December 31, 2019.  The NFL loan portfolio represents $30.1 million, or 5.3%, of total loans at December 31, 2019 and has a remaining weighted average maturity of approximately 2 years.  Management believes there may be future risks associated with these loans (see “Item 1A—Risk Factors—Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program, revisions to qualifying physician requirements, and other administrative changes could increase our actual loan losses which would decrease earnings” on Page 23) and has proactively refined its internal risk rating criteria specific to this portfolio.  This refined risk rating criteria considers factors including, but not limited to, the potential for fraud by our borrower or their representatives (i.e., lawyer, doctor); denial of our borrower’s claim by the claims administrator based on revised medical guidelines issued by the claims administrator in May 2019; death of our borrower; or loan maturities that are not in the process of collection.  These factors, among other factors, may be used to assess future changes in risk ratings for the loans in our NFL loan portfolio.

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

We had $1.5 million in impaired loans at December 31, 2019 and no impaired loans at December 31, 2018.

All loans except for smaller dollar consumer loans are individually evaluated for impairment.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with our loan policy, typically after 90 days of non-payment.

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

Debt Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Mortgage backed securities-agency	$24,603	$25,037	$27,384	$26,675	$20,082	$19,803
Collateralized mortgage obligations-agency	121,276	121,382	121,913	119,023	110,590	108,955
Total	$145,879	$146,419	$149,297	$145,698	$130,672	$128,758

At December 31, 2019 and December 31, 2018, we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity.

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

At December 31, 2019 and December 31, 2018, securities in unrealized loss positions were issuances from government sponsored entities. The decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality and because we do not have the intent to sell the securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2019 and 2018.

No impairment charges were recorded for the years ended December 31, 2019, 2018 and 2017.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2019, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made, as the amount of tax free interest earning assets is immaterial.

	At December 31, 2019
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Mortgage backed securities-agency	$—	—%	$—	—%	$6,081	2.77%	$18,522	2.62%	$24,603	2.66%
Collateralized mortgage obligations-agency	—	—	—	—	—	—	121,276	2.35	121,276	2.35
Total securities available-for-sale	$—	—%	$—	—%	$6,081	2.77%	$139,798	2.39%	$145,879	2.41%

Deposits

Total deposits increased $112.2 million, or 19.7%, to $680.6 million at December 31, 2019 from $568.4 million at December 31, 2018. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $660.9 million at December 31, 2019, or 97.1% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	For the Year Ended December 31, 2019
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Demand	$236,918	38.01%	0.00%
Savings, NOW and Money Market	366,430	58.78%	0.56%
Time	20,002	3.21%	2.36%
Total deposits	$623,350	100.00%	0.41%

	For the Years Ended December 31,
	2018			2017
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Demand	$188,911	37.05%	0.00%	$139,674	36.19%	0.00%
Savings, NOW and Money Market	293,936	57.65%	0.31%	221,997	57.52%	0.19%
Time	27,014	5.30%	1.02%	24,299	6.29%	0.38%
Total deposits	$509,861	100.00%	0.23%	$385,970	100.00%	0.19%

As of December 31, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $18.0 million. The following table sets forth the maturity of these certificates as of December 31, 2019.

At
December 31, 2019
(In thousands)
Maturing period:
Three months or less	$382
Over three months through six months	354
Over six months through twelve months	15,950
Over twelve months	1,318
Total certificates greater than or equal to $100,000	$18,004

Borrowings

At December 31, 2019, we had the ability to borrow a total of  $143.7 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $22.9 million. At December 31, 2019, we also had lines of credit with three other financial institutions totaling $17.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2019.

Stockholders’ Equity

Total stockholders’ equity increased $18.3 million, or 19.7%, to $111.1 million at December 31, 2019, from $92.8 million at December 31, 2018. The increase for the year ended December 31, 2019 was primarily due to the increase in net income, unrealized gains on our available-for-sale portfolio and amortization of share based compensation.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made.

	For the Years Ended December 31,
	2019			2018			2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans	$507,546	$31,790	6.26%	$398,614	$24,375	6.11%	$305,339	$17,554	5.75%
Securities, includes restricted stock	147,737	3,909	2.65%	150,668	3,945	2.62%	108,497	2,549	2.35%
Interest earning cash	47,059	960	2.04%	36,898	631	1.71%	34,346	291	0.85%
Total interest earning assets	702,342	36,659	5.22%	586,180	28,951	4.94%	448,182	20,394	4.55%

NONINTEREST EARNING ASSETS	30,700			14,233			8,132

TOTAL AVERAGE ASSETS	$733,042			$600,413			$456,314

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$366,430	$2,070	0.56%	$293,936	$908	0.31%	$221,997	$424	0.19%
Time deposits	20,002	473	2.36%	27,014	275	1.02%	24,299	93	0.38%
Total deposits	386,432	2,543	0.66%	320,950	1,183	0.37%	246,296	517	0.21%
Short-term borrowings	1	—	—%	478	12	2.51%	2	—	—%
Secured borrowings	88	5	5.68%	246	17	6.91%	296	21	7.09%
Total interest bearing liabilities	386,521	2,548	0.66%	321,674	1,212	0.38%	246,594	538	0.22%

NONINTEREST BEARING LIABILITIES
Demand deposits	236,918			188,911			139,674
Other liabilities	8,216			3,536			1,908
Total noninterest bearing liabilities	245,134			192,447			141,582
Stockholders' equity	101,387			86,292			68,138

TOTAL AVG. LIABILITIES AND EQUITY	$733,042			$600,413			$456,314
Net interest income		$34,111			$27,739			$19,856
Net interest spread			4.56%			4.56%			4.33%
Net interest margin			4.86%			4.73%			4.43%

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

	For the Years Ended
	December 31,
	2019 vs. 2018
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$6,810	$605	$7,415
Securities, includes restricted stock	(77)	41	(36)
Interest earning cash	193	136	329
Total interest income	6,926	782	7,708

Interest paid on:
Savings, NOW, Money Markets	267	895	1,162
Time deposits	(87)	285	198
Total deposits	180	1,180	1,360
Short-term borrowings	(12)	—	(12)
Secured borrowings	(9)	(3)	(12)
Total interest expense	159	1,177	1,336
Change in net interest income	$6,767	$(395)	$6,372

	For the Years Ended
	December 31,
	2018 vs. 2017
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$5,645	$1,176	$6,821
Securities, includes restricted stock	1,078	318	1,396
Interest earning cash	23	317	340
Total interest income	6,746	1,811	8,557

Interest paid on:
Savings, NOW, Money Markets	167	317	484
Time deposits	11	171	182
Total deposits	178	488	666
Short-term borrowings	12	—	12
Secured borrowings	(3)	(1)	(4)
Total interest expense	187	487	674
Change in net interest income	$6,559	$1,324	$7,883

Results of Operations for the Years Ended December 31, 2019 and 2018

General.  Net income increased $5.4 million or 61.9%, to $14.1 million for the year ended December 31, 2019 from $8.7 million for the year ended December 31, 2018. The increase resulted from a $6.4 million increase in net interest income and a $4.0 million increase in noninterest income, which were partially offset by a $2.6 million increase in noninterest expense.

Interest Income.  Interest income increased $7.7 million or 26.6%, to $36.7 million for the year ended December 31, 2019 from $29.0 million for the year ended December 31, 2018. This was attributable to an increase in the average balance of interest earning assets totaling $116.2 million, or 19.8%, to $702.3 million when compared to the year ended 2018. Average loans increased $108.9 million, or 27.3%, to $507.5 million for the year ended December 31, 2019 from $398.6 million for the year ended December 31, 2018.

Interest Expense.  Interest expense increased $1.3 million, or 110.2%, to $2.5 million for the year ended December 31, 2019 from $1.2 million for the year ended December 31, 2018, primarily attributable to an increase in average balance of interest-bearing deposits and an increase in average rate on interest bearing deposits. Interest rates we paid on interest bearing deposits increased 29 basis points to 0.66% for the year ended December 31, 2019 from 0.37% for the year ended December 31, 2018. Our average balance of interest bearing deposits increased $65.5 million, or 20.4%, to $386.4 million for the year ended December 31, 2019 from $321.0 million for the year ended December 31, 2018.

Net Interest Income.  Net interest income increased $6.4 million, or 23.0%, to $34.1 million for the year ended December 31, 2019 from $27.7 million for the year ended December 31, 2018. Our net interest margin increased 13 basis points to 4.86% for the year ended December 31, 2019 from 4.73% for the year ended December 31, 2018. Our net interest spread remained consistent year over year at 4.56%.

Provision for Loan Losses.  Our provision for loan losses was $1.9 million for the year ended December 31, 2019 compared to $1.4 million for the year ended December 31, 2018. The increase from prior year was primarily related to growth, composition of the loan portfolio, and to replenish the reserve for charge offs incurred during the year, including a $324 thousand charge off related to an NFL consumer post-settlement loan. The provisions recorded resulted in an allowance for loan losses of  $7.0 million, or 1.24% of total loans at December 31, 2019, compared to $5.6 million, or 1.20% of total loans at December 31, 2018.

Noninterest Income.  Noninterest income information is as follows:

	For the Years Ended
	December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$10,976	$4,961	$6,015	121.2%
Customer related fees and service charges	835	2,894	(2,059)	(71.1)
Total noninterest income	$11,811	$7,855	$3,956	50.4%

Merchant processing income increased due to expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with average monthly volumes increasing 16.4% to $694.6 million for 2019 compared to $596.7 million for 2018. For the month ended December 2019 volumes increased to $1.1 billion compared to $685.7 million for the month ended December 2018. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Years Ended
	December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$14,677	$13,039	$1,638	12.6%
Occupancy and equipment	1,913	1,736	177	10.2
Professional and consulting services	2,919	2,589	330	12.7
FDIC and regulatory assessments	242	321	(79)	(24.6)
Advertising and marketing	718	524	194	37.0
Travel and business relations	548	504	44	8.7
Data processing	2,470	1,896	574	30.3
Other operating expenses	1,447	1,686	(239)	(14.2)
Total noninterest expense	$24,934	$22,295	$2,639	11.8%

Employee compensation and benefits increased for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to an increase in the number of employees as well as increases in salary and bonuses. Data processing costs increased as processing volumes increased as well as additional costs related to certain system implementations. Professional and consulting costs increased due to our IT enterprise-wide architecture assessments and our investment in certain proprietary technology.

Income Tax Expense.  We recorded an income tax expense of  $5.0 million for the year ended December 31, 2019, reflecting an effective tax rate of 26.1%, compared to $3.2 million, or an effective tax rate of 26.8%, for the year ended December 31, 2018. The decrease in the effective tax rate was a result of tax credits from our investment in proprietary technology and the continued expansion of our national litigation and merchant platforms.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2019 and 2018. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.

	At December 31,
	2019		2018
	Estimated		Estimated
Changes in	12-Months		12-Months
Interest Rates	Net Interest		Net Interest
(Basis Points)	Income	Change	Income	Change
	(Dollars in thousands)
400	$49,015	9,206	$41,391	7,972
300	46,349	6,540	39,084	5,665
200	43,939	4,130	37,008	3,589
100	41,811	2,002	35,119	1,700
0	39,809	—	33,419	—
(100)	36,631	(3,178)	30,963	(2,456)
(200)	34,521	(5,288)	28,016	(5,403)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2019 and 2018.

	At December 31,
	2019		2018
Changes in	Economic		Economic
Interest Rates	Value of		Value of
(Basis Points)	Equity	Change	Equity	Change
	(Dollars in thousands)
400	$161,804	20,812	$140,870	6,511
300	157,087	16,095	138,761	4,402
200	153,007	12,015	137,005	2,646
100	148,416	7,424	135,923	1,564
0	140,992	—	134,359	—
(100)	124,463	(16,529)	125,997	(8,362)
(200)	103,293	(37,699)	111,682	(22,677)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019 and December 31, 2018, cash and cash equivalents totaled $61.8 million and $30.6 million, respectively.

At December 31, 2019, through pledging of our securities, we had the ability to borrow a total of  $143.7 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of  $22.9 million. At December 31, 2019, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2019.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. At December 31, 2019 and December 31, 2018, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis. At December 31, 2019, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2019
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	17.83%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	16.68%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	16.68%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.50%

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2018
Total Risk-based Capital Ratio
Bank	10.00%	9.88%	18.70%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	7.88%	17.54%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	6.38%	17.54%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	13.26%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2019.

	Contractual Maturities as of December 31, 2019

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$581	$1,225	$1,288	$1,295	$4,389
Time deposits	17,866	1,880	—	—	19,746
Total	$18,447	$3,105	$1,288	$1,295	$24,135

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

ITEM 8.    Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 12, 2020

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$61,806	$30,562
Securities available-for-sale, at fair value	146,419	145,698
Securities, restricted, at cost	2,665	2,583

Loans	565,369	468,101
Less: allowance for loan losses	(6,989)	(5,629)
Loans, net	558,380	462,472
Premises and equipment, net	2,835	2,694
Accrued interest receivable	3,242	3,855
Deferred tax assets	2,049	3,072
Other assets	20,612	12,963
Total assets	$798,008	$663,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$201,837	$212,721
Savings, NOW and money market	459,037	335,283
Time	19,746	20,417
Total deposits	680,620	568,421

Secured borrowings	86	89
Accrued expenses and other liabilities	6,240	2,615
Total liabilities	$686,946	$571,125

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; issued and outstanding 7,652,170 shares at December 31, 2019 and 7,532,723 shares at December 31, 2018	77	75
Additional paid-in capital	89,682	88,539
Retained earnings	20,917	6,774
Accumulated other comprehensive income (loss)	386	(2,614)
Total stockholders’ equity	111,062	92,774
Total liabilities and stockholders’ equity	$798,008	$663,899

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Interest income:
Loans	$31,790	$24,375	$17,554
Securities	3,909	3,945	2,549
Interest earning deposits and other	960	631	291
Total interest income	36,659	28,951	20,394

Interest expense:
Savings, NOW and money market deposits	2,070	908	424
Time deposits	473	275	93
Borrowings	5	29	21
Total interest expense	2,548	1,212	538

Net interest income	34,111	27,739	19,856
Provision for loan losses	1,850	1,375	905
Net interest income after provision for loan losses	32,261	26,364	18,951

Noninterest income:
Merchant processing income	10,976	4,961	3,322
Customer related fees and service charges	835	2,894	2,194
Total noninterest income	11,811	7,855	5,516

Noninterest expense:
Employee compensation and benefits	14,677	13,039	10,072
Occupancy and equipment	1,913	1,736	1,557
Professional and consulting services	2,919	2,589	1,902
FDIC and regulatory assessments	242	321	256
Advertising and marketing	718	524	485
Travel and business relations	548	504	428
Data processing	2,470	1,896	1,709
Other operating expenses	1,447	1,686	1,024
Total noninterest expense	24,934	22,295	17,433

Net income before income taxes	19,138	11,924	7,034
Income tax expense	4,995	3,190	3,390

Net income	$14,143	$8,734	$3,644

Earnings per share
Basic	$1.91	$1.18	$0.59
Diluted	$1.82	$1.13	$0.58

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$14,143	$8,734	$3,644
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	4,139	(1,685)	(465)
Reclassification adjustment for net gains included in net income	—	—	—
Tax effect	(1,139)	461	181
Total other comprehensive income (loss)	3,000	(1,224)	(284)
Total comprehensive income	$17,143	$7,510	$3,360

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

							Accumulated
					Additional	Retained	other	Total
	Preferred	Common	Preferred	Common	paid-in	earnings	comprehensive	stockholders'
	shares	shares	stock	stock	capital	(deficit)	income (loss)	equity
Balance at January 1, 2017	66,985	5,002,950	$1	$50	$58,845	$(5,826)	$(884)	$52,186
Net income	—	—	—	—	—	3,644	—	3,644
Other comprehensive loss	—	—	—	—	—	—	(284)	(284)
Conversion of preferred stock	(66,985)	66,985	(1)	1	—	—	—	—
Exercise of stock options, net of repurchases	—	101,941	—	1	941	—	—	942
Issuance of common stock, net of issuance costs	—	2,154,660	—	21	26,320	—	—	26,341
Stock compensation expense	—	—	—	—	554	—	—	554
Reclassification due to adoption of ASU 2018-02	—	—	—	—	—	222	(222)	—
Balance at December 31, 2017	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$83,383
Net income	—	—	—	—	—	8,734	—	8,734
Other comprehensive loss	—	—	—	—	—	—	(1,224)	(1,224)
Exercise of stock options, net of repurchases	—	42,687	—	—	378	—	—	378
Restricted stock grants	—	163,500	—	2	(2)	—	—	—
Stock compensation expense	—	—	—	—	1,503	—	—	1,503
Balance at December 31, 2018	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$92,774
Net income	—	—	—	—	—	14,143	—	14,143
Other comprehensive income	—	—	—	—	—	—	3,000	3,000
Exercise of stock options, net of repurchases	—	8,947	—	—	50	—	—	50
Restricted stock grants	—	110,500	—	2	(2)	—	—	—
Stock compensation expense	—	—	—	—	1,095	—	—	1,095
Balance at December 31, 2019	—	7,652,170	$—	$77	$89,682	$20,917	$386	$111,062

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$14,143	$8,734	$3,644
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	1,850	1,375	905
Depreciation	506	421	411
Stock compensation expense	1,095	1,503	554
Deferred tax (benefit) expense	(116)	(370)	1,048
Net amortization:
Securities	550	446	403
Loans	278	476	632
Right of use asset	382	—	—
Changes in other assets and liabilities:
Accrued interest receivable	613	(1,019)	(1,295)
Other assets	(4,974)	(3,351)	(2,309)
Operating lease liability	(314)	—	—
Accrued expenses and other liabilities	882	1,213	(14)
Net cash provided by operating activities	14,895	9,428	3,979

Cash flows from investing activities:
Net change in loans	(98,036)	(119,609)	(71,086)
Purchases of securities available-for-sale	(28,202)	(42,482)	(58,503)
Principal repayments on securities available-for-sale	31,070	23,411	21,522
Purchase of securities, restricted	(82)	(400)	(534)
Purchase of equity investment without readily determinable fair value	—	(2,410)	—
Purchases of premises and equipment	(647)	(569)	(190)
Net cash used in investing activities	(95,897)	(142,059)	(108,791)

Cash flows from financing activities:
Net increase in deposits	112,199	119,927	77,706
Decrease in secured borrowings	(3)	(189)	(93)
Exercise of stock options	50	378	942
Proceeds from the issuance of common stock, net of issuance costs	—	—	26,341
Net cash provided by financing activities	112,246	120,116	104,896

Increase (decrease) in cash and cash equivalents	31,244	(12,515)	84

Cash and cash equivalents at beginning of the period	30,562	43,077	42,993

Cash and cash equivalents at end of the period	$61,806	$30,562	$43,077

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,551	$1,203	$535
Taxes	5,149	2,675	2,630
Noncash transactions:
Exchange of preferred stock for common stock	—	—	1
Right of use asset obtained in exchange for lease liability	3,640	—	—

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

NOTE 1 — Business and Summary of Significant Accounting Policies

Business

Esquire Financial Holdings, Inc. (the “Company”) is a bank holding company incorporated in Maryland and headquartered in Jericho, New York, with one branch office in Jericho, New York and an administrative office in Boca Raton, Florida.  Its wholly-owned subsidiary, Esquire Bank, National Association (the “Bank”), is a full service commercial bank dedicated to serving the financial needs of the legal industry and small businesses nationally, as well as commercial and retail customers in the New York metropolitan area.

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

Preferred Stock

In December of 2014, the Company issued 157,985 0.00% Series B Non-Voting Preferred shares at a price of $12.50 per share for proceeds, net of offering costs, of approximately $1,800. The preferred stock did not have a maturity date and was not convertible by the holder, but was convertible on a one for one basis into common stock by us under certain circumstances. In addition, the preferred stock did not have a liquidation preference and had equal rights to receive dividends when dividends are declared on common stock, and thus were considered participating securities. These shares were later exchanged for 157,985 shares of common stock, par value $0.01.  As of December 31, 2019 and 2018, there are no preferred shares outstanding.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Nonaccrual

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

December 31, 2019 and 2018

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

The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The determination of the economic factors is a qualitative assessment that involves significant management judgment and subjective measurement.

Management has identified the following loan segments: Commercial Real Estate, Multifamily, Construction, Commercial, 1 – 4 Family Residential and Consumer. The risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Commercial Real Estate and Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates,

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off. The remainder of the loan portfolio is comprised of commercial and consumer loans. The primary risks associated with the commercial loans is the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with 1 – 4 Family Residential and Consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Post-settlement consumer loans are also subject to unforeseen rulings or administrative legal anomalies that may eliminate or greatly reduce a borrowers settlement amount.

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

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

Equity Investment Without Readily Determinable Fair Value

In April 2018, the Company purchased a 4.95% interest in Litify, Inc., a technology solution to automate and manage a law firm’s business and cases, for a cost of $2,410.  As Litify, Inc. is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. At December 31, 2019, the investment’s carrying amount was $2,410.  Based on our evaluation, we noted no significant adverse changes which would indicate the asset is impaired or any observable price changes as of December 31, 2019. The investment is presented within other assets on the Consolidated Statements of Financial Condition.

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

Share-Based Payment

Share based payment guidance requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees in the statements of income. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost for stock options are recognized as noninterest expense in the statement of income on a straight-line basis over the vesting period of each stock option grant. Compensation cost for stock options includes the impact of an estimated forfeiture rate.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

Compensation expense for restricted stock awards is based on the fair value of the award on the measurement date, which is the date of grant, and the expense is recognized ratably over the service period of the award.

At December 31, 2019, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) which includes unrealized gains and losses on securities available-for-sale.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At its July 17, 2019 public meeting, FASB issued a proposal to delay the effective date of ASU 2016-13 for certain entities, including SEC filers classified as smaller reporting companies. On October 16, 2019, FASB voted for the delay, the revised effective date for adoption for the Company, which is classified as a smaller reporting company, is January 1, 2023. Due to this change in effective date, the Company plans to adopt ASU 2016-13 on or before January 1, 2023, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and continues to prepare for the implementation of this standard.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows at December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2019
Mortgage-backed securities – agency	$24,603	$524	$(90)	$25,037
Collateralized mortgage obligations (CMO’s) – agency	121,276	451	(345)	121,382
Total available-for-sale	$145,879	$975	$(435)	$146,419

2018
Mortgage-backed securities – agency	$27,384	$15	$(724)	$26,675
Collateralized mortgage obligations (CMO’s) – agency	121,913	32	(2,922)	119,023
Total available-for-sale	$149,297	$47	$(3,646)	$145,698

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

There were no sales of securities in 2019, 2018, and 2017.

At December 31, 2019, securities having a fair value of $122,805 were pledged to the FHLB for borrowing capacity totaling $116,741. At December 31, 2018, securities having a fair value of $120,673 were pledged to the FHLB for borrowing capacity totaling $114,963. At December 31, 2019 and 2018, the Company had no outstanding FHLB advances.

At December 31, 2019, securities having a fair value of $23,614 were pledged to the FRB of New York for borrowing capacity totaling $22,915. At December 31, 2018, securities having a fair value of $25,025 were pledged to FRB of New York for borrowing capacity totaling $24,177. At December 31, 2019 and 2018, the Company had no outstanding FRB borrowings.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2019
Mortgage-backed securities – agency	$—	$—	$9,529	$(90)	$9,529	$(90)
CMO’s – agency	20,639	(66)	22,295	(279)	42,934	(345)
Total temporarily impaired securities	$20,639	$(66)	$31,824	$(369)	$52,463	$(435)

2018
Mortgage-backed securities - agency	$9,528	$(99)	$15,497	$(625)	$25,025	$(724)
CMO's - Agency	19,184	(73)	85,775	(2,849)	104,959	(2,922)
Total temporarily impaired securities	$28,712	$(172)	$101,272	$(3,474)	$129,984	$(3,646)

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

At December 31, 2019, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates and illiquidity, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2019.

No impairment charges were recorded in 2019, 2018 and 2017.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2019	2018
1 – 4 family residential	$48,140	$56,043
Commercial	257,957	191,828
Multifamily	152,633	136,537
Commercial real estate	52,477	33,145
Construction	6,450	5,921
Consumer	47,322	43,675
Total Loans	564,979	467,149

Deferred costs and unearned premiums, net	390	952
Allowance for loan losses	(6,989)	(5,629)
Loans, net	$558,380	$462,472

The following tables present the activity in the allowance for loan losses by class for the years ending December 31, 2019, 2018 and 2017:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(63)	957	159	203	12	582	1,850
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	(63)	—	—	(408)	(490)
Total ending allowance balance	$344	$4,048	$1,048	$560	$161	$828	$6,989

December 31, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision for loan losses	25	838	239	91	22	160	1,375
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)
Total ending allowance balance	$407	$3,110	$952	$357	$149	$654	$5,629

December 31, 2017
Allowance for loan losses:
Beginning balance	$360	$1,934	$621	$238	$141	$119	$3,413
Provision (credit) for loan losses	22	352	92	28	(14)	425	905
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(14)	—	—	—	(40)	(54)
Total ending allowance balance	$382	$2,272	$713	$266	$127	$504	$4,264

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2019 and 2018:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	344	4,048	1,048	560	161	828	6,989

Total ending allowance balance	$344	$4,048	$1,048	$560	$161	$828	$6,989

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$1,476	$1,476
Loans collectively evaluated for impairment	48,140	257,957	152,633	52,477	6,450	45,846	563,503

Total ending loans balance	$48,140	$257,957	$152,633	$52,477	$6,450	$47,322	$564,979

Recorded investment is not adjusted for accrued interest, unearned premiums or deferred costs.

	1 – 4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2018
Allowance for loan losses:
Ending allowance Balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	407	3,110	952	357	149	654	5,629

Total ending allowance balance	$407	$3,110	$952	$357	$149	$654	$5,629

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	56,043	191,828	136,537	33,145	5,921	43,675	467,149

Total ending loans balance	$56,043	$191,828	$136,537	$33,145	$5,921	$43,675	$467,149

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The following tables provide an analysis of the impaired loans by segment as of December 31, 2019. There were no impaired loans as of December 31, 2018:

December 31,
2019
Unpaid
	Recorded	Principal
	Investment	Balance
1-4 family residential	$—	$—
Commercial	—	—
Multifamily	—	—
Commercial real estate	—	—
Construction	—	—
Consumer	1,476	1,476
Total	$1,476	$1,476

For the year ended December 31,
2019
	Average	Interest
	Recorded	Income
	Investment	Recognized
1-4 family residential	$—	$—
Commercial	—	—
Multifamily	—	—
Commercial real estate	—	—
Construction	—	—
Consumer	541	—
Total	$541	$—

There were no impaired loans during the years ended December 31, 2018 and 2017.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2019 and 2018:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2019
1 – 4 family residential	$—	$—	$—	$—	$—	$48,140	$48,140
Commercial	—	—	—	—	—	257,957	257,957
Multifamily	—	2,602	—	—	2,602	150,031	152,633
Commercial real estate	—	—	—	—	—	52,477	52,477
Construction	—	—	—	—	—	6,450	6,450
Consumer	—	6	—	1,476	1,482	45,840	47,322
Total	$—	$2,608	$—	$1,476	$4,084	$560,895	$564,979

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The $2,602 past due multifamily loan balance was paid off subsequent to December 31, 2019.

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2018
1 – 4 family residential	$—	$—	$—	$—	$—	$56,043	$56,043
Commercial	—	—	—	—	—	191,828	191,828
Multifamily	—	—	—	—	—	136,537	136,537
Commercial real estate	—	—	—	—	—	33,145	33,145
Construction	—	—	—	—	—	5,921	5,921
Consumer	—	40	—	—	40	43,635	43,675
Total	$—	$40	$—	$—	$40	$467,109	$467,149

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2019
1 – 4 family residential	$48,140	$—	$—	$—
Commercial	257,832	—	125	—
Multifamily	152,633	—	—	—
Commercial real estate	52,477	—	—	—
Construction	6,450	—	—	—
Consumer	42,431	3,415	1,476	—
Total	$559,963	$3,415	$1,601	$—

	Pass	Special Mention	Substandard	Doubtful
December 31, 2018
1 – 4 family residential	$56,043	$—	$—	$—
Commercial	182,482	9,166	180	—
Multifamily	136,537	—	—	—
Commercial real estate	33,145	—	—	—
Construction	5,921	—	—	—
Consumer	43,675	—	—	—
Total	$457,803	$9,166	$180	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For 1 – 4 family residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at December 31, 2019 and 2018. Furthermore, there were no loan modifications during 2019, 2018 and 2017 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company.

Loans to principal officers, directors, and their affiliates during 2019 were as follows:

Beginning balance	$8,464
New advances	2,567
Repayments	(2,814)
Ending balance	$8,217

Pledged Loans

At December 31, 2019, loans totaling $39,896 were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26,991.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2019	2018
Leasehold improvements	$2,128	$1,614
Equipment	3,462	2,975
Construction in progress	24	479
	5,614	5,068
Less: accumulated depreciation and amortization	2,779	2,374
Total premises and equipment, net	$2,835	$2,694

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment, net in the statements of income, was $506, $421 and $411 for the periods ended December 31, 2019, 2018 and 2017, respectively.

NOTE 5 — Deposits

As of December 31, 2019, deposits of $680,620, was comprised of core deposit relationships of $660,874 and certificates of deposit of $19,746. Core deposits are defined as all deposits except certificates of deposits which include demand, savings, NOW, and money market deposit accounts.  Our noninterest bearing demand deposits are presented as demand deposits and all core interest bearing deposits are presented as savings, NOW and money market deposits on the Consolidated Statements of Financial Condition.  Certificates of deposit are presented as time deposits on the Consolidated Statements of Financial Condition.

The contractual maturities of certificates of deposit as of December 31, 2019, are as follows:

Total
2020	$17,866
2021	1,880
Total	$19,746

As of December 31, 2019 and 2018, certificates of deposits greater than $250 were $15,543 and $15,281, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were $9,869 and $6,191, respectively.

NOTE 6 — Borrowings

The Company had a secured borrowing of $86 and $89 as of December 31, 2019 and 2018, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2019 and 2018, we had the ability to borrow a total of $143,732 and $114,963, respectively, from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $22,915 and $24,177 at December 31, 2019 and 2018, respectively. These borrowings are collateralized by loans and securities. At December 31, 2019 and 2018, we also had lines of credit with three other financial

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

institutions totaling $17,500. No amounts were outstanding on any of the aforementioned lines as of December 31, 2019 and 2018.

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

	For the Years Ended December 31,
	2019	2018
Noninterest income
Customer related fees and service charges
Administrative service income	$491	$2,528
Merchant processing income
Merchant services income	10,403	4,620
ACH income	573	341
Other	344	366
Total noninterest income	$11,811	$7,855

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

•

Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2019	2018	2017
Current
Federal expense	$3,905	$2,761	$1,955
State and city expense	1,206	799	387
Total current tax expense	5,111	3,560	2,342

Deferred
Federal (benefit) expense	153	(257)	444
State and city (benefit) expense	(269)	(113)	604
Total deferred tax (benefit) expense	(116)	(370)	1,048
Income tax expense	$4,995	$3,190	$3,390

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% for 2019, 21% for 2018 and 35% for 2017 to its effective tax rate at December 31:

	2019	2018	2017
Federal tax expense at statutory rate	$4,019	$2,504	$2,462
State and local income taxes, net of federal income tax benefit	1,157	608	200
Incentive stock options	48	33	117
Stock-based compensation excess tax benefit	(23)	(60)	(85)
Change to deferred tax as a result of tax reform	—	—	683
Research and development tax credits	(129)	—	—
Other	(77)	105	13
Income tax expense	$4,995	$3,190	$3,390

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$321	$237
Pre-opening costs	44	70
Stock based compensation	754	505
Allowance for loan loss	1,931	1,509
Unrealized loss on securities available-for-sale	—	985
Total deferred tax assets	3,050	3,306
Deferred tax liabilities:
Fixed assets	(414)	(64)
Deferred rent	(52)	(48)
Unrealized gain on securities available-for-sale	(154)	—
Investment in partnership	(352)	—
Deferred loan fees	(29)	(122)
Total deferred tax liabilities	(1,001)	(234)
Deferred tax asset, net	$2,049	$3,072

The Company has New York state and city net operating loss carryforwards of $4,474 and $336, respectively, as of December 31, 2019. The net operating losses are available to reduce future taxable income and begin to expire in 2026.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2019 and 2018, will be realized.

The Company does not have any unrecognized tax benefits at December 31, 2019 and 2018, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the consolidated statement of income for the years ended December 31, 2019, 2018 and 2017. The Company is subject to U.S. federal income tax as well as income tax of the state of New York, New York City and Florida. The Company is no longer subject to examination by taxing authorities for years before 2016.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. In 2019, 2018 and 2017, the Company matched 100% of employee contributions up to 2% of their salary in 2019 and 1% in prior years resulting in total expenses of $126, $47 and $18, respectively.

Share Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The Company’s 2007 Stock Option Plan allowed for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2019, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May of 2017 and no new options can be granted from the plan.

The Company’s 2011 Stock Compensation Plan allows for a maximum of 754,607 shares of common stock to be issued. The Company has 62 shares available for issuance under the 2011 Stock Compensation Plan as of December 31, 2019.

The Company’s 2017 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. A total of 6,750 shares remain available for grant under the 2017 Equity Incentive Plan all of which are to be granted as stock options.

The Company’s 2019 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. A total of 226,000 shares remain available for grant under the 2019 Equity Incentive Plan of which 100,000 can be granted as stock options and 126,000 can be granted as restricted shares.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2019	2018	2017
Risk-Free Interest Rate	1.85%	2.65%	N/A
Expected Term	84 months	84 months	N/A
Expected Stock Price Volatility	22.1%	20.6%	N/A
Dividend Yield	0.00%	0.00%	N/A

Weighted Average Fair Value	$7.18	6.43	N/A

The following table presents a summary of the activity related to options as of December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
December 31, 2019
Outstanding at beginning of year	919,175	$13.39
Granted	11,250	25.50
Exercised	(14,000)	12.50
Forfeited	—	—
Outstanding at period end	916,425	$13.56	5.92
Vested or expected to vest	916,425	$13.56	5.92
Exercisable at period end	709,660	$12.95	5.59

The Company recognized compensation expense related to options of $521, $1,007 and $554 for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, unrecognized compensation cost related to non-vested options was approximately $738 and is expected to be recognized over a weighted average period of 1.67 years. The intrinsic value for outstanding options net of expected forfeitures was $11,469. The intrinsic value for exercisable options at December 31, 2019 was $9,312. Cash received from options exercised in 2019 totaled $50 with an intrinsic value of $163. The excess tax benefit of options exercised was $23.

The following table presents a summary of the activity related to restricted stock as of December 31, 2019:

		Weighted Average
		Grant Date
	Shares	Fair Value
December 31, 2019
Outstanding at beginning of year	148,500	$22.56
Granted	110,500	25.50
Vested	—	—
Outstanding at period end	259,000	$23.81

The Company recognized compensation expense related to restricted stock of $574 and $496 for the years ended December 31, 2019 and 2018. As of December 31, 2019, there was $5,387 of total unrecognized compensation cost related

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.35 years.

NOTE 10 — Earnings per Common Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The factors used in earnings per share computation follow:

	For the Years Ended December 31,
	2019	2018	2017
Basic
Net income	$14,143	$8,734	$3,644
Less: Earnings allocated to preferred stock	—	—	23
Net income allocated to common shareholders	$14,143	$8,734	$3,621
Weighted average common shares outstanding	7,388,702	7,374,013	6,163,549
Basic earnings per share	$1.91	$1.18	$0.59

Diluted
Net income	$14,143	$8,734	$3,621
Weighted average shares outstanding for basic earnings per share	7,388,702	7,374,013	6,163,549
Add: Dilutive effects of share based awards	396,034	359,359	68,695
Average shares and dilutive potential common shares	7,784,736	7,733,372	6,232,244
Diluted earnings per share	$1.82	$1.13	$0.58

Stock based awards totaling 164,250 and 129,500 shares of common stock were not considered in computing diluted earnings per common share for 2019 and 2018, respectively, because they were anti-dilutive. There were no antidilutive shares in 2017.

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

December 31, 2019 and 2018

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

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

	For the Years Ended December 31,
	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$80	$22,580	$692	$4,287
Standby letters of credit	1,338	—	786	—
Total credit related commitments	$1,418	$22,580	$1,478	$4,287

The fixed rate loan commitments have interest rates ranging from 5.50% to 18.00% and maturities ranging from 1 month to 2 years.

Lease Commitments

As of December 31, 2019, right of use lease assets and related lease liabilities were $2.7 million and $3.3 million, respectively.

As of December 31, 2019, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2019, are summarized as follows:

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

Year ending
December 31,
2020	$581
2021	605
2022	620
2023	636
2024	652
Thereafter	1,295
Total operating lease payments	$4,389
Less: interest	1,063
Present value of operating lease liabilities	$3,326

	As of and for the year ended
	December 31, 2019
Operating lease cost	$500
Cash paid for operating lease liability	432
Weighted-average remaining lease term	6.88	years
Weighted-average discount rate	3.11%

These leases contain periodic escalation clauses and all expiring leases are evaluated for extensions at renewal. Rent expense for the years ended December 31, 2019, 2018, and 2017 amounted to $561, $599 and $501, respectively.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$25,037	$—
CMO’s – agency	—	121,382	—
Total	$—	$146,419	$—

December 31, 2018
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$26,675	$—
CMO’s – agency	—	119,023	—
Total	$—	$145,698	$—

There were no transfers between Level 1 and Level 2 during the year. There were no assets measured on a non-recurring basis as of December 31, 2019 and 2018.

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

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments:

	Fair Value Measurement at December 31, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,806	$669	$61,007	$—	$61,676
Securities available-for-sale	146,419	—	146,419	—	146,419
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	558,380	—	—	560,859	560,859
Accrued interest receivable	3,242	—	386	2,856	3,242

Financial Liabilities:
Time deposits	19,746	—	19,763	—	19,763
Demand and other deposits	660,874	660,874	—	—	660,874
Secured borrowings	86	—	86	—	86
Accrued interest payable	12	—	12	—	12

	Fair Value Measurement at December 31, 2018, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$30,562	$659	$29,903	$—	$30,562
Securities available-for-sale	145,698	—	145,698	—	145,698
Securities, restricted, at cost	2,583	N/A	N/A	N/A	N/A
Loans, net	462,472	—	—	464,144	464,144
Accrued interest receivable	3,855	—	368	3,487	3,855

Financial Liabilities:
Time deposits	20,417	—	20,377	—	20,377
Demand and other deposits	548,004	548,004	—	—	548,004
Secured borrowings	89	—	89	—	89
Accrued interest payable	15	—	15	—	15

NOTE 13 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Conservation Buffer		Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital to risk weighted assets	$107,738	17.83%	$48,335	8.00%	$63,439	10.50%	$60,418	10.00%
Tier 1 (core) capital to risk weighted assets	100,748	16.68	36,251	6.00	51,356	8.50	48,335	8.00
Tier 1 (common) capital to risk weighted assets	100,748	16.68	27,188	4.50	42,293	7.00	39,272	6.50
Tier 1 (core) capital to adjusted total assets	100,748	13.50	29,841	4.00	29,841	4.00	37,301	5.00

December 31, 2018
Total capital to risk weighted assets	$90,958	18.70%	$38,920	8.00%	$48,042	9.88%	$48,650	10.00%
Tier 1 (core) capital to risk weighted assets	85,328	17.54	29,190	6.00	38,312	7.88	38,920	8.00
Tier 1 (common) capital to risk weighted assets	85,328	17.54	21,893	4.50	31,014	6.38	31,623	6.50
Tier 1 (core) capital to adjusted total assets	85,328	13.26	25,733	4.00	25,733	4.00	32,166	5.00

*BASEL III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

NOTE 14 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$5,571	$4,041
Investment in banking subsidiary	101,414	82,994
Loans	—	1,775
Equity investment without readily determinable fair value	2,410	2,410
Other assets	2,046	1,611
Total assets	111,441	92,831
LIABILITIES
Other liabilities	379	57
Total liabilities	379	57
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	77	75
Additional paid-in-capital	89,682	88,539
Retained earnings	20,917	6,774
Other comprehensive income (loss)	386	(2,614)
Total stockholders’ equity	$111,062	$92,774
Total liabilities and equity	$111,441	$92,831

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
Interest income	$95	$156	$—
Other expense	1,822	2,263	883
Loss before income tax and undistributed subsidiary income	(1,727)	(2,107)	(883)
Income tax benefit	450	563	388
Equity in undistributed subsidiary income	15,420	10,278	4,139
Net income	$14,143	$8,734	$3,644
Comprehensive income	$17,143	$7,510	$3,360

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$14,143	$8,734	$3,644
Adjustments:
Stock compensation expense	1,095	1,503	554
Equity in undistributed subsidiary income	(15,420)	(10,278)	(4,139)
Change in other assets	(435)	(563)	(388)
Change in other liabilities	322	(9)	34
Net cash used in operating activities	(295)	(613)	(295)
Cash flows from investing activities
Investments in subsidiaries	—	(11,000)	(12,000)
Net change in loans	1,775	(1,775)	—
Purchase of equity investment without readily determinable fair value	—	(2,410)	—
Net cash provided by (used in) investing activities	1,775	(15,185)	(12,000)
Cash flows from financing activities:
Exercise of stock options	50	378	942
Proceeds from the issuance of common stock	—	—	26,341
Net cash provided by financing activities	50	378	27,283
Net change in cash and cash equivalents	1,530	(15,420)	14,988
Beginning cash and cash equivalents	4,041	19,461	4,473
Ending cash and cash equivalents	$5,571	$4,041	$19,461

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$(2,614)	$(1,390)	$(884)
Other comprehensive income (loss) before reclassifications, net of tax	$3,000	$(1,224)	$(284)
Amounts reclassified from accumulated other comprehensive income	—	—	(222)
Net current period other comprehensive income (loss)	3,000	(1,224)	(506)
Ending balance	$386	$(2,614)	$(1,390)

There were no reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

4.1

Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

4.2	Description of Esquire Financial Holdings, Inc. Common Stock
10.1

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.2

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.3

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.4

Esquire Bank 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.5

Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S‑1 (File No. 333‑218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.6

Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001‑38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†

10.7

First Amendment to the Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader dated December 19, 2018 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 14, 2019)†

10.8

Esquire Financial Holdings, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 333‑232164), filed by the Company with the Commission on Schedule 14A under the Exchange Act on June 6, 2019)†

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
Date: March 12, 2020
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	President and Chief Executive Officer and Director	March 12, 2020
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 12, 2020
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 12, 2020
Anthony Coelho

/s/ Todd Deutsch	Director	March 12, 2020
Todd Deutsch

/s/ Marc D. Grossman	Director	March 12, 2020
Marc D. Grossman

/s/ Russ M. Herman	Director	March 12, 2020
Russ M. Herman

/s/ Janet Hill	Director	March 12, 2020
Janet Hill

/s/ Robert J. Mitzman	Director	March 12, 2020
Robert J. Mitzman

/s/ Richard T. Powers	Director	March 12, 2020
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 12, 2020
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 12, 2020
Selig Zises