Form 10-K/A
period 2019-12-31
Esquire Financial Holdings, Inc.
filed 2020-04-30
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38074

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2020. The Company is filing this Amendment No. 1 to the Form 10-K, or “Form 10-K/A,” solely to revise Part III of the report to include the information previously omitted from the Form 10-K. This Amendment No. 1 to the report continues to speak as of the date of filing of the report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the report to reflect any events that occurred at a date subsequent to the filing of the report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is comprised of ten members. Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

The following sets forth certain information regarding the members of our Board of Directors and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of April 1, 2020.

With respect to directors and nominees, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director.  Each director of Esquire Financial is also a director of Esquire Bank. As described below, service as a director includes service with Esquire Bank and Esquire Financial.

Directors

Terms to Expire 2020

Russ M. Herman, Director. Mr. Herman, age 77, has been senior partner at the law firm Herman, Herman & Katz, L.L.C., a national law firm headquartered in New Orleans, Louisiana, since 1966. Mr. Herman is the past president of the Association of Trial Lawyers of America, Civil Justice Foundation, Roscoe Pound Foundation and the American Association of Justice. He is an author, frequent speaker at law schools and national legal seminars and conventions. Mr. Herman is a member of the National Trial Lawyers Hall of Fame. Mr. Herman has been a member of the Esquire Bank board of directors since 2007 and provides the Board with valuable insight into the legal industry.

Robert J. Mitzman, Director. Mr. Mitzman, age 65, is founder and a board member of the Quick Group of Companies since 1981, having amassed more than 35 years of experience in the worldwide specialized courier industry. Mr. Mitzman was also the former Chief Executive Officer and Chairman of the Quick Group of Companies. The Quick Group of Companies serves as a provider of worldwide-mission-critical logistics and transportation solutions. Mr. Mitzman previously served on the Board of Directors for Perfumania Holdings. Mr. Mitzman has been a member of the Esquire Bank board of directors since 2007 and provides the Board with extensive executive experience as a Chief Executive Officer, including leading an organization with global operations, experience in human resources and growing a business.

Kevin Waterhouse, Director. Mr. Waterhouse, age 52, is Vice President and Investment Advisor of L.M. Waterhouse & Company, a Valhalla, New York-based registered investment advisory firm. Mr. Waterhouse has worked at L.M. Waterhouse since 2002. Mr. Waterhouse previously served as First Vice President of Operations & Product Development of Waterhouse National Bank. Mr. Waterhouse is a founding organizer of Esquire Bank. Mr. Waterhouse provides the Board with a valuable perspective on general business oversight as well as on potential strategic initiatives. Mr. Waterhouse has been a member of the Esquire Bank board of directors since 2006.

Marc D. Grossman, Director. As a founding and senior partner of The Sanders Law Firm since 2003, Mr. Grossman, age 52, is an innovator and leader in the mass settlement of medical claims and mass torts. Mr. Grossman’s deep-rooted commitment to his clients and practice has led to his being a frequent speaker and national advocate for victim’s rights. Mr. Grossman currently serves on The Board of Directors of the New York State Trial Lawyers Association, The Executive Committee of the Association of Trial Lawyers of America, and is a member of the Mass Tort Trial Lawyers Association, the Million Dollar Advocates Forum and the leaders Forum of the American Association of Justice. Mr. Grossman has been a member of the Esquire Bank board of directors since 2013. Mr. Grossman provides the Board with an important insight into the legal industry and experience with managing and overseeing a business. Mr. Grossman has been a member of the Esquire Bank board of directors since 2013.

Terms to Expire 2021

Anthony Coelho, Chairman. Mr. Coelho, age 77, has served as Chair of the Advisory Board for Bender Consulting Services since 2002 and was Chair and a Board Member for the American Association of People with Disabilities and the Lead Independent Director of Service Corporation International. Mr. Coelho was a prominent member of the U.S. House of Representatives from 1978 – 1989. While a member of the House of Representatives, he authored the Americans with Disabilities Act, widely recognized as one of the most important pieces of civil rights legislation in the last 40 years. Mr. Coelho’s former and current business affiliations include service on a number of corporate boards and as CEO of Wertheim Schroder Investment Services. Mr. Coelho has been a member of the Esquire Bank board of directors since 2010 and has been Chairman of the Board of Directors since August 2018. Mr. Coelho provides the Board with valuable perspective on general business oversight, as well as potential strategic initiatives.

Richard T. Powers, Director. Mr. Powers, age 72, served as Esquire Bank’s President and Chief Executive Officer from Esquire Bank’s pre-opening organizational stage in 2005 through 2008. Prior to joining Esquire Bank, Mr. Powers was President, U.S. Direct Services for Fiserv CBS. Mr. Powers has over 40 years of experience in all areas of the financial services industry, both banking and brokerage. He has served as President and Chief Operating Officer of Waterhouse National Bank and Executive Vice President and Chief Operations Officer of North Fork Bank, among other banking positions. Since 2009, Mr. Powers has been the owner of RT Powers & Associates, a banking and financial services consultant firm and he is recognized as an expert witness for banking technology patent infringement. Mr. Powers is a founding organizer of Esquire Bank. Mr. Powers provides the Board with important experience and insight into the financial services industry. Mr. Powers has been a member of the Esquire Bank board of directors since 2006.

Andrew C. Sagliocca, President, Chief Executive Officer and Director. Mr. Sagliocca, age 52, served as Esquire Bank’s Chief Financial Officer when he joined Esquire Bank in February 2007. He became Esquire Bank’s Chief Executive Officer in January 2009. Prior to joining Esquire Bank, Mr. Sagliocca was Senior Vice President and Corporate Controller of North Fork Bank from 1999 to 2007. Mr. Sagliocca has more than 29 years of experience in the financial services industry. Mr. Sagliocca’s extensive experience in the financial services provides the Board with a unique perspective on Esquire Bank’s business and strategic direction. Mr. Sagliocca has been a member of the Esquire Bank board of directors since 2008.

Janet Hill, Director. Ms. Hill, age 72, has served as Principal at Hill Family Advisors since 2010, where she oversees her family’s assets and investments. From 1981 until her retirement in 2010, Ms. Hill was the owner of and served as Vice President of Alexander & Associates, Inc., a management consulting firm where she provided advice and counseling to major corporations on policies and procedures to achieve and maintain an inclusive workforce. She is currently a member of the boards of directors of the Carlyle Group, Dean Foods Company and Echo360. Ms. Hill is a former director of Wendy’s, Inc.  and Sprint Nextel Corporation. She also serves on the Board of Trustees at Duke University and the Wolf Trap Foundation. Ms. Hill has a Bachelor of Arts from Wellesley College and a Master of Arts from the University of Chicago, both in Mathematics. Ms. Hill has been a member of the Esquire Bank board of directors since 2016. Ms. Hill provides the Board with important business and strategic insight.

Terms to Expire 2022

Todd Deutsch, Director. Mr. Deutsch, age 47, is a private investor and entrepreneur. Since 2012, Mr. Deutsch has managed his family office. From 2009 to 2012, Mr. Deutsch was the Portfolio Manager/Principal at Bascom Hill Partners, a wealth management services company. Prior to running his family office and Bascom Hill Partners, Mr. Deutsch spent twenty years as a trader with Goldman Sachs and various hedge funds. Mr. Deutsch has been a member of the Esquire Bank board of directors since 2015. Mr. Deutsch provides the Board with extensive financial and business experience as well as valuable insight into managing and overseeing a business.

Selig A. Zises, Director. Mr. Zises, age 78, is a retired investor. Mr. Zises was the founder and CEO of Integrated Resources, a financial services company, from 1969 to 1988. Mr. Zises is a founding organizer of Esquire Bank. Mr. Zises’ extensive experience in the financial services industry provides the Board with an important perspective on the Bank’s business and strategic direction. Mr. Zises has been a member of the Esquire Bank board of directors since 2009.

Executive Officers Who are Not Directors

Eric S. Bader, Executive Vice President, Chief Operating Officer and Corporate Secretary. Mr. Bader, age 43, was named Chief Operating Officer, and remained as Executive Vice President and Corporate Secretary, effective  December 2018.  Mr. Bader served as the Executive Vice President and Chief Financial Officer of the Company and Esquire Bank from February 2011 to December 2018.  From January 2009 to February 2011, Mr. Bader served as Senior Vice President and Chief Financial Officer of the Company and the Bank.  Mr. Bader served as Esquire Bank’s Senior Vice President and Treasurer upon joining Esquire Bank in January 2008 to January 2009. Prior to joining Esquire Bank, Mr. Bader was Vice President at Goldman Sachs and served as a Vice President and Investment Officer at North Fork Bank. Mr. Bader has over 20 years of experience in the financial services industry.

Ari P. Kornhaber, Executive Vice President, Director of Sales. Mr. Kornhaber, age 48, has served as Director of Sales at Esquire Bank since 2013. From 2004 to 2013, Mr. Kornhaber served as National Marketing Director at Plaintiff Funding Holding, Inc. (dba LawCash). Mr. Kornhaber has spoken on the subject of financing for lawyers, law firms and their clients, and the ethics surrounding the same, at numerous seminars and conferences across the United States. After receiving his law degree from Touro Law School in New York, Mr. Kornhaber was a practicing plaintiff’s lawyer in New York City with the law firm of Pariser and Vogelman, PC and was a trial attorney for the law firm of Napoli, Kaiser and Bern, LLC, where he specialized in personal injury, medical malpractice and mass tort litigation.

Michael Lacapria, Senior Vice President and Chief Financial Officer. Michael Lacapria, age 42, has served as Senior Vice President and Chief Financial Officer of the Company and Esquire Bank since December 2018.  From October 2016 through December 2018, Mr. Lacapria served as the Chief Financial Officer of Deutsche Bank Trust Corporation and the regional finance director for Deutsche Bank’s U.S. operations.  From 2014 to 2016, Mr. Lacapria served as a Director in Cantor Fitzgerald’s real estate lending and investment management platforms.  From 2000 to 2014, Mr. Lacapria rose to the level of Senior Manager in the KPMG LLP New York financial services audit practice focused on investment and commercial banking. Michael has over 19 years of experience in the financial services industry.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  Based on our review of ownership reports required to be filed for the year ended December 31, 2019, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports with the Securities and Exchange Commission on a timely basis.

Code of Ethics

Esquire Financial has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on our Internet website at www.esquirebank.com under the “Investor Relations” tab.  Amendments to and waivers from the Code of Ethics will also be disclosed on Esquire’s website.

Audit Committee

The Audit Committee is comprised of Directors Powers (Chairman),  Waterhouse and Coelho, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing rules.  The Audit Committee also serves as the audit committee of the board of directors of Esquire Bank. The Board of Directors has determined that Director Powers qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table.  The table below summarizes for the years ended December 31, 2019 and 2018 the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated officers.  Each individual listed in the table below is referred to as a named executive officer.

Summary Compensation Table
				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)
Andrew C. Sagliocca	2019	$575,046	$475,000	$828,750	—	$45,360	$1,924,156
Director, President and	2018	$525,046	$400,000	$747,000	—	$42,549	$1,714,595
Chief Executive Officer

Eric S. Bader Executive Vice President,	2019	$450,035	$275,000	$414,375	—	$43,965	$1,183,375
Chief Operating Officer	2018	$425,036	$200,000	$373,500	—	$35,599	$1,034,135
and Corporate Secretary

Ari P. Kornhaber	2019	$450,035	$275,000	$414,375	—	$35,890	$1,175,300
Executive Vice President	2018	$425,036	$200,000	$373,500	—	$33,730	$1,032,266
and Director of Sales

_________________________

(1)	These amounts represent restricted stock awards granted to the named executive officers in December 2019 and December 2018. The per share fair value under ASC Topic 718 of each share of restricted stock awarded was $25.50 and $24.90 on December 19, 2019, December 10, 2018, respectively, the dates of grant.
(2)	The amounts in this column represent all other compensation not reported in prior columns in this table, including perquisites, the aggregate value of which exceeds $10,000. This column consists of medical, dental, vision disability, life, AD&D, car allowances or other benefits.

Bonuses

During the budgeting process at the end of each year, the board of directors allocates a bonus pool for potential allocation to senior officers at the end of the following year.  The President and Chief Executive Officer evaluates the performance of the senior officers, including the named executive officers (other than himself), and recommends bonus amounts to be awarded to the senior officers to the Compensation Committee of the Board of Directors. The Compensation Committee determines the bonus amount awarded to the President and Chief Executive Officer and reviews and approves the bonuses awarded to the senior officers.

Employment Agreements

The Company and Bank have jointly entered into an employment agreement with Andrew C. Sagliocca, our President and Chief Executive Officer, with an initial term of three years, and have also entered into employment agreements with Eric S. Bader, our Executive Vice President and Chief Operating Officer, and with Ari Kornhaber, our Executive Vice President and Director of Sales, each with an initial term of two years. The agreements provide for daily automatic extensions, unless the executives’ are provided with written notice of the discontinuance of such automatic extensions, in which event the agreement shall expire at the end of 36 months (24 months with respect to Mr. Bader’s and Kornhaber’s agreement) following the date of the non-extension notice. Under the employment agreements, the 2020 base salary for Messrs. Sagliocca, Bader, and Kornhaber is $600,000,  $475,000, and $475,000, respectively. The base salaries are reviewed at least annually and may be increased but not decreased. In addition to the base salary, each agreement provides that the executive will receive all benefits provided to full-time employees of the Company or Bank.  Further, if equity awards are granted in any calendar year under any Company equity compensation plan,  the employment agreements provide that the executives shall receive the following:  Mr. Sagliocca shall receive an award equal to no less than the greater of  (i) 12.5% of the total number of such type of awards granted during such calendar year under such equity plans, or (ii) 50% of the total number of such type of awards granted during such calendar year to the Company’s Executive Chairman under all such plans; and Mr. Bader and Mr. Kornhaber shall each receive an award equal to no less than 50% of the total number of such awards granted to the Chief Executive Officer. Additionally, under the agreements, the executives will receive monthly automobile allowances and a life insurance policy in an amount equal to at least three (3) times, in the case of Mr. Sagliocca, and two (2) times, in the case of Messrs. Bader and Kornhaber, of the executive’s average (i) base salary and (ii) bonus payable under the bonus plan for the prior two full calendar years.

The agreements permit the Company or Bank to terminate the executive’s employment for cause (as defined in the agreement) at any time. In the event the we choose to terminate an executive’s employment (i) for reasons other than for cause, his death or disability or his retirement (as defined in the agreement), (ii) in the event of the executive’s resignation from the Company or Bank for “good reason” upon (a) failure to be reappointed to his current office, (b) a material change in his functions, duties or responsibilities, (c) the liquidation or dissolution of the Company or Bank, or (d) a breach of the agreement by the Company or Bank, then in any such event, the executive, would be entitled to receive a cash severance payment. The cash severance payment would be an amount equal to (A) the greater of: (i) his base salary payable during the remaining term of the agreement or (ii) 100% of his base salary as of the termination date, plus (B) the dollar amount of his bonus paid to the executive for the most recently completed calendar year multiplied by the greater of  (i) the number of full and partial years in the remaining term of the agreement or (ii) one (1). In addition, each executive would be entitled to continue to receive for a period of eighteen (18) months (the “COBRA period”) continuing medical and dental insurance coverage provided to former employees of the Company or Bank at no cost to executive. Each executive also will be entitled to a lump sum cash payment payable within 30 days following his termination equal to the sum of the estimated cost of medical and dental coverage from the last day of the COBRA period through the remaining term of the agreement plus the expense of converting his Company-paid life insurance to an individual life insurance policy.

In the event that after the occurrence of a change in control, one of the executive’s employment is (i) involuntarily terminated within 24 months (other than for Cause), (ii) terminated by him for good reason within 24 months, or (iii) terminated by him for any reason (other than good reason) within 12 months, then the Company or Bank will pay him a cash payment equal to 299% of his average annual compensation in the case of Mr. Sagliocca (200% in the case of Messrs. Bader and Kornhaber) over the five most recently completed calendar years. Such payment will be made to him within 30 days following his termination of employment. In addition, each executive will be entitled to the same continuation of health care coverage provided in the immediately preceding paragraph, as well as the cash lump sum payment to equal to the estimated cost of his and his family’s medical and dental coverage from the last day of the COBRA period through the remaining term of the agreement plus the expense of converting his Company-paid life insurance to an individual life insurance policy. If the payment and benefits payable to an executive following a change in control would result in an excess parachute and excise taxes payable by the executive, the Company and or Esquire Bank will promptly pay or reimburse the executive for such taxes, as well as any other federal, state or local taxes that result from the Company’s or Bank’s payment of such taxes.

In exchange for Esquire Bank’s and Company’s promises under the employment agreements, each executive agrees that in the event of his termination under the employment agreement, other than due to disability or a change in control, for a period of one year following such termination he will not compete with, or solicit employees or customers, suppliers vendors of the Company or Esquire Bank to terminate, reduce, limit or change their business relationship with the Company or Esquire Bank, and further will not disclose confidential information or disparage the Company or Bank.

Incentive Compensation Plans

2007 Stock Option Plan. At the May 23, 2007 Annual Meeting, the stockholders of Esquire Bank approved the Esquire Bank 2007 Stock Option Plan. Under this plan, directors and key principal officers of Esquire Bank, and other persons designated by the Compensation Committee were eligible to participate in the 2007 Stock Option Plan. The Esquire Bank 2007 Stock Option Plan has expired; however, as of April 21, 2020,  26,550 shares remain issuable pursuant to outstanding options previously awarded under the plan.

2011 Stock Compensation Plan. On May 26, 2011, the stockholders of the Company approved the 2011 Stock Compensation Plan. The 2011 Stock Compensation Plan authorizes the issuance of up to 404,607 shares of the Company’s common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards to officers, employees, directors and consultants of the Company and Esquire Bank. On August 26, 2015, the stockholders of the Company approved an amendment to the Company’s 2011 Stock Compensation Plan to authorize 350,000 additional shares for issuance under that plan. As of April 21, 2020, options to purchase 731,425 shares of common stock are outstanding to officers, directors and others and 62 shares remain available for grant under the 2011 Stock Compensation Plan, which will only be granted as stock options.

The 2011 Stock Compensation Plan is administered by the members of the Compensation Committee of the Board of the Company, which has authority to make grants under the plan and to determine the types of awards and the number of shares of stock subject to any award, in its discretion. The Compensation Committee has full and exclusive power within the limitations set forth in the 2011 Stock Compensation Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; and interpreting and otherwise construing the 2011 Stock Compensation Plan.

Employees, directors, officers and consultants of the Company or its subsidiaries are eligible to receive awards under the 2011 Stock Compensation Plan, except that non-employees may not be granted incentive stock options.

Unless otherwise provided in an award agreement, in the event of a participant’s termination of service for any reason other than disability, retirement or death or termination for cause, then (i) any stock options shall be exercisable only as to those awards that were vested on the date of termination of service and only for a period of three months following termination, and (ii) any restricted stock awards and other awards that have not vested as of the date of termination of service shall expire and be forfeited.

In the event of termination for cause, any awards that have not vested, or have vested but have not been exercised (in the case of stock options) shall expire and shall be forfeited. Unless otherwise provided in an award agreement, upon termination of service due to death, disability or retirement, all stock options shall be exercisable as to all shares subject to an outstanding award, whether or not then exercisable, and all other awards shall become fully vested at the date of termination of service. Stock options may be exercised for a period of one year following such termination of service. Under the Internal Revenue Code, no stock option shall be eligible for treatment as an incentive stock option in the event such option is exercised more than one year following termination of service due to disability, and in order to obtain incentive stock option treatment by heirs or devisees of the stock option holder, the stock option holder’s death must have occurred while employed or within three months of termination of service.

2017 Equity Incentive Plan. On November 8, 2017, the stockholders of the Company approved its 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock pursuant to grants of restricted stock, restricted stock units, stock options, including incentive stock options and non-qualified stock options, any of which may vest based either on the passage of time or achievement of performance, or a combination of each, to officers, employees, directors and service providers of the Company and Esquire Bank. No more than 200,000 shares may be granted as restricted stock awards and restricted stock units.  As of April 21, 2020, options to purchase 92,250 shares of common stock have been granted (and are outstanding) to officers, directors and others, 200,000 shares of restricted stock have been granted to directors and executive officers and 6,750 shares remain available for grant under the 2017 Equity Incentive Plan which can be granted as stock options.

The 2017 Equity Incentive Plan is administered by the Compensation Committee, which has authority to make grants under the plan and to determine the types of awards and the number of shares of stock subject to any award, in its discretion. The Compensation Committee has full and exclusive power within the limitations set forth in the 2017 Equity Incentive Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; and interpreting and otherwise construing the 2017 Equity Incentive Plan.

Unless otherwise provided in an award agreement, in the event of a participant’s termination of service for any reason other than disability, retirement or death or termination for cause, then (i) any stock options will be exercisable only as to those awards that were immediately exercisable at the date of termination, and may be exercised only for a period of three months following termination, and (ii) any restricted stock awards and restricted stock units that have not vested as of the date of termination of service will expire and be forfeited.

In the event of termination for cause, all stock options granted that have not been exercised and all restricted stock awards and restricted stock units that have not vested will expire and be forfeited. Unless otherwise provided in an award agreement, upon termination of service due to death or disability, all stock options will be exercisable as to all shares subject to an outstanding award, whether or not then exercisable, and restricted stock awards and restricted stock units will become fully vested at the date of termination of service. Stock options may be exercised for a period of one year following such termination of service. Under the Internal Revenue Code, no stock option shall be eligible for treatment as an incentive stock option in the event such option is exercised more than one year following termination of service due to disability, and in order to obtain incentive stock option treatment by heirs or devisees of the stock option holder, the stock option holder’s death must have occurred while employed or within three months of termination of service.

2019 Equity Incentive Plan. On May 30, 2019, the stockholders of the Company approved its 2019 Equity Incentive Plan. The 2019 Equity Incentive Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock pursuant to grants of restricted stock, restricted stock units, stock options, including incentive stock options and non-qualified stock options, any of which may vest based either on the passage of time or achievement of performance, or a combination of each, to officers, employees, directors and service providers of the Company and Esquire Bank. No more than 200,000 shares may be granted as restricted stock awards and restricted stock units. As of April 21, 2020,  74,000 shares of restricted stock have been granted to directors and executive officers and 226,000 shares remain available for grant under the 2019 Equity Incentive Plan of which 126,000 can be granted as restricted shares.

The 2019 Equity Incentive Plan is administered by the Compensation Committee, which has authority to make grants under the plan and to determine the types of awards and the number of shares of stock subject to any award, in its discretion. The Compensation Committee has full and exclusive power within the limitations set forth in the 2019 Equity Incentive Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; and interpreting and otherwise construing the 2019 Equity Incentive Plan.

Unless otherwise provided in an award agreement, in the event of a participant’s termination of service for any reason other than disability, retirement or death or termination for cause, then (i) any stock options will be exercisable only as to those awards that were immediately exercisable at the date of termination, and may be exercised only for a period of three months following termination, and (ii) any restricted stock awards and restricted stock units that have not vested as of the date of termination of service will expire and be forfeited.

In the event of termination for cause, all stock options granted that have not been exercised and all restricted stock awards and restricted stock units that have not vested will expire and be forfeited. Unless otherwise provided in an award agreement, upon termination of service due to death or disability, all stock options will be exercisable as to all shares subject to an outstanding award, whether or not then exercisable, and restricted stock awards and restricted stock units will become fully vested at the date of termination of service. Stock options may be exercised for a period of one year following such termination of service. Under the Internal Revenue Code, no stock option shall be eligible for treatment as an incentive stock option in the event such option is exercised more than one year following termination of service due to disability, and in order to obtain incentive stock option treatment by heirs or devisees of the stock option holder, the stock option holder’s death must have occurred while employed or within three months of termination of service.

Outstanding Equity Awards at Fiscal Year End

The following table shows stock options outstanding for each of our named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)($)
Andrew C. Sagliocca	01/04/2010	27,000	—	12.50	01/04/2020	1/23/2018	15,000	391,050
	08/01/2014	10,000	—	12.50	08/01/2024	12/10/2018	30,000	782,100
	09/01/2015	21,340	5,337	12.50	09/01/2025	12/19/2019	32,500	847,275
	09/01/2016	34,950	23,300	12.50	09/01/2026
Eric S. Bader	01/04/2010	20,000	—	12.50	01/04/2020	1/23/2018	7,500	195,525
	08/01/2014	6,550	—	12.50	08/01/2024	12/10/2018	15,000	391,050
	09/01/2015	14,228	3,557	12.50	09/01/2025	12/19/2019	16,250	423,638
	09/01/2016	17,475	11,650	12.50	09/01/2026
Ari P. Kornhaber	08/01/2014	10,000	—	12.50	08/01/2024	1/23/2018	7,500	195,525
	09/01/2015	7,112	1,780	12.50	09/01/2025	12/10/2018	15,000	391,050
	05/02/2016	4,500	3,000	12.50	05/02/2026	12/19/2019	16,250	423,638
	09/01/2016	17,475	11,650	12.50	09/01/2026

_____________________
(1)	All stock option awards vest in 20% increments on the first, second, third, fourth and fifth anniversary of the date of grant.
(2)	Vest over six years, one third in each year commencing in 2022 through 2024 on the anniversary date of grant.
(3)	Amounts shown are based on the fair market value of Esquire Financial common stock on December 31, 2019 of $26.07.

Director Compensation

The following table sets forth for the year ended December 31, 2019 certain information as to total compensation paid to non-employee directors. Messr. Sagliocca did not receive any additional compensation for service on our board of directors or Esquire Bank’s board of directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Anthony Coelho	115,000	(3)	76,500	—	191,500
Todd Deutsch	30,000		25,500	—	55,500
Marc Grossman	8,250		25,500	—	33,750
Russ M. Herman	9,000		25,500	—	34,500
Janet Hill	13,750		38,250	—	52,000
Robert J. Mitzman	15,000		38,250	—	53,250
Richard T. Powers	36,500		38,250	—	74,750
Jack Thompson (4)	14,500		—	—	14,500
Kevin C. Waterhouse	41,750		25,500	—	67,250
Selig Zises	22,500		38,250	—	60,750

_____________________
(1)	These amounts represent restricted stock awards granted to certain directors in December 2019. The stock awards were granted on December 19, 2019 at a per share fair value of $25.50 as determined under ASC Topic 718.
(2)	At December 31, 2019, Messrs. Coelho, Deutsch, Grossman, Herman, Hill, Mitzman, Powers, Waterhouse and Zises held 42,231, 20,000, 9,000, 45,731, 10,500, 46,231, 8,778, 14,892, and 37,681 outstanding stock options, respectively.
(3)	Includes annual retainer for Mr. Coelho of $115,000 effective August of 2018.
(4)	Mr. Thompson resigned from the board during 2019.

Director Fees

Board member of the Company receive fees for board and committee meetings. Board members receive $1,000 for each Board and committee meeting attended.  In December of 2019, the Compensation Committee recommended and the Board of Directors approved an annual retainer for Mr. Coelho, Chairman of the Board, of $125,000 with no additional payments to Mr. Coelho for Board or committee meetings.  Annual retainer fees of $20,000 for all board members and an additional $5,000 for all Committee chairs were also approved. The annual retainer fees for the board members, aside from the Chairman, are in addition to fees for Board and committee meetings attended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups who beneficially own in excess of 5% of the shares of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of April 21, 2020, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 100 Jericho Quadrangle, Suite 100, Jericho, New York 11753.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Directors, Executive Officers and Named Executive Officers

Selig A. Zises	331,661	(2)	4.3%
Todd Deutsch	63,000	(3)	*
Russ M. Herman	80,804	(4)	1.0%
Robert J. Mitzman	124,546	(5)	1.6%
Kevin C. Waterhouse	135,278	(6)	1.8%
Marc Grossman	24,099	(7)	*
Janet Hill	14,480	(8)	*
Richard T. Powers	55,420	(9)	*
Anthony Coelho	85,694	(10)	1.1%
Andrew C. Sagliocca	196,248	(11)	2.5%
Eric S. Bader	95,780	(12)	1.2%
Ari P. Kornhaber	82,337	(13)	1.1%
Michael Lacapria	6,000	(14)	*
All directors and current executive officers as a group (13 persons)	1,295,347	(15)	16.2%

5% Beneficial Stockholders

RMB Capital Management, LLC 115 S. LaSalle Street, 34th Floor Chicago, Illinois 60603	709,397	(16)	8.9%
Wasatch Advisors Inc. 505 Wakara Way, 3rd Floor Salt Lake City, Utah 84108	610,739	(17)	7.6%

*Less than 1%

(1)In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he or she has shared or sole voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. No shares of common stock are pledged as collateral by a director or executive officer.

(2)Includes 1,500 unvested shares of restricted stock and presently exercisable options to purchase 24,620 shares of the Company’s common stock.

(3)Includes 5,500 unvested shares of restricted stock and presently exercisable options to purchase 16,000 shares of the Company’s common stock.

(4)Includes 3,500 unvested shares of restricted stock and presently exercisable options to purchase 30,284 shares of the Company’s common stock.

(5)Includes 6,000 unvested shares of restricted stock and presently exercisable options to purchase 29,784 shares of the Company’s common stock.

(6)Includes 1,000 unvested shares of restricted stock and presently exercisable options to purchase 10,278 shares of the Company’s common stock.

(7)Includes 3,000 unvested shares of restricted stock and presently exercisable options to purchase 5,000 shares of the Company’s common stock.

(8)Includes 1,500 unvested shares of restricted stock and presently exercisable options to purchase 6,000 shares of the Company’s common stock.

(9)Includes 1,500 unvested shares of restricted stock and presently exercisable options to purchase 2,920 shares of the Company’s common stock.

(10)Includes 10,500 unvested shares of restricted stock and presently exercisable options to purchase 29,784 shares of the Company’s common stock.

(11)Includes 77,500 unvested shares of restricted stock and presently exercisable options to purchase 66,290 shares of the Company’s common stock.

(12)Includes 38,750 unvested shares of restricted stock and presently exercisable options to purchase 38,253 shares of the Company’s common stock.

(13)Includes 38,750 unvested shares of restricted stock and presently exercisable options to purchase 40,587 shares of the Company’s common stock.

(14) Includes 1,500 unvested shares of restricted stock and presently exercisable options to purchase 500 shares of the Company’s common stock.

(15)Includes presently exercisable options and options exercisable within 60 days to purchase 299,800 shares of the Company’s common stock.

(16) Based on a Schedule 13G filed on February 14, 2020.

(17) Based on a Schedule 13G filed on February 10, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Certain Related Persons

In addition to the compensation arrangements with directors and executive officers described in “Executive Officer Compensation” above, the following is a description of transactions since January 1, 2019, to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than five percent of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.

Policies and Procedures Regarding Related Party Transactions

Transactions by the Company or Esquire Bank with related parties are subject to certain regulatory requirements and restrictions, including Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by Esquire Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by Esquire Bank to its executive officers, directors and principal stockholders).

Under applicable Securities and Exchange Commission and NASDAQ listing rules, related party transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. Related parties of the Company include directors (including nominees for election as directors), executive officers, five percent stockholders and the immediate family members of these persons. Related party transactions will be referred for approval or ratification to our Corporate Governance and Nominating Committee. In determining whether to approve a related party transaction, this Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies.

Banking Relationships

We have engaged, and expect to engage in the future, in banking transactions in the ordinary course of business with directors, officers, principal stockholders and their associates and/or immediate family members, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us and that do not involve more than the normal risk of collectability or present other unfavorable features.

At December 31, 2019, the aggregate amount of extensions of credit to our directors, executive officers, principal stockholders and their associates was $8.5 million, or approximately 7.7% of our total equity. At December 31, 2019, unfunded commitments totaled $12,887.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Mr. Sagliocca, is an independent director, as defined under the Nasdaq listing rules. Mr. Sagliocca is not independent because he is an executive officer of Esquire Financial.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe LLP during the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$230,000	$215,500
Audit-Related Fees	$—	$15,000
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees.    The aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements and services that are normally provided in connection with our engagement were $230,000 and  $215,500 during the years ended December 31, 2019 and 2018, respectively.

Audit Related Fees.  During the year ended December 31,  2018, respectively, audit-related fees of $15,000 were billed, all of which consisted of fees for services related to the Company’s shelf registration statement and the Company’s initial public stock offering, including review of the registration statement and prospectus, the issuance of consents, participation in drafting sessions, the preparation of accounting opinions, assistance with responses to regulatory accounting comments and the preparation of a comfort letter.

Tax Fees.    There were no fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance during the years ended December 31, 2019 and 2018, respectively.

All Other Fees.    There were no other fees billed during the years ended December 31, 2019 and 2018, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered and services performed in connection with the Company’s initial public stock offering, was compatible with maintaining the independence of Crowe LLP.  The Audit Committee concluded that performing such services did not affect the independence of Crowe LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services.  The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit-related fees and all other fees described above were approved as part of our engagement of Crowe LLP.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(iii) Exhibits. See below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)
3.2	Bylaws of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto)
4.1	Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)
4.2	Description of Esquire Financial Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.2 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)
10.1	Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†
10.2	Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†
10.3	Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†
10.4	Esquire Bank 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†
10.5	Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†
10.6	Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†
10.7	First Amendment to the Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader dated December 19, 2018 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 14, 2019)†
10.8	Esquire Financial Holdings, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 333-232164), filed by the Company with the Commission on Schedule 14A under the Exchange Act on June 6, 2019)†
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)
23	Consent of Crowe LLP (incorporated by reference to Exhibit 23 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)

__________________________

†Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: April 30, 2020	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President, Chief Executive Officer and Director
(Duly Authorized Representative)

