Form 10-Q
period 2020-03-31
Esquire Financial Holdings, Inc.
filed 2020-05-08
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2020, there were 7,669,440 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10‑Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$70,379	$61,806
Securities available-for-sale, at fair value	138,125	146,419
Securities, restricted, at cost	2,665	2,665

Loans	590,397	565,369
Less: allowance for loan losses	(8,878)	(6,989)
Loans, net	581,519	558,380
Premises and equipment, net	2,913	2,835
Accrued interest receivable	3,309	3,242
Other assets	22,570	22,661
Total assets	$821,480	$798,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$260,994	$201,837
Savings, NOW and money market	417,144	459,037
Time	19,692	19,746
Total deposits	697,830	680,620

Secured borrowings	85	86
Accrued expenses and other liabilities	8,680	6,240
Total liabilities	$706,595	$686,946

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,697,146 and 7,652,170 shares issued, respectively; and 7,669,440 and 7,652,170 shares outstanding, respectively	77	77
Additional paid-in capital	90,360	89,682
Retained earnings	23,514	20,917
Accumulated other comprehensive income	1,419	386
Treasury stock at cost, 27,706 and 0 shares, respectively	(485)	—
Total stockholders’ equity	114,885	111,062
Total liabilities and stockholders’ equity	$821,480	$798,008

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Interest income:
Loans	$8,441	$7,192
Securities	886	1,065
Interest earning deposits and other	246	226
Total interest income	9,573	8,483

Interest expense:
Savings, NOW and money market deposits	297	429
Time deposits	96	125
Borrowings	1	1
Total interest expense	394	555

Net interest income	9,179	7,928
Provision for loan losses	1,900	425
Net interest income after provision for loan losses	7,279	7,503

Noninterest income:
Merchant processing income	2,956	1,814
Customer related fees and service charges	165	267
Total noninterest income	3,121	2,081

Noninterest expense:
Employee compensation and benefits	3,978	3,436
Occupancy and equipment	546	439
Professional and consulting services	847	494
FDIC and regulatory assessments	91	86
Advertising and marketing	104	68
Travel and business relations	127	112
Data processing	729	506
Other operating expenses	444	340
Total noninterest expense	6,866	5,481

Net income before income taxes	3,534	4,103
Income tax expense	937	1,118

Net income	$2,597	$2,985

Earnings per share
Basic	$0.35	$0.40
Diluted	$0.33	$0.39

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$2,597	$2,985
Other comprehensive income:
Unrealized gains arising during the period on securities available-for-sale	1,445	1,963
Reclassification adjustment for net gains included in net income	—	—
Tax effect	(412)	(519)
Total other comprehensive income	1,033	1,444
Total comprehensive income	$3,630	$4,429

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	111,062
Net income	—	—	—	—	—	2,597	—	—	2,597
Other comprehensive income	—	—	—	—	—	—	1,033	—	1,033
Exercise of stock options, net of repurchases (20,224 shares)	—	44,976	—	—	290	—	—	—	290
Stock compensation expense	—	—	—	—	388	—	—	—	388
Purchase of common stock	—	(27,706)	—	—	—	—	—	(485)	(485)
Balance at March 31, 2020	—	7,669,440	$—	$77	$90,360	$23,514	$1,419	$(485)	$114,885

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$—	$92,774
Net income	—	—	—	—	—	2,985	—	—	2,985
Other comprehensive income	—	—	—	—	—	—	1,444	—	1,444
Stock compensation expense	—	—	—	—	270	—	—	—	270
Balance at March 31, 2019	—	7,532,723	$—	$75	$88,809	$9,759	$(1,170)	$—	$97,473

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,597	$2,985
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	1,900	425
Depreciation	139	107
Stock compensation expense	388	270
Net amortization:
Securities	192	95
Loans	79	177
Right of use asset	111	90
Changes in other assets and liabilities:
Accrued interest receivable	(67)	134
Other assets	111	(5,584)
Operating lease liability	(102)	(99)
Accrued expenses and other liabilities	1,999	1,966
Net cash provided by operating activities	7,347	566

Cash flows from investing activities:
Net change in loans	(25,118)	(22,100)
Purchases of securities available-for-sale	—	(9,918)
Principal repayments on securities available-for-sale	9,547	4,575
Purchases of premises and equipment	(217)	(333)
Net cash used in investing activities	(15,788)	(27,776)

Cash flows from financing activities:
Net increase in deposits	17,210	46,561
Decrease in secured borrowings	(1)	—
Exercise of stock options	290	—
Purchase of common stock	(485)	—
Net cash provided by financing activities	17,014	46,561

Increase in cash and cash equivalents	8,573	19,351

Cash and cash equivalents at beginning of the period	61,806	30,562

Cash and cash equivalents at end of the period	$70,379	$49,913

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$395	$555
Taxes	182	51
Noncash transactions:
Right of use asset obtained in exchange for lease liability	543	3,640

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2019 and 2018. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The full impact of COVID-19 is unknown and rapidly evolving.

We have implemented a customer payment deferral program (principal and interest) to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with regulatory guidance and the provisions of the CARES Act, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans during the deferral period and not evaluated as to whether they are troubled debt restructurings. There were no delinquent loans upon adoption of our payment deferral program.

At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020, but the Company currently expects it to negatively impact us more in the remaining portion of 2020 than experienced in the first quarter. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's first quarter 2020 Consolidated Statement of Financial Condition and Consolidated Statement of Income except for an increase in our general provision for loan losses and related allowance for loan losses.

As of March 31, 2020, the Company had no loan modification agreements related to the COVID-19 crisis.

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

New Accounting Pronouncements

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016‑13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU was originally effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At its July 17, 2019 public meeting, FASB issued a proposal to delay the effective date of ASU 2016-13 for certain entities, including SEC filers classified as smaller reporting companies. On October 16, 2019, FASB voted for the delay, the revised effective date for adoption for the Company, which is classified as a smaller reporting company, is January 1, 2023. Due to this change in effective date, the Company plans to adopt ASU 2016-13 on or before January 1, 2023, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and continues to prepare for the implementation of this standard.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2020
Mortgage-backed securities – agency	$23,697	$997	$—	$24,694
Collateralized mortgage obligations (CMO’s) – agency	112,443	1,049	(61)	113,431
Total available-for-sale	$136,140	$2,046	$(61)	$138,125

December 31, 2019
Mortgage-backed securities – agency	$24,603	$524	$(90)	$25,037
Collateralized mortgage obligations (CMO’s) – agency	121,276	451	(345)	121,382
Total available-for-sale	$145,879	$975	$(435)	$146,419

Mortgage-backed securities include all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2020 and 2019 pass-through certificates are fixed rate instruments. CMO’s, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PAC’s). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities for the three ended March 31, 2020.

At March 31, 2020, securities having a fair value of $114.8 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $110.3 million. At December 31, 2019, securities having a fair value of $122.8 million were pledged to the FHLB for borrowing capacity totaling $116.7 million. At March 30, 2020 and December 31, 2019, the Company had no outstanding FHLB advances.

At March 31, 2020, securities having a fair value of $23.3 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $23.1 million. At December 31, 2019, securities having a fair value of $23.6 million were pledged to the FRB for borrowing capacity totaling $22.9 million. At March 31, 2020 and December 31, 2018, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2020
Mortgage-backed securities – agency	$—	$—	$—	$—	$—	$—
CMO’s – agency	7,375	(19)	5,302	(42)	12,677	(61)
Total temporarily impaired securities	$7,375	$(19)	$5,302	$(42)	$12,677	$(61)

December 31, 2019
Mortgage-backed securities - agency	$—	$—	$9,529	$(90)	$9,529	$(90)
CMO's - Agency	20,639	(66)	22,295	(279)	42,934	(345)
Total temporarily impaired securities	$20,639	$(66)	$31,824	$(369)	$52,463	$(435)

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

At March 31, 2020, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2020.

No impairment charges were recorded for the three months ended March 31, 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
1 – 4 family residential	$51,738	$48,140
Commercial	292,343	257,957
Multifamily	147,333	152,633
Commercial real estate	51,126	52,477
Construction	-	6,450
Consumer	47,479	47,322
Total Loans	590,019	564,979

Deferred costs and unearned premiums, net	378	390
Allowance for loan losses	(8,878)	(6,989)
Loans, net	$581,519	$558,380

The following tables present the activity in the allowance for loan losses by class for the three months ending March 31, 2020 and 2019:

	1-4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
March 31, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	153	1,038	393	257	(161)	220	1,900
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(11)	(11)

Total ending allowance balance	$497	$5,086	$1,441	$817	$—	$1,037	$8,878

March 31, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(27)	381	(3)	51	10	13	425
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(5)	—	—	—	—	(5)

Total ending allowance balance	$380	$3,486	$949	$408	$159	$667	$6,049

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2020 and December 31, 2019:

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
	(In thousands)
March 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	497	5,086	1,441	817	—	1,037	8,878

Total ending allowance balance	$497	$5,086	$1,441	$817	$—	$1,037	$8,878

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$750	$750
Loans collectively evaluated for impairment	51,738	292,343	147,333	51,126	—	46,729	589,269

Total ending loans balance	$51,738	$292,343	$147,333	$51,126	$—	$47,479	$590,019

	1‑4 Family			Commercial
	Residential	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
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

The following table provides an analysis of the impaired loans by segment as of March 31, 2020 and December 31, 2019. There was no related allowance recorded on any impaired loans as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
(In thousands)
1-4 family residential	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	750	750	1,476	1,476
Total	$750	$750	$1,476	$1,476

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three months ended March 31, 2020. There were no impaired loans as of March 31, 2019 or during the three months ended March 31, 2019:

For the three months ended March 31,
2020
	Average	Interest
	Recorded	Income
	Investment	Recognized
(In thousands)
1-4 family residential	$—	$—
Commercial	—	—
Multifamily	—	—
Commercial real estate	—	—
Construction	—	—
Consumer	1,213	—
Total	$1,213	$—

Nonperforming Loans

Nonperforming loans include loans 90 days past due and still accruing and nonaccrual loans. At March 31, 2020, the Company had $750 thousand in nonperforming consumer loans. At December 31, 2019, the Company had $1.5 million in nonperforming consumer loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2020 and December 31, 2019:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
	(In thousands)
March 31, 2020
1 – 4 family residential	$—	$—	$—	$—	$—	$51,738	$51,738
Commercial	—	—	—	—	—	292,343	292,343
Multifamily	—	—	—	—	—	147,333	147,333
Commercial real estate	—	—	—	—	—	51,126	51,126
Construction	—	—	—	—	—	—	—
Consumer	4	—	—	750	754	46,725	47,479
Total	$4	$—	$—	$750	$754	$589,265	$590,019

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
	(In thousands)
December 31, 2019
1 – 4 family residential	$—	$—	$—	$—	$—	$48,140	$48,140
Commercial	—	—	—	—	—	257,957	257,957
Multifamily	—	2,602	—	—	2,602	150,031	152,633
Commercial real estate	—	—	—	—	—	52,477	52,477
Construction	—	—	—	—	—	6,450	6,450
Consumer	—	6	—	1,476	1,482	45,840	47,322
Total	$—	$2,608	$—	$1,476	$4,084	$560,895	$564,979

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
March 31, 2020
1 – 4 family residential	$51,738	$—	$—	$—
Commercial	292,218	—	125	—
Multifamily	147,333	—	—	—
Commercial real estate	51,126	—	—	—
Construction	—	—	—	—
Consumer	43,314	3,415	750	—
Total	$585,729	$3,415	$875	$—

	Pass	Special Mention	Substandard	Doubtful
	(In thousands)
December 31, 2019
1 – 4 family residential	$48,140	$—	$—	$—
Commercial	257,832	—	125	—
Multifamily	152,633	—	—	—
Commercial real estate	52,477	—	—	—
Construction	6,450	—	—	—
Consumer	42,431	3,415	1,476	—
Total	$559,963	$3,415	$1,601	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at March 31, 2020 and December 31, 2019. Furthermore, there were no loans modified during the three months ended March 31, 2020 and 2019 as troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Pledged Loans

At March 31, 2020, loans totaling $39.6 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $27.5 million. At December 31, 2019, loans totaling $39.8 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $27.0 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$86	$173
Merchant processing income
Merchant services income	2,784	1,719
ACH income	172	95
Other	79	94
Total noninterest income	$3,121	$2,081

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

There were no stock options granted during the three months ended March 31, 2020 and the three months ended March 31, 2019.

The following table presents a summary of the activity related to options as of March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
March 31, 2020
Outstanding at beginning of year	916,425	$13.56
Granted	—	—
Exercised	(65,200)	12.50
Forfeited	(1,000)	24.90
Outstanding at period end	850,225	$13.62	6.11
Vested or expected to vest	850,225	$13.62	6.11
Exercisable at period end	655,622	$13.10	5.93

The Company recognized compensation expense related to options of $132 thousand and $133 thousand for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, unrecognized compensation cost related to nonvested options was approximately $600 thousand and is expected to be recognized over a weighted average period of 1.48 years. The intrinsic value for outstanding options and for options vested or expected to vest was $1.9 million and $1.6 million for exercisable options at March 31, 2020. Cash received from options exercised in the first quarter of 2020 totaled $290 thousand with an intrinsic value of $878 thousand. The excess tax benefit of options exercised was $77 thousand.

The following table presents a summary of the activity related to restricted stock as of March 31, 2020:

		Weighted Average
		Grant Date
	Shares	Fair Value
March 31, 2020
Outstanding at beginning of year	259,000	$23.81
Granted	—	—
Vested	—	—
Outstanding at period end	259,000	$23.81

The Company recognized compensation expense related to restricted stock of $256 thousand and $137 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $5.1 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 5.11 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the three months ended
	March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Basic
Net income	$2,597	$2,985
Weighted average common shares outstanding	7,431,540	7,384,223
Basic earnings per share	$0.35	$0.40

Diluted
Net income	$2,597	$2,985
Weighted average shares outstanding for basic earnings per share	7,431,540	7,384,223
Add: Dilutive effects of share based awards	344,981	356,503
Average shares and dilutive potential common shares	7,776,521	7,740,726
Diluted earnings per share	$0.33	$0.39

Share-based awards totaling 163,250 and 163,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2020 and March 31, 2019, respectively, because they were anti-dilutive.

NOTE 7 — Leases

As of January 1, 2019, the Company recognizes the present value of its operating lease payments related to its office facilities and retail branch as operating lease assets and corresponding lease liabilities on the Consolidated Statements of Financial Condition. These operating lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date in order to determine present value.

Short-term lease payments, those leases with original terms of 12 months or less, are recognized in the Consolidated Statements of Income, on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

As of March 31, 2020, right of use (“ROU”) lease assets and related lease liabilities were $3.1 million and $3.8 million, respectively.

Maturities of the Company’s operating lease liabilities at March 31, 2020 are as follows:

Operating Lease
Liabilities
(In thousands)
2020	$449
2021	605
2022	620
2023	636
2024	652
Thereafter	1,295
Total operating lease payments	$4,257
Less: interest	490
Present value of operating lease liabilities	$3,767

	As of and for the three months ended
	March, 31
	2020		2019
	(Dollars in thousands)
Operating lease cost	$140		$120
Cash paid for operating lease liability	132		128
Weighted-average remaining lease term	6.65	years	7.58	years
Weighted-average discount rate	3.10%		3.28%

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
	(In thousands)
March 31, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$24,694	$—
CMO’s – agency	—	113,431	—
Total	$—	$138,125	$—

December 31, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$25,037	$—
CMO’s – agency	—	121,382	—
Total	$—	$146,419	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and 2019. There were no assets measured on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at March 31, 2020 and December 31, 2019:

	Fair Value Measurement at March 31, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$70,379	$1,605	$68,774	$—	$70,379
Securities available-for-sale	138,125	—	138,125	—	138,125
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	581,519	—	—	582,948	582,948
Accrued interest receivable	3,309	—	369	2,940	3,309

Financial Liabilities:
Time deposits	19,692	—	19,833	—	19,833
Demand and other deposits	678,138	678,138	—	—	678,138
Secured borrowings	85	—	85	—	85
Accrued interest payable	12	—	12	—	12

	Fair Value Measurement at December 31, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,806	$669	$61,007	$—	$61,676
Securities available-for-sale	146,419	—	146,419	—	146,419
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	558,380	—	—	560,859	560,859
Accrued interest receivable	3,242	—	386	2,856	3,242

Financial Liabilities:
Time deposits	19,746	—	19,763	—	19,763
Demand and other deposits	660,874	660,874	—	—	660,874
Secured borrowings	86	—	86	—	86
Accrued interest payable	12	—	12	—	12

NOTE 9 — Accumulated Other Comprehensive Income (Loss)

The following presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ending March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$386	$(2,614)
Other comprehensive income before reclassifications, net of tax	1,033	1,444
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	1,033	1,444
Ending balance	$1,419	$(1,170)

There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2020 and December 31, 2019 and results of operations for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2019 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10‑Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; and our cyber security risks are increased as the result of an increase in the number of employees working remotely. These forward-looking statements include, but are not limited to:

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

Allowance for Loan Losses.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover loan losses in the portfolio and the material effect that such judgements can have on the results of operations.

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

Recent Events – COVID-19 Pandemic

Due to the COVID-19 events that have unfolded in early 2020, the Company implemented various strategies and protocols to protect its employees and their families, provide uninterrupted services for our customers while maintaining continuity of our core operating systems, and mitigate financial risks posed by changing market conditions. In order to protect our employees, maintain customer service and assure workforce continuity, we canceled all business travel (both into and out of our offices), implemented quarantine and work from home protocols, physically separated our remaining workforce in our corporate headquarters and routinely disinfected our offices. We also maintained active communications with our key vendors to assure continuity for all mission-critical activities and functions while communicating frequently with our Board of Directors and primary regulators.

Considering the high-level of uncertainty surrounding the economic impact of COVD-19, we believe that our financial position, including our excess capital and strong liquidity, will allow us to proactively navigate the negative economic impacts of the crisis. Our annual capital and strategic planning policy including stress testing protocols coupled with strong historical earnings have allowed us to maintain a strong capital foundation. At March 31, 2020, the Company’s Tier 1 Leverage Ratio was 13.84%, representing almost three times the well-capitalized regulatory standard of 5.0%.

In addition, we believe our liquidity position is strong, represented by our low-cost deposits totaling $697.8 million, off-balance sheet deposits totaling $156.9 million and available borrowing lines totaling $178.4 million at March 31, 2020. We did not experience significant draws on our working capital lines of credit during the first quarter of 2020. We are participating in the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of April 30, 2020, we have originated PPP loans of approximately $20 million and believe that this loan program will not have a material impact on our liquidity.

From a lending and credit risk perspective, we have taken actions to identify and assess our COVID-19 related credit exposures by borrower and loan category. No specific COVID-19 related credit impairment was identified within our securities portfolio. We have implemented a customer payment deferral program (principal and interest) to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. The following table provides information regarding payment deferral loans as of April 30,2020.

	As of April 30, 2020
	(Dollars in thousands)
	Number of Loans	Loan Balance	Debt Service Coverage	Loan to Value Ratio
1 – 4 family residential	14	$21,041	1.36x	62%
Commercial	3	3,405	NA	NA
Multifamily	14	23,849	1.43x	61
Commercial real estate (1)	6	16,902	1.33x	56
Construction	—	—	NA	NA
Consumer	14	50	NA	NA
Total Loans	51	$65,247

(1)

Of which, there are four deferred hospitality property loans with a total principal balance of $16.1 million. These loans have a debt service coverage and loan to value ratio of 1.33x and 56%, respectively.

These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. There were no delinquent loans upon adoption of our payment deferral program. We anticipate that the number and amount of COVID-19 financial hardship payment deferral requests to increase during the second quarter of 2020.

From a merchant processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, travel, lodging, entertainment, auto, professional services, schools and restaurants. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on our assessments, we have not identified any elevated credit risk in these affected industry types and other categories and our return and chargeback ratios remain relatively consistent with pre-COVID-19 levels.

When comparing February 2020 to April 2020, we noted that our merchant processing volumes are down approximately 20% primarily in the industry types noted above. We believe the merchant processing volume declines are a direct effect of state mandated business closures and stay at home orders due to the COVID-19 pandemic across the U.S. We also believe reduced merchant processing volumes could continue until the economy is reopened and conditions improve.

The COVID-19 pandemic is expected to impact our financial results and demand for our products and services during the second quarter of 2020 and potentially beyond. The short and long-term implications of this healthcare and economic crisis will continue to affect our revenues, earnings results, allowance for loan losses, capital reserves, and liquidity in the future.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Assets.  Our total assets were $821.5 million at March 31, 2020, an increase of $23.5 million, or 2.9%, from $798.0 million at December 31, 2019, primarily due to increases in loans of $25.0 million, or 4.4%, cash and cash equivalents of $8.6 million, or 13.9%, offset by a decrease in securities of $8.3 million, or 5.7%.

Loans.  At March 31, 2020, loans were $590.4 million, or 84.6% of total deposits, compared to $565.4 million, or 83.1% of total deposits, at December 31, 2019. The growth in loans was primarily driven by increases in commercial loans. Commercial loans increased $34.4 million, or 13.3%, to $292.3 million at March 31, 2020 from $258.0 million at December 31, 2019.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$174,595	61.5%	$148,186	58.4%
Case cost lines of credit	66,569	23.4	59,057	23.2
Term loans	9,973	3.5	12,359	4.9
Post-settlement commercial and other commercial attorney-related loans	—	—	—	—
Total Commercial Attorney-Related	251,137	88.4	219,602	86.5
Consumer Attorney-Related:
Post-settlement consumer loans	32,632	11.5	33,463	13.2
Structured settlement loans	373	0.1	746	0.3
Total Consumer Attorney-Related	33,005	11.6	34,209	13.5
Total Attorney-Related Loans	$284,142	100.0%	$253,811	100.0%

At March 31, 2020, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $284.1 million, or 48.2% of our total loan portfolio, compared to $253.8 million at December 31, 2019. The balance of Attorney-Related loans primarily increased due to draws on lines of credit. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale decreased $8.3 million, or 5.7%, to $138.1 million at March 31, 2020 from $146.4 million at December 31, 2019, driven by paydowns of $9.5 million and net amortization of $0.2 million, offset by unrealized gains of $1.4 million.

Funding. Total deposits increased $17.2 million, or 2.5%, to $697.8 million at March 31, 2020 from $680.6 million at December 31, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $678.1 million at March 31, 2020, or 97.2% of total deposits at that date, compared to $660.9 million or 97.1% of total deposits at December 31, 2019.

At March 31, 2020, we had the ability to borrow a total of $137.8 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $23.1 million. At March 31, 2020, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2020.

Equity. Total stockholders’ equity increased $3.8 million, or 3.4%, to $114.9 million at March 31, 2020, from $111.1 million at December 31, 2019.

Asset Quality. Nonperforming assets, consisting of several nonaccrual consumer loans, totaled $750 thousand as of March 31, 2020. Nonperforming assets as a percentage of total assets was 0.09%. There were no nonperforming assets as of March 31, 2019. The allowance for loan losses was $8.9 million, or 1.50% of total loans, as compared to $6.0 million, or 1.23% of total loans as of March 31, 2019. The increase in the allowance as a percentage of loans was related to increases in economic and non-economic qualitative risk factors associated with the COVID-19 pandemic, as well as loan growth in the commercial, commercial real estate and consumer loan categories. While we have made our best estimate of inherent losses in our loan portfolio as of March 31, 2020, the ultimate impact of the crisis is unknown and highly uncertain at this time.

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

	For the Three Months Ended March 31,
	2020			2019
			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$559,337	$8,441	6.07%	$462,225	$7,192	6.31%
Securities, includes restricted stock	144,099	886	2.47%	154,063	1,065	2.80%
Interest earning cash	80,442	246	1.23%	34,698	226	2.64%
Total interest earning assets	783,878	9,573	4.91%	650,986	8,483	5.28%

NONINTEREST EARNING ASSETS	34,727			23,598

TOTAL AVERAGE ASSETS	$818,605			$674,584

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$432,824	$297	0.28%	$323,568	$429	0.54%
Time deposits	19,695	96	1.96%	20,271	125	2.50%
Total interest-bearing deposits	452,519	393	0.35%	343,839	554	0.65%
Short-term borrowings	4	—	—%	1	—	—%
Secured borrowings	86	1	4.68%	89	1	6.37%
Total interest-bearing liabilities	452,609	394	0.35%	343,929	555	0.65%

NONINTEREST BEARING LIABILITIES
Demand deposits	244,391			230,774
Other liabilities	8,307			5,773
Total noninterest bearing liabilities	252,698			236,547
Stockholders' equity	113,298			94,108

TOTAL AVG. LIABILITIES AND EQUITY	$818,605			$674,584
Net interest income		$9,179			$7,928
Net interest spread			4.56%			4.63%
Net interest margin			4.71%			4.94%

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

	For the Three Months Ended
	March 31,
	2020 vs. 2019
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earned on:
Loans	$1,525	$(276)	$1,249
Securities, includes restricted stock	(63)	(116)	(179)
Interest earning cash	188	(168)	20
Total interest income	1,650	(560)	1,090

Interest paid on:
Savings, NOW, Money Markets	118	(250)	(132)
Time deposits	(3)	(26)	(29)
Total deposits	115	(276)	(161)
Short-term borrowings	—	—	—
Secured borrowings	—	—	—
Total interest expense	115	(276)	(161)
Change in net interest income	$1,535	$(284)	$1,251

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General.  Net income decreased $0.4 million, or 13.0%, to $2.6 million for the three months ended March 31, 2020 from $3.0 million for the three months ended March 31, 2019. The decreased resulted from a $1.5 million increase in provision for loan losses relating to the rapid decline in economic conditions due to the COVID-19 pandemic, a $1.4 million increase in noninterest expense, offset by an increase of $1.3 million in net interest income and a $1.0 million increase in noninterest income.

Interest Income.  Interest income increased $1.1 million, or 12.8%, to $9.6 million for the three months ended March 31, 2020 from $8.5 million for the three months ended March 31, 2019. This was primarily attributable to an increase in loan interest income, which increased $1.2 million, or 17.4%, to $8.4 million for the three months ended March 31, 2020 from $7.2 million for the three months ended March 31, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans during the quarter ended March 31, 2020 of $97.1 million or 21.0%, offset by a 24 basis point decrease in the average rate of loans. The decrease in the average rate of loans is due to a reduction in short-term interest rates.

Interest Expense.  Interest expense decreased $161 thousand, or 29.0%, to $394 thousand for the three months ended March 31, 2020 from $555 thousand for the three months ended March 31, 2019, primarily due to decreases in rates of deposits. The average rate we paid on interest bearing deposits decreased 30 basis points to 0.35% for the three months ended March 31, 2020 compared to 0.65% for the three months ended March 31, 2019, driven by decreases in short-term rates.

Net Interest Income.  Net interest income increased $1.3 million, or 15.8%, to $9.2 million for the three months ended March 31, 2020 from $7.9 million for the three months ended March 31, 2019, primarily due to an increase in average interest earning assets. Our net interest rate spread decreased 7 basis points to 4.56% for the three months ended March 31, 2020 from 4.63% for the three months ended March 31, 2019, while our net interest margin decreased 23 basis points to 4.71% for the three months ended March 31, 2020 from 4.94% for the three months ended March 31, 2019. The decrease in net interest margin was due to a 37 basis point decrease in the average yield earned on interest earning assets, primarily due to reductions in short-term interest rates and the changing composition of our interest earnings assets.

Provision for Loan Losses.  Our provision for loan losses was $1.9 million for the three months ended March 31, 2020 compared to $425 thousand for the three months ended March 31, 2019. The provisions recorded resulted in an allowance for loan losses of $8.9 million, or 1.50% of total loans at March 31, 2020, compared to $7.0 million, or 1.24% of total loans at December 31, 2019. The higher provision was due to an increase in our economic and non-economic qualitative risk factors associated with the COVID-19 pandemic, although the ultimate impact of the crisis is unknown and highly uncertain at this time.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Noninterest income
Merchant processing income	$2,956	$1,814	$1,142	63.0%
Customer related fees and service charges	165	267	(102)	(38.2)
Total noninterest income	$3,121	$2,081	$1,040	50.0%

Merchant processing income increased due to expansion of our sales channels through our ISO business partners, in addition to increases in the number of merchants and fee allocation arrangements with our ISOs. Quarterly volumes increased $684 million, or 28.7%, to $3.1 billion as compared to $2.4 billion for 2019. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$3,978	$3,436	$542	15.8%
Occupancy and equipment	546	439	107	24.4
Professional and consulting services	847	494	353	71.5
FDIC and regulatory assessments	91	86	5	5.8
Advertising and marketing	104	68	36	52.9
Travel and business relations	127	112	15	13.4
Data processing	729	506	223	44.1
Other operating expenses	444	340	104	30.6
Total noninterest expense	$6,866	$5,481	$1,385	25.3%

Employee compensation and benefits costs increased due to increases in the number of employees, as well as the impact of year-end salary and stock-based compensation increases. Professional and consulting costs increased due to investments in current and future lines-of-businesses and associated technology initiatives. Data processing costs increased as processing volumes increased and additional costs were incurred related to certain system implementations.

Income Tax Expense.  We recorded an income tax expense of $937 thousand for the three months ended March 31, 2020, reflecting an effective tax rate of 26.5%, compared to $1.1 million, or 27.3%, for the three months ended March 31, 2019. The decrease in the effective tax rate was a result of tax credits from our investment in proprietary technology and the continued expansion of our national litigation and merchant platforms.

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

	At March 31,
	2020
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change
	(Dollars in thousands)
400	$49,075	10,495
300	46,324	7,744
200	43,889	5,309
100	41,517	2,937
0	38,580	—
(100)	37,696	(884)
(200)	37,274	(1,306)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2020.

	At March 31,
	2020
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
	(Dollars in thousands)
400	$165,639	45,583
300	157,653	37,597
200	147,406	27,350
100	134,339	14,283
0	120,056	—
(100)	95,206	(24,850)
(200)	87,568	(32,488)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $70.4 million.

At March 31, 2020, through pledging of our securities and certain loans, we had the ability to borrow a total of $137.8 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $23.1 million. At March 31, 2020, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2020, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2020
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.98%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.73%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.73%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.42%

Effective January 1, 2020, the federal banking agencies adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized”. The CARES Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio. For the current period, Esquire Bank has elected to continue to utilize the generally applicable leverage and risk based requirements and not apply the community bank leverage ratio.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of March 31, 2020.

	Contractual Maturities as of March 31, 2020

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
	(In thousands)
Operating lease obligations	$599	$1,233	$1,295	$1,130	$4,257
Time deposits	19,188	504	—	—	19,692
Total	$19,787	$1,737	$1,295	$1,130	$23,949

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2020, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10‑K except for the risk factors included below:

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we do business, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

● the demand for our products and services may decline, making it difficult to grow assets and income;

● if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

● collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

● our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;

● the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

● as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; and

● our cyber security risks are increased as the result of an increase in the number of employees working remotely.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases of our common stock during the quarter ended March 31, 2020 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2020 through January 31, 2020	—	$—	—	300,000
February 1, 2020 through February 29, 2020	—	—	—	300,000
March 1, 2020 through March 31, 2020	27,706	17.49	27,706	272,294
Total	27,706	$17.49	27,706	272,294

(1)

On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 8, 2020	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: May 8, 2020	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer