Form 10-Q
period 2020-06-30
Esquire Financial Holdings, Inc.
filed 2020-08-07
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

YES  ⌧    NO  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ⌧    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒
Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2020, there were 7,662,840 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$114,428	$61,806
Securities available-for-sale, at fair value	122,625	146,419
Securities, restricted, at cost	2,694	2,665

Loans	593,678	565,369
Less: allowance for loan losses	(10,676)	(6,989)
Loans, net	583,002	558,380
Premises and equipment, net	2,887	2,835
Accrued interest receivable	4,056	3,242
Other assets	22,193	22,661
Total assets	$851,885	$798,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$276,332	$201,837
Savings, NOW and money market	429,225	459,037
Time	19,369	19,746
Total deposits	724,926	680,620

Secured borrowings	85	86
Accrued expenses and other liabilities	8,671	6,240
Total liabilities	$733,682	$686,946

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,697,146 and 7,652,170 shares issued, respectively; and 7,662,840 and 7,652,170 shares outstanding, respectively	77	77
Additional paid-in capital	90,747	89,682
Retained earnings	26,047	20,917
Accumulated other comprehensive income	1,899	386
Treasury stock at cost, 34,306 and 0 shares, respectively	(567)	—
Total stockholders’ equity	118,203	111,062
Total liabilities and stockholders’ equity	$851,885	$798,008

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans	$8,678	$8,020	$17,119	$15,212
Securities	752	1,058	1,638	2,123
Interest earning deposits and other	36	244	283	471
Total interest income	9,466	9,322	19,040	17,806

Interest expense:
Savings, NOW and money market deposits	197	611	494	1,040
Time deposits	96	126	192	251
Borrowings	1	1	3	3
Total interest expense	294	738	689	1,294

Net interest income	9,172	8,584	18,351	16,512
Provision for loan losses	1,900	400	3,800	825
Net interest income after provision for loan losses	7,272	8,184	14,551	15,687

Noninterest income:
Merchant processing income	2,850	2,895	5,806	4,709
Customer related fees and service charges	105	195	269	462
Total noninterest income	2,955	3,090	6,075	5,171

Noninterest expense:
Employee compensation and benefits	4,099	3,587	8,076	7,023
Occupancy and equipment	574	443	1,119	882
Professional and consulting services	690	837	1,537	1,330
FDIC and regulatory assessments	94	86	185	172
Advertising and marketing	62	278	153	330
Travel and business relations	12	124	140	237
Data processing	771	713	1,500	1,219
Other operating expenses	479	439	936	795
Total noninterest expense	6,781	6,507	13,646	11,988

Net income before income taxes	3,446	4,767	6,980	8,870
Income tax expense	913	1,299	1,850	2,417

Net income	$2,533	$3,468	$5,130	$6,453

Earnings per share
Basic	$0.34	$0.47	$0.69	$0.87
Diluted	$0.33	$0.45	$0.67	$0.83

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net income	$2,533	$3,468	$5,130	$6,453
Other comprehensive income:
Unrealized gains arising during the period on securities available-for-sale	670	1,524	2,115	3,487
Reclassification adjustment for net gains included in net income	—	—	—	—
Tax effect	(190)	(434)	(602)	(953)
Total other comprehensive income	480	1,090	1,513	2,534
Total comprehensive income	$3,013	$4,558	$6,643	$8,987

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at April 1, 2020	—	7,669,440	$—	$77	$90,360	$23,514	$1,419	$(485)	114,885
Net income	—	—	—	—	—	2,533	—	—	2,533
Other comprehensive income	—	—	—	—	—	—	480	—	480
Stock compensation expense	—	—	—	—	387	—	—	—	387
Purchase of common stock	—	(6,600)	—	—	—	—	—	(82)	(82)
Balance at June 30, 2020	—	7,662,840	$—	$77	$90,747	$26,047	$1,899	$(567)	$118,203

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2019	—	7,532,723	$—	$75	$88,809	$9,759	$(1,170)	$—	$97,473
Net income	—	—	—	—	—	3,468	—	—	3,468
Other comprehensive income	—	—	—	—	—	—	1,090	—	1,090
Exercise of stock options, net of repurchases	—	4,000	—	—	50	—	—	—	50
Stock compensation expense	—	—	—	—	270	—	—	—	270
Balance at June 30, 2019	—	7,536,723	$—	$75	$89,129	$13,227	$(80)	$—	$102,351

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	111,062
Net income	—	—	—	—	—	5,130	—	—	5,130
Other comprehensive income	—	—	—	—	—	—	1,513	—	1,513
Exercise of stock options, net of repurchases (20,224 shares)	—	44,976	—	—	290	—	—	—	290
Stock compensation expense	—	—	—	—	775	—	—	—	775
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at June 30, 2020	—	7,662,840	$—	$77	$90,747	$26,047	$1,899	$(567)	$118,203

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$—	$92,774
Net income	—	—	—	—	—	6,453	—	—	6,453
Other comprehensive income	—	—	—	—	—	—	2,534	—	2,534
Exercise of stock options, net of repurchases	—	4,000	—	—	50	—	—	—	50
Stock compensation expense	—	—	—	—	540	—	—	—	540
Balance at June 30, 2019	—	7,536,723	$—	$75	$89,129	$13,227	$(80)	$—	$102,351

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,130	$6,453
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	3,800	825
Depreciation	276	234
Stock compensation expense	775	540
Net amortization (accretion):
Securities	417	207
Loans	(83)	214
Right of use asset	230	181
Changes in other assets and liabilities:
Accrued interest receivable	(814)	499
Other assets	1,294	(9,599)
Operating lease liability	(221)	(110)
Accrued expenses and other liabilities	2,109	1,279
Net cash provided by operating activities	12,913	723

Cash flows from investing activities:
Net change in loans	(29,454)	(46,692)
Purchases of securities available-for-sale	—	(9,918)
Principal repayments on securities available-for-sale	25,492	11,203
Purchase of securities, restricted	(29)	(82)
Purchases of premises and equipment	(328)	(442)
Net cash used in investing activities	(4,319)	(45,931)

Cash flows from financing activities:
Net increase in deposits	44,306	54,749
Decrease in secured borrowings	(1)	(1)
Exercise of stock options	290	50
Purchase of common stock	(567)	—
Net cash provided by financing activities	44,028	54,798

Increase in cash and cash equivalents	52,622	9,590

Cash and cash equivalents at beginning of the period	61,806	30,562

Cash and cash equivalents at end of the period	$114,428	$40,152

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$691	$1,295
Taxes	2,090	1,966
Noncash transactions:
Right of use asset obtained in exchange for lease liability	543	3,640

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2019 and 2018. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

We have implemented a customer payment deferral program (principal and interest) to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with regulatory guidance and the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans during the deferral period and not evaluated as to whether they are troubled debt restructurings (TDR). There were no delinquent loans upon adoption of our payment deferral program. The following table provides the principal balance of payment deferral program loans where there has been a sixty percent decrease in both borrower participation and loan balance subsequent to June 30, 2020.

	June 30, 2020		July 20, 2020

	(Dollars in thousands)
	Number of	Loan	Number of	Loan
	Borrowers	Balance	Borrowers	Balance
1 – 4 family	13	$24,907	3	$14,149
Commercial	2	3,417	1	2,954
Multifamily	19	39,539	5	8,431
Commercial real estate	8	22,105	3	10,310
Construction	—	—	—	—
Consumer	26	88	15	52
Total	68	$90,056	27	$35,896

At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020, but the Company expects uncertainty to persist for the remaining portion of 2020. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's second quarter 2020 Consolidated Statement of Financial Condition and Consolidated Statement of Income except for an increase in our general provision for loan losses and related allowance for loan losses.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date of issuance.

The Company disclosed the status of the customer deferral program as of July 20, 2020 in the “Risks and Uncertainties” section of Note 1.

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

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2020
Mortgage-backed securities – agency	$22,737	$1,260	$—	$23,997
Collateralized mortgage obligations (CMOs) – agency	97,233	1,439	(44)	98,628
Total available-for-sale	$119,970	$2,699	$(44)	$122,625

December 31, 2019
Mortgage-backed securities – agency	$24,603	$524	$(90)	$25,037
Collateralized mortgage obligations (CMOs) – agency	121,276	451	(345)	121,382
Total available-for-sale	$145,879	$975	$(435)	$146,419

Mortgage-backed securities include all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMOs are backed by government agency pass-through certificates. The 2020 and 2019 pass-through certificates are fixed rate instruments. CMOs, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PACs). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities for the three and six months ended June 30, 2020.

At June 30, 2020, securities having a fair value of $99.7 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $95.3 million. At December 31, 2019, securities having a fair value of $122.8 million were pledged to the FHLB for borrowing capacity totaling $116.7 million. At June 30, 2020 and December 31, 2019, the Company had no outstanding FHLB advances.

At June 30, 2020, securities having a fair value of $22.9 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $22.4 million. At December 31, 2019, securities having a fair value of $23.6 million were pledged to the FRB for borrowing capacity totaling $22.9 million. At June 30, 2020 and December 31, 2018, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
June 30, 2020
Mortgage-backed securities – agency	$—	$—	$—	$—	$—	$—
CMOs – agency	3,902	(6)	5,070	(38)	8,972	(44)
Total temporarily impaired securities	$3,902	$(6)	$5,070	$(38)	$8,972	$(44)

December 31, 2019
Mortgage-backed securities - agency	$—	$—	$9,529	$(90)	$9,529	$(90)
CMOs - Agency	20,639	(66)	22,295	(279)	42,934	(345)
Total temporarily impaired securities	$20,639	$(66)	$31,824	$(369)	$52,463	$(435)

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

At June 30, 2020, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2020.

No impairment charges were recorded for the three and six months ended June 30, 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30, 2020	December 31, 2019

	(In thousands)
1 – 4 family	$50,717	$48,140
Commercial	296,554	257,957
Multifamily	150,111	152,633
Commercial real estate	54,284	52,477
Construction	-	6,450
Consumer	42,149	47,322
Total Loans	593,815	564,979

Deferred costs and unearned premiums, net	(137)	390
Allowance for loan losses	(10,676)	(6,989)
Loans, net	$583,002	$558,380

At June 30, 2020, the commercial loans balance included $21.9 million of Small Business Administration (SBA) Paycheck Protection Program (PPP) loans. There were no SBA PPP loans at December 31, 2019.

The following tables present the activity in the allowance for loan losses by class for the three months ending June 30, 2020 and 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
June 30, 2020
Allowance for loan losses:
Beginning balance	$497	$5,086	$1,441	$817	$—	$1,037	$8,878
Provision (credit) for loan losses	242	(270)	685	165	—	1,078	1,900
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(102)	(102)
Total ending allowance balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676

June 30, 2019
Allowance for loan losses:
Beginning balance	$380	$3,486	$949	$408	$159	$667	$6,049
Provision (credit) for loan losses	(8)	371	(29)	(2)	2	66	400
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(14)	—	—	—	(2)	(16)
Total ending allowance balance	$372	$3,843	$920	$406	$161	$731	$6,433

The following tables present the activity in the allowance for loan losses by class for the six months ending June 30, 2020 and 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
June 30, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	395	768	1,078	422	(161)	1,298	3,800
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(113)	(113)
Total ending allowance balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676

June 30, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(35)	752	(32)	49	12	79	825
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	—	—	—	(2)	(21)
Total ending allowance balance	$372	$3,843	$920	$406	$161	$731	$6,433

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2020 and December 31, 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
June 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	739	4,816	2,126	982	—	2,013	10,676

Total ending allowance balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$1,320	$1,320
Loans collectively evaluated for impairment	50,717	296,554	150,111	54,284	—	40,829	592,495

Total ending loans balance	$50,717	$296,554	$150,111	$54,284	$—	$42,149	$593,815

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

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

The following table provides an analysis of the impaired loans by segment as of June 30, 2020 and December 31, 2019. There was no related allowance recorded on any impaired loans as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance

(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	1,320	1,320	1,476	1,476
Total	$1,320	$1,320	$1,476	$1,476

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and six months ended June 30, 2020. There were no impaired loans as of June 30, 2019 or during the three months ended June 30, 2019:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

(In thousands)
1-4 family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Consumer	893	—	—	—	1,096	—	—	—
Total	$893	$—	$—	$—	$1,096	$—	$—	$—

Nonperforming Loans

Nonperforming loans include loans 90 days past due and still accruing and nonaccrual loans. At June 30, 2020, the Company had $1.3 million in nonperforming loans. At December 31, 2019, the Company had $1.5 million in nonperforming loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2020 and December 31, 2019:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2020
1 – 4 family	$—	$—	$—	$—	$—	$50,717	$50,717
Commercial	1	—	—	2	3	296,551	296,554
Multifamily	5,837	—	—	—	5,837	144,274	150,111
Commercial real estate	—	—	—	—	—	54,284	54,284
Construction	—	—	—	—	—	—	—
Consumer	7	4	—	1,320	1,331	40,818	42,149
Total	$5,845	$4	$—	$1,322	$7,171	$586,644	$593,815

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2019
1 – 4 family	$—	$—	$—	$—	$—	$48,140	$48,140
Commercial	—	—	—	—	—	257,957	257,957
Multifamily	—	2,602	—	—	2,602	150,031	152,633
Commercial real estate	—	—	—	—	—	52,477	52,477
Construction	—	—	—	—	—	6,450	6,450
Consumer	—	6	—	1,476	1,482	45,840	47,322
Total	$—	$2,608	$—	$1,476	$4,084	$560,895	$564,979

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
June 30, 2020
1 – 4 family	$50,717	$—	$—	$—
Commercial	296,435	—	119	—
Multifamily	150,111	—	—	—
Commercial real estate	54,284	—	—	—
Construction	—	—	—	—
Consumer	38,071	2,758	1,320	—
Total	$589,618	$2,758	$1,439	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2019
1 – 4 family	$48,140	$—	$—	$—
Commercial	257,832	—	125	—
Multifamily	152,633	—	—	—
Commercial real estate	52,477	—	—	—
Construction	6,450	—	—	—
Consumer	42,431	3,415	1,476	—
Total	$559,963	$3,415	$1,601	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at June 30, 2020 and December 31, 2019. Furthermore, there were no loans modified during the three and six months ended June 30, 2020 and 2019 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES Act which allows for troubled debt restructuring categorization to be suspended.

Pledged Loans

At June 30, 2020, loans totaling $38.6 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $30.2 million. At December 31, 2019, loans totaling $39.8 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $27.0 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$13	$115	$99	$288
Merchant processing income
Merchant services income	2,689	2,743	5,472	4,461
ACH income	161	152	334	248
Other	92	80	170	174
Total noninterest income	$2,955	$3,090	$6,075	$5,171

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Merchant services income – We provide merchant services as an acquiring bank through the third-party or independent sales organization (ISO) business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.

●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACH’s on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

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

There were no stock options granted during the three and six months ended June 30, 2020 and 2019.

The following table presents a summary of the activity related to options as of June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
June 30, 2020
Outstanding at beginning of year	916,425	$13.56
Granted	—	—
Exercised	(65,200)	12.50
Forfeited	(1,500)	24.90
Outstanding at period end	849,725	$13.62	5.87
Vested or expected to vest	849,725	$13.62	5.87
Exercisable at period end	656,622	$13.09	5.68

The Company recognized compensation expense related to options of $131 thousand for both the three months ended June 30, 2020 and 2019. The Company recognized compensation expense related to options of $263 thousand and $264 thousand for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, unrecognized compensation cost related to nonvested options was approximately $468 thousand and is expected to be recognized over a weighted average period of 1.33 years. The intrinsic value for outstanding options and for options vested or expected to vest was $3.3 million and $2.7 million for exercisable options at June 30, 2020. Cash received from options exercised in the first quarter of 2020 totaled $290 thousand with an intrinsic value of $878 thousand. There were no options exercised in the second quarter of 2020 and for the three and six months ended June 30, 2019. The excess tax benefit of options exercised was $77 thousand.

The following table presents a summary of the activity related to restricted stock as of June 30, 2020:

		Weighted Average
		Grant Date
	Shares	Fair Value
June 30, 2020
Outstanding at beginning of year	259,000	$23.81
Granted	—	—
Vested	—	—
Outstanding at period end	259,000	$23.81

The Company recognized compensation expense related to restricted stock of $256 thousand and $139 thousand for the three months ended June 30, 2020 and 2019, respectively. The Company recognized compensation expense related to restricted stock of $512 thousand and $276 thousand for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $4.9 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.86 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share data)
Basic
Net income	$2,533	$3,468	$5,130	$6,453
Weighted average common shares outstanding	7,407,031	7,385,674	7,419,532	7,384,952
Basic earnings per share	$0.34	$0.47	$0.69	$0.87

Diluted
Net income	$2,533	$3,468	$5,130	$6,453
Weighted average shares outstanding for basic earnings per share	7,407,031	7,385,674	7,419,532	7,384,952
Add: Dilutive effects of share based awards	158,205	392,647	251,593	374,575
Average shares and dilutive potential common shares	7,565,236	7,778,321	7,671,125	7,759,527
Diluted earnings per share	$0.33	$0.45	$0.67	$0.83

Share-based awards totaling 293,250 and 42,500 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2020 and June 30, 2019, respectively, because they were anti-dilutive. Share-based awards totaling 293,250 and 129,500 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2020 and June 30, 2019, respectively, because they were anti-dilutive.

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

As of June 30, 2020, right of use (“ROU”) lease assets and related lease liabilities were $3.0 million and $3.6 million, respectively. As of December 31, 2019, ROU lease assets and related lease liabilities were $2.7 million and $3.3 million, respectively. ROU assets are included within other assets and related lease liabilities are included within other liabilities on the consolidated statements of financial condition.

Maturities of the Company’s operating lease liabilities at June 30, 2020 are as follows:

Operating Lease
Liabilities
(In thousands)
2020	$301
2021	605
2022	620
2023	636
2024	652
Thereafter	1,295
Total operating lease payments	$4,109
Less: interest	461
Present value of operating lease liabilities	$3,648

	As of and for the six months ended
	June, 30
	2020		2019

	(Dollars in thousands)
Operating lease cost	$281		$240
Cash paid for operating lease liability	280		169
Weighted-average remaining lease term	6.41	years	7.35	years
Weighted-average discount rate	3.10%		3.28%

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

	(In thousands)
June 30, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$23,997	$—
CMOs – agency	—	98,628	—
Total	$—	$122,625	$—

December 31, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$25,037	$—
CMOs – agency	—	121,382	—
Total	$—	$146,419	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2020 and 2019. There were no assets measured on a nonrecurring basis as of June 30, 2020 and December 31, 2019.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at June 30, 2020 and December 31, 2019:

	Fair Value Measurement at June 30, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$114,428	$1,165	$113,263	$—	$114,428
Securities available-for-sale	122,625	—	122,625	—	122,625
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans, net	583,002	—	—	583,281	583,281
Accrued interest receivable	4,056	—	298	3,758	4,056

Financial Liabilities:
Time deposits	19,369	—	19,441	—	19,441
Demand and other deposits	705,557	705,557	—	—	705,557
Secured borrowings	85	—	85	—	85
Accrued interest payable	10	—	10	—	10

	Fair Value Measurement at December 31, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,806	$669	$61,007	$—	$61,676
Securities available-for-sale	146,419	—	146,419	—	146,419
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	558,380	—	—	560,859	560,859
Accrued interest receivable	3,242	—	386	2,856	3,242

Financial Liabilities:
Time deposits	19,746	—	19,763	—	19,763
Demand and other deposits	660,874	660,874	—	—	660,874
Secured borrowings	86	—	86	—	86
Accrued interest payable	12	—	12	—	12

NOTE 9 — Accumulated Other Comprehensive Income (Loss)

The following presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ending June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$1,419	$(1,170)	$386	$(2,614)
Other comprehensive income before reclassifications, net of tax	480	1,090	1,513	2,534
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income	480	1,090	1,513	2,534
Ending balance	$1,899	$(80)	$1,899	$(80)

There were no reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2019 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and we face litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations with whom we do business;
●	our ability to effectively manage risks related to our merchant services business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;

●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	declines in our merchant processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Jumpstart Our Business Startups Act (the “JOBS Act”), which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war or terrorism;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by subsequent Quarterly Reports on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of merchant processing income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

Recent Events – COVID-19 Pandemic

We are participating in the Paycheck Protection Program administered by the U.S. Small Business Association. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of June 30, 2020, we have funded PPP loans totaling approximately $21.9 million and do not expect significant increases to this portfolio in the future. PPP loans were funded for existing customers of Esquire Bank.

From a lending and credit risk perspective, we have taken actions to identify and assess our COVID-19 related credit exposures by borrower and loan category. No specific COVID-19 related credit impairment was identified within our securities portfolio. We have implemented a customer payment deferral program (principal and interest) to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with the CARES Act and regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. There were no delinquent loans upon adoption of our payment deferral program. The following table provides information regarding payment deferral loans as of July 20, 2020.

	As of July 20, 2020
	(Dollars in thousands)
			Weighted Average	Weighted Average
	Number of	Loan	Debt Service	Loan to
	Borrowers	Balance	Coverage	Value Ratio
1 – 4 family	3	$14,149	1.32x	69%
Commercial	1	2,954	NA	NA
Multifamily	5	8,431	1.29x	59
Commercial real estate	3	10,310	1.29x	58
Construction	—	—	NA	NA
Consumer	15	52	NA	NA
Total	27	$35,896

From a merchant processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, restaurants, hospitality, travel and entertainment. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on our assessments, we have not identified any elevated credit risk in these affected industry types and other categories and our return and chargeback ratios remain relatively consistent with pre-COVID-19 levels. Overall processing volumes have rebounded from a low of $866.4 million in April 2020 to $1.2 billion in June 2020.

The COVID-19 pandemic may continue to impact our financial results and demand for our products and services during the second half of 2020 and potentially beyond. The short and long-term implications of this healthcare and economic crisis may continue to affect our revenues, earnings results, allowance for loan losses, capital reserves, and liquidity in the future.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Assets.  Our total assets were $851.9 million at June 30, 2020, an increase of $53.9 million, or 6.8%, from $798.0 million at December 31, 2019, primarily due to increases in loans of $28.3 million, or 5.0%, cash and cash equivalents of $52.6 million, or 85.1%, offset by a decrease in securities available for sale of $23.8 million, or 16.3%.

Loans.  At June 30, 2020, loans were $593.7 million, or 81.9% of total deposits, compared to $565.4 million, or 83.1% of total deposits, at December 31, 2019. The growth in loans was primarily driven by increases in commercial loans. Commercial loans increased $38.6 million, or 15.0%, to $296.6 million at June 30, 2020 from $258.0 million at December 31, 2019.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$158,154	59.3%	$148,186	58.4%
Case cost lines of credit	67,946	25.5	59,057	23.2
Term loans	8,610	3.2	12,359	4.9
Post-settlement commercial and other commercial attorney-related loans	—	—	—	—
Total Commercial Attorney-Related	234,710	88.0	219,602	86.5
Consumer Attorney-Related:
Post-settlement consumer loans	31,642	11.9	33,463	13.2
Structured settlement loans	329	0.1	746	0.3
Total Consumer Attorney-Related	31,971	12.0	34,209	13.5
Total Attorney-Related Loans	$266,681	100.0%	$253,811	100.0%

At June 30, 2020, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $266.7 million, or 44.9% of our total loan portfolio, compared to $253.8 million at December 31, 2019. In addition, we had $18.4 million in PPP loans as of June 30, 2020 to attorney customers which are excluded from the table above. The balance of Attorney-Related loans primarily increased due to draws on lines of credit. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale decreased $23.8 million, or 16.3%, to $122.6 million at June 30, 2020 from $146.4 million at December 31, 2019, driven by paydowns of $25.5 million and net amortization of $417 thousand, offset by unrealized gains of $2.1 million.

Funding. Total deposits increased $44.3 million, or 6.5%, to $724.9 million at June 30, 2020 from $680.6 million at December 31, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $705.6 million at June 30, 2020, or 97.3% of total deposits at that date, compared to $660.9 million or 97.1% of total deposits at December 31, 2019.

At June 30, 2020, we had the ability to borrow a total of $125.6 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $22.4 million. At June 30, 2020, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2020.

Equity. Total stockholders’ equity increased $7.1 million, or 6.4%, to $118.2 million at June 30, 2020, from $111.1 million at December 31, 2019.

Asset Quality. Nonperforming assets, consisting of several nonaccrual consumer loans, totaled $1.3 million as of June 30, 2020. Nonperforming assets as a percentage of total assets was 0.16%. There were no nonperforming assets as of June 30, 2019. The allowance for loan losses was $10.7 million, or 1.80% of total loans, as compared to $6.4 million, or 1.25% of total loans as of June 30, 2019. The increase in the allowance as a percentage of loans was related to increases in economic and non-economic qualitative risk factors associated with the COVID-19 pandemic, as well as loan growth in the commercial, commercial real estate and consumer loan categories. The ultimate impact of the crisis is unknown and highly uncertain at this time.

Average Balance Sheets

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for periods indicated. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net premium amortization and net deferred loan origination fees accounted for as yield adjustments. No tax-equivalent yield adjustments were made, as the effect thereof was not material.

	For the Three Months Ended June 30,
	2020			2019

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$593,964	$8,678	5.88%	$505,688	$8,020	6.36%
Securities, includes restricted stock	131,873	752	2.29%	154,284	1,058	2.75%
Interest earning cash and other	99,942	36	0.14%	43,471	244	2.25%
Total interest earning assets	825,779	9,466	4.61%	703,443	9,322	5.32%

NONINTEREST EARNING ASSETS	26,452			32,867

TOTAL AVERAGE ASSETS	$852,231			$736,310

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$415,659	$197	0.19%	$364,699	$611	0.67%
Time deposits	19,570	96	1.97%	19,932	126	2.54%
Total interest-bearing deposits	435,229	293	0.27%	384,631	737	0.77%
Short-term borrowings	56	—	—%	1	—	—%
Secured borrowings	85	1	4.73%	88	1	4.56%
Total interest-bearing liabilities	435,370	294	0.27%	384,720	738	0.77%

NONINTEREST BEARING LIABILITIES
Demand deposits	291,020			244,072
Other liabilities	9,683			8,442
Total noninterest bearing liabilities	300,703			252,514
Stockholders' equity	116,158			99,076

TOTAL AVG. LIABILITIES AND EQUITY	$852,231			$736,310
Net interest income		$9,172			$8,584
Net interest spread			4.34%			4.55%
Net interest margin			4.47%			4.89%

	For the Six Months Ended June 30,
	2020			2019

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$576,651	$17,119	5.97%	$484,076	$15,212	6.34%
Securities, includes restricted stock	137,985	1,638	2.39%	154,174	2,123	2.78%
Interest earning cash and other	90,192	283	0.63%	39,109	471	2.43%
Total interest earning assets	804,828	19,040	4.76%	677,359	17,806	5.30%

NONINTEREST EARNING ASSETS	30,590			28,259

TOTAL AVERAGE ASSETS	$835,418			$705,618

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$424,242	$494	0.23%	$344,247	$1,040	0.61%
Time deposits	19,633	192	1.97%	20,101	251	2.52%
Total interest bearing deposits	443,875	686	0.31%	364,348	1,291	0.71%
Short-term borrowings	30	—	—%	1	—	—%
Secured borrowings	86	3	7.02%	89	3	6.80%
Total interest bearing liabilities	443,991	689	0.31%	364,438	1,294	0.72%

NONINTEREST BEARING LIABILITIES
Demand deposits	267,705			237,460
Other liabilities	8,995			7,114
Total noninterest bearing liabilities	276,700			244,574
Stockholders' equity	114,727			96,606

TOTAL AVG. LIABILITIES AND EQUITY	$835,418			$705,618
Net interest income		$18,351			$16,512
Net interest spread			4.45%			4.58%
Net interest margin			4.59%			4.92%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans	$1,307	$(649)	$658	$2,820	$(913)	$1,907
Securities, includes restricted stock	(143)	(163)	(306)	(208)	(277)	(485)
Interest earning cash and other	144	(352)	(208)	326	(514)	(188)
Total interest income	1,308	(1,164)	144	2,938	(1,704)	1,234

Interest paid on:
Savings, NOW, Money Markets	75	(489)	(414)	202	(748)	(546)
Time deposits	(2)	(28)	(30)	(6)	(53)	(59)
Total deposits	73	(517)	(444)	196	(801)	(605)
Short-term borrowings	—	—	—	—	—	—
Secured borrowings	—	—	—	—	—	—
Total interest expense	73	(517)	(444)	196	(801)	(605)
Change in net interest income	$1,235	$(647)	$588	$2,742	$(903)	$1,839

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General.  Net income decreased $935 thousand, or 27.0%, to $2.5 million for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019. The decrease resulted from a $1.5 million increase in provision for loan losses relating to the qualitative factors reflective of the ongoing uncertainty associated with the COVID-19 pandemic, a $274 thousand increase in noninterest expense, offset by an increase of $588 thousand in net interest income.

Interest Income.  Interest income increased $144 thousand, or 1.5%, to $9.5 million for the three months ended June 30, 2020 from $9.3 million for the three months ended June 30, 2019. This was primarily attributable to an increase in loan interest income, which increased $658 thousand, or 8.2%, to $8.7 million for the three months ended June 30, 2020 from $8.0 million for the three months ended June 30, 2019, partially offset by a decrease in securities income of $306 thousand as the securities portfolio experienced accelerated prepayments due to the current short term interest rate environment.

The increase in interest income on loans was due to an increase in the average balance of loans from our Attorney-Related, multifamily, and commercial real estate portfolio during the quarter ended June 30, 2020 of $88.3 million or 17.5%, offset by a 48 basis point decrease in the average rate of loans. The decrease in the average rate of loans is due to a reduction in short-term interest rates.

Interest Expense.  Interest expense decreased $444 thousand, or 60.2%, to $294 thousand for the three months ended June 30, 2020 from $738 thousand for the three months ended June 30, 2019, primarily due to decreases in rates of deposits. The average rate we paid on interest bearing deposits decreased 50 basis points to 0.27% for the three months ended June 30, 2020 compared to 0.77% for the three months ended June 30, 2019, driven by management’s decision to reduce rates on higher cost money market and savings deposits.

Net Interest Income.  Net interest income increased $588 thousand, or 6.8%, to $9.2 million for the three months ended June 30, 2020 from $8.6 million for the three months ended June 30, 2019, primarily due to an increase in average interest earning assets. Our net interest rate spread decreased 21 basis points to 4.34% for the three months ended June 30, 2020 from 4.55% for the three months ended June 30, 2019, while our net interest margin decreased 42 basis points to 4.47% for the three months ended June 30, 2020 from 4.89% for the three months ended June 30, 2019. The decrease in net interest margin was due to a 71 basis point decrease in the average yield earned on interest earning assets, primarily due to reductions in short-term interest rates and the changing composition of our interest earnings assets.

Provision for Loan Losses.  Our provision for loan losses was $1.9 million for the three months ended June 30, 2020 compared to $400 thousand for the three months ended June 30, 2019. The provision recorded resulted in an allowance for loan losses of $10.7 million, or 1.80% of total loans at June 30, 2020, compared to $7.0 million, or 1.24% of total loans at December 31, 2019. The higher 2020 provision was due to an increase in our economic and non-economic qualitative risk factors associated with the COVID-19 pandemic, although the ultimate impact of the crisis is unknown and highly uncertain at this time. As various states impose new travel and stay-at-home restrictions due to the pandemic, we have allocated additional reserves to our consumer NFL post settlement portfolio as these restrictions inhibit our claimant borrowers from seeking follow-up medical reviews, potentially extending the duration of their settlements.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	June 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest income
Merchant processing income	$2,850	$2,895	$(45)	(1.6)%
Customer related fees and service charges	105	195	(90)	(46.2)
Total noninterest income	$2,955	$3,090	$(135)	(4.4)%

Merchant processing income remained relatively unchanged despite government imposed shutdowns across the country due to the pandemic. Quarterly volumes increased $72 million, or 2.4%, to $3.1 billion, as compared to the second quarter of 2019, due to the expansion of our ISO and merchant portfolio. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	June 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$4,099	$3,587	$512	14.3%
Occupancy and equipment	574	443	131	29.6
Professional and consulting services	690	837	(147)	(17.6)
FDIC and regulatory assessments	94	86	8	9.3
Advertising and marketing	62	278	(216)	(77.7)
Travel and business relations	12	124	(112)	(90.3)
Data processing	771	713	58	8.1
Other operating expenses	479	439	40	9.1
Total noninterest expense	$6,781	$6,507	$274	4.2%

Employee compensation and benefits costs increased due to increases in the number of employees to support our growth, as well as the impact of year-end salary and stock-based compensation increases. Occupancy and equipment costs increased primarily due to amortization of internally developed software for our technology initiatives, precautionary office cleaning costs related to COVID-19 and additional office space to support growth. Marketing and sales related costs decreased due to a freeze on travel and a cancelation of industry conferences across the country as well as other business development expenses impacted by COVID-19. Professional and consulting costs decreased due to previous investments in new products and services in 2019 that the Company has launched in 2020.

Income Tax Expense.  We recorded an income tax expense of $913 thousand for the three months ended June 30, 2020, reflecting an effective tax rate of 26.5%, compared to $1.3 million, or 27.3%, for the three months ended June 30, 2019. The decrease in the effective tax rate was a result of tax credits from our investment in proprietary technology and the continued expansion of our national litigation and merchant platforms.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General.  Net income decreased $1.3 million, or 20.5%, to $5.1 million for the six months ended June 30, 2020 from $6.5 million for the six months ended June 30, 2019. The decrease resulted from a $3.0 million increase in provision for loan losses relating to the rapid decline in economic conditions due to the COVID-19 pandemic, a $1.7 million increase in noninterest expense, offset by an increase of $1.8 million in net interest income and an increase of $904 thousand in noninterest income.

Interest Income.  Interest income increased $1.2 million, or 6.9%, to $19.0 million for the six months ended June 30, 2020 from $17.8 million for the six months ended June 30, 2019. This was primarily attributable to an increase in loan interest income, which increased $1.9 million, or 12.5%, to $17.1 million for the six months ended June 30, 2020 from $15.2 million for the six months ended June 30, 2019, partially offset by a decrease in securities income of $485 thousand as the securities portfolio experienced accelerated prepayments due to the current short term interest rate environment.

The increase in interest income on loans was due to an increase in the average balance of loans during the six months ended June 30, 2020 of $92.6 million or 19.1%, offset by a 37 basis point decrease in the average rate of loans. The decrease in the average rate of loans is due to a reduction in short-term interest rates.

Interest Expense.  Interest expense decreased $605 thousand, or 46.8%, to $689 thousand for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019, primarily due to decreases in rates of deposits. The average rate we paid on interest bearing deposits decreased 40 basis points to 0.31% for the six months ended June 30, 2020 compared to 0.71% for the six months ended June 30, 2019, driven by management’s decision to reduce rates on higher cost money market and savings deposits.

Net Interest Income.  Net interest income increased $1.8 million, or 11.1%, to $18.4 million for the six months ended June 30, 2020 from $16.5 million for the six months ended June 30, 2019, primarily due to an increase in average interest earning assets. Our net interest rate spread decreased 13 basis points to 4.45% for the six months ended June 30, 2020 from 4.58% for the six months ended June 30, 2019, while our net interest margin decreased 33 basis points to 4.59% for the six months ended June 30, 2020 from 4.92% for the six months ended June 30, 2019. The decrease in net interest margin was due to a 54 basis point decrease in the average yield earned on interest earning assets, primarily due to reductions in short-term interest rates and the changing composition of our interest earnings assets.

Provision for Loan Losses.  Our provision for loan losses was $3.8 million for the six months ended June 30, 2020 compared to $825 thousand for the six months ended June 30, 2019. The provision recorded resulted in an allowance for loan losses of $10.7 million, or 1.80% of total loans at June 30, 2020, compared to $7.0 million, or 1.24% of total loans at December 31, 2019. The higher provision was due to an increase in our economic and non-economic qualitative risk factors associated with the COVID-19 pandemic, although the ultimate impact of the crisis is unknown and highly uncertain at this time. As various states impose new travel and stay-at-home restrictions due to the pandemic, we have allocated additional reserves to our consumer NFL post settlement portfolio as these restrictions inhibit our claimant borrowers from seeking follow-up medical reviews, potentially extending the duration of their settlements.

Noninterest Income.  Noninterest income information is as follows:

	For the Six Months Ended
	June 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest income
Merchant processing income	$5,806	$4,709	$1,097	23.3%
Customer related fees and service charges	269	462	(193)	(41.8)
Total noninterest income	$6,075	$5,171	$904	17.5%

Merchant processing income increased due to expansion of our sales channels through our ISO business partners, increases in the number of merchants and fee allocation arrangements with our ISOs. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Six Months Ended
	June 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$8,076	$7,023	$1,053	15.0%
Occupancy and equipment	1,119	882	237	26.9
Professional and consulting services	1,537	1,330	207	15.6
FDIC and regulatory assessments	185	172	13	7.6
Advertising and marketing	153	330	(177)	(53.6)
Travel and business relations	140	237	(97)	(40.9)
Data processing	1,500	1,219	281	23.1
Other operating expenses	936	795	141	17.7
Total noninterest expense	$13,646	$11,988	$1,658	13.8%

Employee compensation and benefits costs increased due to increases in the number of employees, as well as the impact of year-end salary and stock-based compensation increases. Data processing costs increased as processing volumes increased and additional costs were incurred related to certain system implementations. Occupancy and equipment costs increased primarily due to amortization of internally developed software for our technology initiatives, precautionary office cleaning costs related to COVID-19 and additional office space to support growth. Professional and consulting costs increased due to investments in current and future lines-of-business and associated technology initiatives. The increase in other operating expenses is primarily due to our support provided to Long Island, New York food banks as they respond to critical needs of the community impacted by the pandemic. Marketing and sales related costs decreased due to a freeze on travel and a cancelation of industry conferences across the country as well as other business development expenses impacted by COVID-19.

Income Tax Expense.  We recorded an income tax expense of $1.9 million for the six months ended June 30, 2020, reflecting an effective tax rate of 26.5%, compared to $2.4 million, or 27.3%, for the six months ended June 30, 2019. The decrease in the effective tax rate was a result of tax credits from our investment in proprietary technology and the continued expansion of our national litigation and merchant platforms.

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

	At June 30,
	2020
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$51,297	13,253
300	47,767	9,723
200	44,270	6,226
100	41,232	3,188
0	38,044	—
(100)	37,084	(960)
(200)	36,466	(1,578)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2020.

	At June 30,
	2020
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$171,768	58,525
300	160,572	47,329
200	147,135	33,892
100	131,560	18,317
0	113,243	—
(100)	92,536	(20,707)
(200)	90,643	(22,600)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $114.4 million.

At June 30, 2020, through pledging of our securities and certain loans, we had the ability to borrow a total of $125.6 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $22.4 million. At June 30, 2020, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2020, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2020
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	17.50%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	16.25%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	16.25%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.28%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of June 30, 2020.

	Contractual Maturities as of June 30, 2020

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total

	(In thousands)
Operating lease obligations	$601	$1,241	$1,303	$964	$4,109
Time deposits	19,129	240	—	—	19,369
Total	$19,730	$1,481	$1,303	$964	$23,478

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2020, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K, as supplemented by the disclosure in Item 1A. Risk Factors, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases of our common stock during the quarter ended June 30, 2020 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2020 through April 30, 2020	—	$—	—	272,294
May 1, 2020 through May 31, 2020	6,600	12.35	34,306	265,694
June 1, 2020 through June 30, 2020	—	—	—	265,694
Total	6,600	$12.35	34,306	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.3	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(2)	Incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 7, 2020	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: August 7, 2020	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer