Form 10-Q
period 2020-09-30
Esquire Financial Holdings, Inc.
filed 2020-11-06
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2020, there were 7,662,840 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$110,593	$61,806
Securities available-for-sale, at fair value	110,421	146,419
Securities, restricted, at cost	2,694	2,665

Loans	635,667	565,369
Less: allowance for loan losses	(11,557)	(6,989)
Loans, net	624,110	558,380
Premises and equipment, net	2,857	2,835
Accrued interest receivable	4,339	3,242
Other assets	25,885	22,661
Total assets	$880,899	$798,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$321,343	$201,837
Savings, NOW and money market	419,859	459,037
Time	4,308	19,746
Total deposits	745,510	680,620

Secured borrowings	84	86
Accrued expenses and other liabilities	13,359	6,240
Total liabilities	$758,953	$686,946

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,697,146 and 7,652,170 shares issued, respectively; and 7,662,840 and 7,652,170 shares outstanding, respectively	77	77
Additional paid-in capital	91,130	89,682
Retained earnings	29,653	20,917
Accumulated other comprehensive income	1,653	386
Treasury stock at cost, 34,306 and 0 shares, respectively	(567)	—
Total stockholders’ equity	121,946	111,062
Total liabilities and stockholders’ equity	$880,899	$798,008

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans	$8,936	$8,312	$26,055	$23,524
Securities	494	950	2,132	3,073
Interest earning deposits and other	66	236	348	706
Total interest income	9,496	9,498	28,535	27,303

Interest expense:
Savings, NOW and money market deposits	203	625	697	1,665
Time deposits	85	125	277	375
Borrowings	1	1	4	4
Total interest expense	289	751	978	2,044

Net interest income	9,207	8,747	27,557	25,259
Provision for loan losses	900	425	4,700	1,250
Net interest income after provision for loan losses	8,307	8,322	22,857	24,009

Noninterest income:
Merchant processing income	3,721	3,284	9,527	7,994
Customer related fees and service charges	163	191	432	653
Total noninterest income	3,884	3,475	9,959	8,647

Noninterest expense:
Employee compensation and benefits	4,372	3,817	12,448	10,841
Occupancy and equipment	615	517	1,735	1,399
Professional and consulting services	845	816	2,382	2,146
FDIC and regulatory assessments	95	40	280	211
Advertising and marketing	171	174	289	464
Travel and business relations	33	136	173	372
Data processing	772	638	2,272	1,857
Other operating expenses	382	466	1,351	1,303
Total noninterest expense	7,285	6,604	20,930	18,593

Net income before income taxes	4,906	5,193	11,886	14,063
Income tax expense	1,300	1,376	3,150	3,793

Net income	$3,606	$3,817	$8,736	$10,270

Earnings per share
Basic	$0.49	$0.52	$1.18	$1.39
Diluted	$0.48	$0.49	$1.14	$1.32

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net income	$3,606	$3,817	$8,736	$10,270
Other comprehensive income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(343)	650	1,772	4,138
Reclassification adjustment for net gains included in net income	—	—	—	—
Tax effect	97	(184)	(505)	(1,138)
Total other comprehensive (loss) income	(246)	466	1,267	3,000
Total comprehensive income	$3,360	$4,283	$10,003	$13,270

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at July 1, 2020	—	7,662,840	$—	$77	$90,747	$26,047	$1,899	$(567)	$118,203
Net income	—	—	—	—	—	3,606	—	—	3,606
Other comprehensive loss	—	—	—	—	—	—	(246)	—	(246)
Stock compensation expense	—	—	—	—	383	—	—	—	383
Balance at September 30, 2020	—	7,662,840	$—	$77	$91,130	$29,653	$1,653	$(567)	$121,946

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at July 1, 2019	—	7,536,723	$—	$75	$89,129	$13,227	$(80)	$—	$102,351
Net income	—	—	—	—	—	3,817	—	—	3,817
Other comprehensive income	—	—	—	—	—	—	466	—	466
Exercise of stock options, net of repurchases	—	4,947	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	269	—	—	—	269
Balance at September 30, 2019	—	7,541,670	$—	$75	$89,398	$17,044	$386	$—	$106,903

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	8,736	—	—	8,736
Other comprehensive income	—	—	—	—	—	—	1,267	—	1,267
Exercise of stock options, net of repurchases (20,224 shares)	—	44,976	—	—	290	—	—	—	290
Stock compensation expense	—	—	—	—	1,158	—	—	—	1,158
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at September 30, 2020	—	7,662,840	$—	$77	$91,130	$29,653	$1,653	$(567)	$121,946

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$—	$92,774
Net income	—	—	—	—	—	10,270	—	—	10,270
Other comprehensive income	—	—	—	—	—	—	3,000	—	3,000
Exercise of stock options, net of repurchases	—	8,947	—	—	50	—	—	—	50
Stock compensation expense	—	—	—	—	809	—	—	—	809
Balance at September 30, 2019	—	7,541,670	$—	$75	$89,398	$17,044	$386	$—	$106,903

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,736	$10,270
Adjustments to reconcile net income to net cash used in operating activities:
Net cash used in operating activities:
Provision for loan losses	4,700	1,250
Depreciation	424	368
Stock compensation expense	1,158	809
Net amortization (accretion):
Securities	742	359
Loans	(279)	284
Right of use asset	343	272
Software	420	269
Changes in other assets and liabilities:
Accrued interest receivable	(1,097)	696
Other assets	(1,428)	(4,560)
Operating lease liability	(352)	(213)
Accrued expenses and other liabilities	3,510	2,778
Net cash provided by operating activities	16,877	12,582

Cash flows from investing activities:
Net change in loans	(71,266)	(66,270)
Purchases of securities available-for-sale	(6,200)	(9,918)
Principal repayments on securities available-for-sale	46,565	20,230
Purchase of securities, restricted	(29)	(82)
Purchases of premises and equipment	(446)	(546)
Development of capitalized software	(1,325)	(1,020)
Net cash used in investing activities	(32,701)	(57,606)

Cash flows from financing activities:
Net increase in deposits	64,890	76,090
Decrease in secured borrowings	(2)	(2)
Exercise of stock options	290	50
Purchase of common stock	(567)	—
Net cash provided by financing activities	64,611	76,138

Increase in cash and cash equivalents	48,787	31,114

Cash and cash equivalents at beginning of the period	61,806	30,562

Cash and cash equivalents at end of the period	$110,593	$61,676

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$990	$2,048
Taxes	4,330	3,016
Noncash transactions:
Right of use asset obtained in exchange for lease liability	624	3,640
Securities purchased but not yet settled	3,337	—

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2019 and 2018. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

We have implemented a customer payment deferral program (principal and interest) to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with regulatory guidance and the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans during the deferral period and not evaluated as to whether they are troubled debt restructurings (“TDR”). There were no delinquent loans upon adoption of our payment deferral program. The following table provides the principal balance of payment deferral program loans where there has been a sixty six percent decrease in loan balance subsequent to September 30, 2020 through the date of this report.

	September 30, 2020		November 6, 2020

	(Dollars in thousands)
	Number of	Loan	Number of	Loan
	Borrowers	Balance	Borrowers	Balance
1 – 4 family	3	$14,149	1	$3,015
Commercial	1	2,954	1	2,954
Multifamily	4	6,988	1	3,751
Commercial real estate	2	9,309	2	1,759
Construction	—	—	—	—
Consumer	9	34	8	27
Total	19	$33,434	13	$11,506

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's third quarter 2020 Consolidated Statement of Financial Condition and Consolidated Statement of Income except for a continued elevated level of general provisioning for loan losses and related allowance for loan losses.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date of issuance. Specifically refer to the risk and uncertainties disclosure on the previous page for loan payment deferral information and Note 3 for discussion pertaining to nonperforming loans.

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

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2020
Mortgage-backed securities – agency	$30,403	$1,214	$—	$31,617
Collateralized mortgage obligations (CMOs) – agency	77,706	1,127	(29)	78,804
Total available-for-sale	$108,109	$2,341	$(29)	$110,421

December 31, 2019
Mortgage-backed securities – agency	$24,603	$524	$(90)	$25,037
Collateralized mortgage obligations (CMOs) – agency	121,276	451	(345)	121,382
Total available-for-sale	$145,879	$975	$(435)	$146,419

Mortgage-backed securities include all pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMOs are backed by government agency pass-through certificates. CMOs, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PACs). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities for the three and nine months ended September 30, 2020.

At September 30, 2020, securities having a fair value of $86.1 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $82.4 million. At December 31, 2019, securities having a fair value of $122.8 million were pledged to the FHLB for borrowing capacity totaling $116.7 million. At September 30, 2020 and December 31, 2019, the Company had no outstanding FHLB advances.

At September 30, 2020, securities having a fair value of $21.0 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $20.6 million. At December 31, 2019, securities having a fair value of $23.6 million were pledged to the FRB for borrowing capacity totaling $22.9 million. At September 30, 2020 and December 31, 2019, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
September 30, 2020
Mortgage-backed securities – agency	$—	$—	$—	$—	$—	$—
CMOs – agency	8,615	(14)	2,492	(15)	11,107	(29)
Total temporarily impaired securities	$8,615	$(14)	$2,492	$(15)	$11,107	$(29)

December 31, 2019
Mortgage-backed securities - agency	$—	$—	$9,529	$(90)	$9,529	$(90)
CMOs - Agency	20,639	(66)	22,295	(279)	42,934	(345)
Total temporarily impaired securities	$20,639	$(66)	$31,824	$(369)	$52,463	$(435)

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

At September 30, 2020, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2020.

No impairment charges were recorded for the three and nine months ended September 30, 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	September 30, 2020	December 31, 2019

	(In thousands)
1 – 4 family	$48,925	$48,140
Commercial	320,970	257,957
Multifamily	168,743	152,633
Commercial real estate	54,097	52,477
Construction	—	6,450
Consumer	43,082	47,322
Total Loans	635,817	564,979

Deferred costs and unearned premiums, net	(150)	390
Allowance for loan losses	(11,557)	(6,989)
Loans, net	$624,110	$558,380

At September 30, 2020, the commercial loans balance included $21.9 million of Small Business Administration (SBA) Paycheck Protection Program (PPP) loans. There were no SBA PPP loans at December 31, 2019.

The following tables present the activity in the allowance for loan losses by class for the three months ending September 30, 2020 and 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
September 30, 2020
Allowance for loan losses:
Beginning balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676
Provision (credit) for loan losses	(247)	77	(502)	(248)	—	1,820	900
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(2)	—	—	—	(17)	(19)
Total ending allowance balance	$492	$4,891	$1,624	$734	$—	$3,816	$11,557

September 30, 2019
Allowance for loan losses:
Beginning balance	$372	$3,843	$920	$406	$161	$731	$6,433
Provision (credit) for loan losses	(16)	230	19	123	1	68	425
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(117)	(117)
Total ending allowance balance	$356	$4,073	$939	$529	$162	$682	$6,741

The following tables present the activity in the allowance for loan losses by class for the nine months ending September 30, 2020 and 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
September 30, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	148	845	576	174	(161)	3,118	4,700
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(2)	—	—	—	(130)	(132)
Total ending allowance balance	$492	$4,891	$1,624	$734	$—	$3,816	$11,557

September 30, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(51)	982	(13)	172	13	147	1,250
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	—	—	—	(119)	(138)
Total ending allowance balance	$356	$4,073	$939	$529	$162	$682	$6,741

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2020 and December 31, 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
September 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	492	4,891	1,624	734	—	3,816	11,557

Total ending allowance balance	$492	$4,891	$1,624	$734	$—	$3,816	$11,557

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$1,779	$1,779
Loans collectively evaluated for impairment	48,925	320,970	168,743	54,097	—	41,303	634,038

Total ending loans balance	$48,925	$320,970	$168,743	$54,097	$—	$43,082	$635,817

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

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

The following table provides an analysis of the impaired loans by segment as of September 30, 2020 and December 31, 2019. There was no related allowance recorded on any impaired loans as of September 30, 2020 and December 31, 2019:

	September 30,		December 31,
	2020		2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance

(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	1,779	1,779	1,476	1,476
Total	$1,779	$1,779	$1,476	$1,476

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and nine months ended September 30, 2020.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

(In thousands)
1-4 family residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Consumer	1,436	—	717	—	1,210	—	239	—
Total	$1,436	$—	$717	$—	$1,210	$—	$239	$—

Nonperforming Loans

Nonperforming loans include loans 90 days past due and still accruing and nonaccrual loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2020 and December 31, 2019:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
September 30, 2020
1 – 4 family	$—	$—	$—	$—	$—	$48,925	$48,925
Commercial	—	—	—	—	—	320,970	320,970
Multifamily	—	—	5,837	—	5,837	162,906	168,743
Commercial real estate	—	—	—	—	—	54,097	54,097
Construction	—	—	—	—	—	—	—
Consumer	6	—	—	1,779	1,785	41,297	43,082
Total	$6	$—	$5,837	$1,779	$7,622	$628,195	$635,817

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2019
1 – 4 family	$—	$—	$—	$—	$—	$48,140	$48,140
Commercial	—	—	—	—	—	257,957	257,957
Multifamily	—	2,602	—	—	2,602	150,031	152,633
Commercial real estate	—	—	—	—	—	52,477	52,477
Construction	—	—	—	—	—	6,450	6,450
Consumer	—	6	—	1,476	1,482	45,840	47,322
Total	$—	$2,608	$—	$1,476	$4,084	$560,895	$564,979

At September 30, 2020, the Company had $7.6 million in nonperforming loans. Loans greater than 90 days past due were comprised of one multifamily loan with a loan principal balance of $5.8 million serviced by a third party that is past maturity with loan payments held by Esquire Bank. Subsequent to September 30, 2020, the multifamily loan has been extended and is current and performing. Nonaccrual loans were comprised of consumer NFL post settlement loans with an aggregate carrying amount of $1.8 million. At December 31, 2019, the Company had $1.5 million in nonperforming loans.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
September 30, 2020
1 – 4 family	$48,925	$—	$—	$—
Commercial	320,855	—	115	—
Multifamily	162,906	5,837	—	—
Commercial real estate	54,097	—	—	—
Construction	—	—	—	—
Consumer	39,509	1,794	1,779	—
Total	$626,292	$7,631	$1,894	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2019
1 – 4 family	$48,140	$—	$—	$—
Commercial	257,832	—	125	—
Multifamily	152,633	—	—	—
Commercial real estate	52,477	—	—	—
Construction	6,450	—	—	—
Consumer	42,431	3,415	1,476	—
Total	$559,963	$3,415	$1,601	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at September 30, 2020 and December 31, 2019. Furthermore, there were no loans modified during the three and nine months ended September 30, 2020 and 2019 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES Act which allows for troubled debt restructuring categorization to be suspended.

Pledged Loans

At September 30, 2020, loans totaling $37.6 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28.9 million. At December 31, 2019, loans totaling $39.8 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $27.0 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$41	$107	$140	$395
Merchant processing income
Merchant services income	3,551	3,124	9,023	7,585
ACH income	170	160	504	409
Other	122	84	292	258
Total noninterest income	$3,884	$3,475	$9,959	$8,647

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
●	Merchant services income – We provide merchant services as an acquiring bank through the third-party or independent sales organization (ISO) business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the Company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

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

There were no stock options granted during the three and nine months ended September 30, 2019. The fair value of options granted during the three and nine months ended September 30, 2020 was determined using the following weighted average assumptions as of the grant date:

Three and nine months ended
September 30, 2020
Risk-Free Interest Rate	0.47%
Expected Term	84 months
Expected Stock Price Volatility	49.3%
Dividend Yield	0.00%

Weighted Average Fair Value	$8.43

The following table presents a summary of the activity related to options as of September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
September 30, 2020
Outstanding at beginning of year	916,425	$13.56
Granted	10,000	17.06
Exercised	(65,200)	12.50
Forfeited	(1,500)	24.90
Outstanding at period end	859,725	$13.66	5.66
Vested or expected to vest	859,725	$13.66	5.66
Exercisable at period end	750,362	$13.02	5.43

The Company recognized compensation expense related to options of $124 thousand and $129 thousand for the three months ended September 30, 2020 and 2019, respectively. The Company recognized compensation expense related to options of $387 thousand and $392 thousand for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, unrecognized compensation cost related to nonvested options was approximately $428 thousand and is expected to be recognized over a weighted average period of 1.51 years. The intrinsic value for outstanding options and for options vested or expected to vest was $1.9 million and $1.8 million for exercisable options at September 30, 2020.

Information related to stock option exercises during each period is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Intrinsic value of options exercised	$—	$122	$878	$163
Cash received from option exercises	—	—	290	50
Tax benefit from option exercises	—	18	77	23

The following table presents a summary of the activity related to restricted stock as of September 30, 2020:

		Weighted Average
		Grant Date
	Shares	Fair Value
September 30, 2020
Outstanding at beginning of year	259,000	$23.81
Granted	—	—
Vested	—	—
Outstanding at period end	259,000	$23.81

The Company recognized compensation expense related to restricted stock of $259 thousand and $140 thousand for the three months ended September 30, 2020 and 2019, respectively. The Company recognized compensation expense related to restricted stock of $771 thousand and $417 thousand for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $4.6 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.62 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share data)
Basic
Net income	$3,606	$3,817	$8,736	$10,270
Weighted average common shares outstanding	7,403,840	7,391,611	7,414,264	7,387,196
Basic earnings per share	$0.49	$0.52	$1.18	$1.39

Diluted
Net income	$3,606	$3,817	$8,736	$10,270
Weighted average shares outstanding for basic earnings per share	7,403,840	7,391,611	7,414,264	7,387,196
Add: Dilutive effects of share based awards	172,124	406,701	225,103	385,284
Average shares and dilutive potential common shares	7,575,964	7,798,312	7,639,367	7,772,480
Diluted earnings per share	$0.48	$0.49	$1.14	$1.32

Share-based awards totaling 303,250 and 42,500 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2020 and September 30, 2019, respectively, because they were anti-dilutive. Share-based awards totaling 303,250 and 42,500 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2020 and September 30, 2019, respectively, because they were anti-dilutive.

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

As of September 30, 2020, right of use (“ROU”) lease assets and related lease liabilities were $3.0 million and $3.6 million, respectively. As of December 31, 2019, ROU lease assets and related lease liabilities were $2.7 million and $3.3 million, respectively. ROU assets are included within other assets and related lease liabilities are included within other liabilities on the consolidated statements of financial condition.

Maturities of the Company’s operating lease liabilities at September 30, 2020 are as follows:

Operating Lease
Liabilities
(In thousands)
2020	$159
2021	645
2022	644
2023	636
2024	652
Thereafter	1,295
Total operating lease payments	$4,031
Less: interest	433
Present value of operating lease liabilities	$3,598

	As of September 30,
	2020		2019
Weighted-average remaining lease term	6.08	years	7.11	years
Weighted-average discount rate	3.05%		3.28%

The components of total lease cost are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost	$141	$120	$422	$359
Short-term lease cost	14	15	52	41
Total lease cost	$155	$135	$474	$400

Cash paid for operating lease liabilities was $431 thousand and $301 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

	(In thousands)
September 30, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$31,617	$—
CMOs – agency	—	78,804	—
Total	$—	$110,421	$—

December 31, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$25,037	$—
CMOs – agency	—	121,382	—
Total	$—	$146,419	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020 and 2019. There were no assets measured on a nonrecurring basis as of September 30, 2020 and December 31, 2019.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at September 30, 2020 and December 31, 2019:

	Fair Value Measurement at September 30, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$110,593	$1,353	$109,240	$—	$110,593
Securities available-for-sale	110,421	—	110,421	—	110,421
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans, net	624,110	—	—	622,132	622,132
Accrued interest receivable	4,339	—	285	4,054	4,339

Financial Liabilities:
Time deposits	4,308	—	4,320	—	4,320
Demand and other deposits	741,202	741,202	—	—	741,202
Secured borrowings	84	—	84	—	84
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,806	$669	$61,007	$—	$61,676
Securities available-for-sale	146,419	—	146,419	—	146,419
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	558,380	—	—	560,859	560,859
Accrued interest receivable	3,242	—	386	2,856	3,242

Financial Liabilities:
Time deposits	19,746	—	19,763	—	19,763
Demand and other deposits	660,874	660,874	—	—	660,874
Secured borrowings	86	—	86	—	86
Accrued interest payable	12	—	12	—	12

NOTE 9 — Accumulated Other Comprehensive Income (Loss)

The following presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ending September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$1,899	$(80)	$386	$(2,614)
Other comprehensive (loss) income before reclassifications, net of tax	(246)	466	1,267	3,000
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive (loss) income	(246)	466	1,267	3,000
Ending balance	$1,653	$386	$1,653	$386

There were no reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2019 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended. Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the litigation industry and small businesses nationally, as well as commercial and retail customers in the New York metropolitan market. We offer tailored financial and payment processing solutions to the litigation community and their clients as well as dynamic and flexible merchant payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area.

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

Recent Events – COVID-19 Pandemic

We are participating in the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Association. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of

September 30, 2020, we have funded PPP loans totaling approximately $21.9 million and we expect this portfolio to decrease in the future as loans are forgiven under the program.

From a lending and credit risk perspective, we have taken actions to identify and assess our COVID-19 related credit exposures by borrower and loan category. No specific COVID-19 related credit impairment was identified within our loan and securities portfolios.

We implemented a customer payment deferral program (principal and interest) to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonaccrual. Consistent with the CARES Act and regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period. There were no delinquent loans upon adoption of our payment deferral program. The following table provides information regarding payment deferral loans.

	As of November 6, 2020
	(Dollars in thousands)
			Weighted Average	Weighted Average
	Number of	Loan	Debt Service	Loan to
	Borrowers	Balance	Coverage	Value Ratio
1 – 4 family	1	$3,015	1.23x	68%
Commercial	1	2,954	NA	NA
Multifamily	1	3,751	1.19x	69
Commercial real estate	2	1,759	1.34x	35
Construction	—	—	NA	NA
Consumer	8	27	NA	NA
Total	13	$11,506

As of November 6, 2020, a total of thirteen borrowers with aggregate loan principal balances totaling $11.5 million, or approximately 1.8% of our total loan portfolio, are participating in the payment deferral program. This is a decrease of $78.6 million from the June 30, 2020 balance of $90.1 million. To date, none of the borrowers that have participated in the payment deferral program received loan modifications qualifying as a TDR nor have they been placed on nonperforming status.

The current COVID-19 health crisis may extend the duration of our NFL post settlement loan portfolio. Specifically, the current uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of our NFL loans beyond the contractual maturity. The Company ceased NFL loan originations in December 2017. At September 30, 2020, loan balances were $27.9 million with a weighted average life of approximately 1.1 years. The Company has allocated an additional portion of its allowance for loan losses for the quarter ended September 30, 2020 based on this additional duration risk associated with the COVID-19 pandemic.

From a merchant processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, restaurants, hospitality, travel and entertainment. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on this assessment, we have not identified any elevated credit risk in these affected industry types and other categories and our return and chargeback ratios remain relatively consistent with pre-COVID-19 levels.

The COVID-19 pandemic may continue to impact our financial results and demand for our products and services during the final quarter of 2020 and potentially beyond. The short and long-term implications of this healthcare and economic crisis may continue to affect our revenues, earnings results, allowance for loan losses, capital reserves, and liquidity in the future.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Assets.  Our total assets were $880.9 million at September 30, 2020, an increase of $82.9 million, or 10.4%, from $798.0 million at December 31, 2019, primarily due to increases in loans of $70.3 million, or 12.4%, cash and cash equivalents of $48.8 million, or 78.9%, offset by a decrease in securities available for sale of $36.0 million, or 24.6%.

Loans.  At September 30, 2020, loans were $635.7 million, or 85.3% of total deposits, compared to $565.4 million, or 83.1% of total deposits, at December 31, 2019. The growth in loans was primarily driven by increases in commercial loans. Commercial loans increased $63.0 million, or 24.4%, to $321.0 million at September 30, 2020 from $258.0 million at December 31, 2019.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$170,097	58.4%	$148,186	58.4%
Case cost lines of credit	79,880	27.4	59,057	23.2
Term loans	9,756	3.4	12,359	4.9
Post-settlement commercial and other commercial attorney-related loans	—	—	—	—
Total Commercial Attorney-Related	259,733	89.2	219,602	86.5
Consumer Attorney-Related:
Post-settlement consumer loans	31,098	10.7	33,463	13.2
Structured settlement loans	284	0.1	746	0.3
Total Consumer Attorney-Related	31,382	10.8	34,209	13.5
Total Attorney-Related Loans	$291,115	100.0%	$253,811	100.0%

At September 30, 2020, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $291.1 million, or 45.8% of our total loan portfolio, compared to $253.8 million at December 31, 2019. In addition, we had $18.4 million in PPP loans as of September 30, 2020 to attorney customers which are excluded from the table above. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale decreased $36.0 million, or 24.6%, to $110.4 million at September 30, 2020 from $146.4 million at December 31, 2019, driven by paydowns of $46.6 million and net amortization of $742 thousand, offset by purchases of $9.5 million and unrealized gains of $1.8 million.

Funding. Total deposits increased $64.9 million, or 9.5%, to $745.5 million at September 30, 2020 from $680.6 million at December 31, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $741.2 million at September 30, 2020, or 99.4% of total deposits at that date, compared to $660.9 million or 97.1% of total deposits at December 31, 2019.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $393.2 million at September 30, 2020 which is a $133.9 million, or 51.7%, increase from the December 31, 2019 balance of $259.3 million.

At September 30, 2020, we had the ability to borrow a total of $111.3 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $20.6 million. At September 30, 2020, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2020.

Equity. Total stockholders’ equity increased $10.9 million, or 9.8%, to $121.9 million at September 30, 2020, from $111.1 million at December 31, 2019.

Asset Quality. Nonperforming assets, totaling $7.6 million, consisted of loans 90 days past due and still accruing totaling $5.8 million and several nonaccrual consumer loans totaling $1.8 million as of September 30, 2020. Loans 90 days past due were comprised of one multifamily loan serviced by a third party that is past maturity with loan payments held by Esquire Bank. Subsequent to September 30, 2020, this loan has been extended and is current and performing. At September 30, 2020, nonperforming assets as a percentage of total loans, assets and the allowance for loan losses to nonperforming assets was 1.20%, 0.86% and 152%, respectively, including loans 90 days past due and still accruing. As of September 30, 2020, the allowance for loan losses was $11.6 million, or 1.82% of total loans, as compared to $7.0 million, or 1.24% of total loans at December 31, 2019. The increase in the allowance as a percentage of loans was related to increases in economic and non-economic qualitative risk factors associated with the COVID-19 pandemic and its effects on the economy, as well as loan growth in the commercial attorney and commercial real estate loan categories. The ultimate impact of the crisis is unknown and highly uncertain at this time.

Average Balance Sheets and Rate/Volume Analysis

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

	For the Three Months Ended September 30,
	2020			2019

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$608,313	$8,936	5.84%	$528,328	$8,312	6.24%
Securities, includes restricted stock	113,580	494	1.73%	146,408	950	2.57%
Interest earning cash and other	143,420	66	0.18%	45,688	236	2.05%
Total interest earning assets	865,313	9,496	4.37%	720,424	9,498	5.23%

NONINTEREST EARNING ASSETS	28,708			34,267

TOTAL AVERAGE ASSETS	$894,021			$754,691

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$430,511	$203	0.19%	$381,533	$625	0.65%
Time deposits	17,751	85	1.90%	19,902	125	2.49%
Total interest-bearing deposits	448,262	288	0.26%	401,435	750	0.74%
Short-term borrowings	2	—	—%	1	—	—%
Secured borrowings	85	1	4.68%	88	1	6.22%
Total interest-bearing liabilities	448,349	289	0.26%	401,524	751	0.74%

NONINTEREST BEARING LIABILITIES
Demand deposits	315,761			240,502
Other liabilities	10,260			8,785
Total noninterest bearing liabilities	326,021			249,287
Stockholders' equity	119,651			103,880

TOTAL AVG. LIABILITIES AND EQUITY	$894,021			$754,691
Net interest income		$9,207			$8,747
Net interest spread			4.11%			4.49%
Net interest margin			4.23%			4.82%

	For the Nine Months Ended September 30,
	2020			2019

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$587,282	$26,055	5.93%	$498,989	$23,524	6.30%
Securities, includes restricted stock	129,791	2,132	2.19%	151,557	3,073	2.71%
Interest earning cash and other	108,229	348	0.43%	41,326	706	2.28%
Total interest earning assets	825,302	28,535	4.62%	691,872	27,303	5.28%

NONINTEREST EARNING ASSETS	29,793			30,281

TOTAL AVERAGE ASSETS	$855,095			$722,153

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$426,347	$697	0.22%	$356,812	$1,665	0.62%
Time deposits	19,001	277	1.95%	20,034	375	2.50%
Total interest bearing deposits	445,348	974	0.29%	376,846	2,040	0.72%
Short-term borrowings	20	—	—%	1	—	—%
Secured borrowings	85	4	6.29%	88	4	6.08%
Total interest bearing liabilities	445,453	978	0.29%	376,935	2,044	0.73%

NONINTEREST BEARING LIABILITIES
Demand deposits	283,841			238,485
Other liabilities	9,421			7,676
Total noninterest bearing liabilities	293,262			246,161
Stockholders' equity	116,380			99,057

TOTAL AVG. LIABILITIES AND EQUITY	$855,095			$722,153
Net interest income		$27,557			$25,259
Net interest spread			4.33%			4.55%
Net interest margin			4.46%			4.88%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans	$1,183	$(559)	$624	$3,996	$(1,465)	$2,531
Securities, includes restricted stock	(185)	(271)	(456)	(404)	(537)	(941)
Interest earning cash and other	181	(351)	(170)	526	(884)	(358)
Total interest income	1,179	(1,181)	(2)	4,118	(2,886)	1,232

Interest paid on:
Savings, NOW, Money Markets	71	(493)	(422)	276	(1,244)	(968)
Time deposits	(13)	(27)	(40)	(18)	(80)	(98)
Total deposits	58	(520)	(462)	258	(1,324)	(1,066)
Short-term borrowings	—	—	—	—	—	—
Secured borrowings	—	—	—	—	—	—
Total interest expense	58	(520)	(462)	258	(1,324)	(1,066)
Change in net interest income	$1,121	$(661)	$460	$3,860	$(1,562)	$2,298

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General.  Net income decreased $211 thousand, or 5.5%, to $3.6 million for the three months ended September 30, 2020 from $3.8 million for the three months ended September 30, 2019. The decrease resulted from a $681 thousand increase in noninterest expense and a $475 thousand increase in provision for loan losses relating to loan growth and the qualitative factors reflective of the ongoing uncertainty associated with the COVID-19 pandemic, offset by an increase of $460 thousand in net interest income and $409 thousand in noninterest income.

Net Interest Income.  Net interest income increased $460 thousand, or 5.3%, to $9.2 million for the three months ended September 30, 2020 from $8.7 million for the three months ended September 30, 2019, due to a $462 thousand decrease in interest expense on deposits offset by a net decrease of $2 thousand in interest income.

Our net interest margin decreased 59 basis points to 4.23% for the three months ended September 30, 2020 from 4.82% for the three months ended September 30, 2019. The decrease in net interest margin was due to an 86 basis point decrease in the yields on interest earning assets, primarily due to the historically low interest rate environment caused by the pandemic and the changing composition of our interest earnings assets. This decrease was offset by a 48 basis point decrease in our costs of funds on average interest bearing liabilities.

Interest Income.  Interest income remained relatively unchanged when comparing the third quarter 2020 to the comparable period in 2019 at $9.5 million and was attributable to an increase in loan interest income offset by a decrease in interest income on securities and interest earning deposits.

Loan interest income increased $624 thousand, or 7.5%, to $8.9 million for the three months ended September 30, 2020 from $8.3 million for the three months ended September 30, 2019. This increase was attributable to a $80.0 million, or 15.1%, increase in the average loan balance from our attorney-related, multifamily, and commercial real estate portfolio offset by a 40 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. Further, the decline in loan yields was primarily offset by a 48 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $456 thousand, or 48.0%, to $494 thousand for the three months ended September 30, 2020 from $950 thousand for the three months ended September 30, 2019. This decrease was attributable to a $32.8 million, or 22.4%, decrease in average securities balances and an 84 basis point decrease in yields, both driven by accelerated prepayments due to the current interest rate environment.

Interest earning cash and other interest income decreased $170 thousand, or 72.0%, to $66 thousand for the three months ended September 30, 2020 from $236 thousand for the three months ended September 30, 2019. This decrease was attributable to a 187 basis point decrease in yields driven by the current interest rate environment offset by a $97.7 million, or 213.9%, increase in average cash balance primarily due to increases in core attorney related and small business deposits as well as securities paydowns.

Interest Expense.  Interest expense decreased $462 thousand, or 61.5%, to $289 thousand for the three months ended September 30, 2020 from $751 thousand for the three months ended September 30, 2019. This decrease was attributable to a 48 basis point decrease in our cost of funds as a result of management’s overall asset/liability strategy. This was partially offset by a $46.8 million, or 11.7%, increase in average deposits primarily attributable to the continued growth of our attorney and small business depository relationships.

Provision for Loan Losses.  Our provision for loan losses was $900 thousand for the three months ended September 30, 2020 compared to $425 thousand for the three months ended September 30, 2019. The allowance for loan losses was $11.6 million, or 1.82% of total loans at September 30, 2020, compared to $7.0 million, or 1.24% of total loans at December 31, 2019. The higher provision was due to growth in the loan portfolio and the overall increase in our allowance for loan loss levels due to economic and non-economic qualitative risk factors associated with the COVID-19 pandemic and its effects on the overall economy.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest income
Merchant processing income	$3,721	$3,284	$437	13.3%
Customer related fees and service charges	163	191	(28)	(14.7)
Total noninterest income	$3,884	$3,475	$409	11.8%

Merchant processing income increased due to the expansion of our sales channels through ISOs, increased number of merchants, payment processing volume increases and fee allocation arrangements. Quarterly volumes increased $1.0 billion, or 32.3%, to $4.2 billion, as compared to the third quarter of 2019. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$4,372	$3,817	$555	14.5%
Occupancy and equipment	615	517	98	19.0
Professional and consulting services	845	816	29	3.6
FDIC and regulatory assessments	95	40	55	137.5
Advertising and marketing	171	174	(3)	(1.7)
Travel and business relations	33	136	(103)	(75.7)
Data processing	772	638	134	21.0
Other operating expenses	382	466	(84)	(18.0)
Total noninterest expense	$7,285	$6,604	$681	10.3%

Employee compensation and benefits costs increased due to increases in the number of employees to support our continued growth and new digital platform, as well as the impact of year-end salary and stock-based compensation increases. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, as well as additional costs related to certain technology implementations. Occupancy and equipment costs increased primarily due to amortization of internally developed software for our technology initiatives, precautionary office cleaning costs related to COVID-19 and additional office space to support growth. Travel and business relations and other operating expenses decreased due to a freeze on travel and a transition to virtual attendance at industry conferences as well as other business development expenses impacted by the pandemic. Overall, the increase in noninterest expense can be primarily attributed to our overall growth, including our payment processing vertical, significant investment in our new suite of best-in-class digital technologies anchored by a newly designed website and brand image and our proprietary CRM and digital marketing platform. Additionally, new hires, with a focus on sales and risk management, will continue to support our future growth. We believe this current investment in technology, people and resources will significantly enhance our growth prospects in 2021 and beyond.

Income Tax Expense.  We recorded an income tax expense of $1.3 million for the three months ended September 30, 2020, reflecting an effective tax rate of 26.5%, compared to $1.4 million, or 26.5%, for the three months ended September 30, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General.  Net income decreased $1.5 million, or 14.9%, to $8.7 million for the nine months ended September 30, 2020 from $10.3 million for the nine months ended September 30, 2019. The decrease resulted from a $3.5 million increase in provision for loan losses relating to loan growth and the qualitative factors reflective of the ongoing uncertainty associated with the COVID-19 pandemic, a $2.3 million increase in noninterest expense, offset by an increase of $2.3 million in net interest income and an increase of $1.3 million in noninterest income.

Net Interest Income.  Net interest income increased $2.3 million, or 9.1%, to $27.6 million for the nine months ended September 30, 2020 from $25.3 million for the nine months ended September 30, 2019, due to a $1.2 million net increase in interest income and a $1.1 million decrease in interest expense.

Our net interest margin decreased 42 basis points to 4.46% for the nine months ended September 30, 2020 from 4.88% for the nine months ended September 30, 2019. The decrease in net interest margin was due to a 66 basis point decrease in the yields on interest earning assets, primarily due to the historically low interest rate environment caused by the pandemic and the changing composition of our interest earnings assets. This decrease was offset by a 44 basis point decrease in our costs of funds on average interest bearing liabilities.

Interest Income.  Interest income increased $1.2 million, or 4.5%, to $28.5 million for the nine months ended September 30, 2020 from $27.3 million for the nine months ended September 30, 2019 and was attributable to an increase in loan interest income offset by a decrease in interest income on securities and interest earning deposits.

Loan interest income increased $2.5 million, or 10.8%, to $26.1 million for the nine months ended September 30, 2020 from $23.5 million for the nine months ended September 30, 2019. This increase was attributable to a $88.3 million or 17.7%, increase in the average loan balance from our attorney-related, multifamily, and commercial real estate portfolio offset by a 37 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. Further, the decline in loan yields was primarily offset by a 43 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $941 thousand, or 30.6%, to $2.1 million for the nine months ended September 30, 2020 from $3.1 million for the nine months ended September 30, 2019. This decrease was attributable to a $21.8 million, or 14.4%, decrease in average securities balances and a 52 basis point decrease in yields, both driven by accelerated prepayments due to the current interest rate environment.

Interest earning cash and other interest income decreased $358 thousand, or 50.7%, to $348 thousand for the nine months ended September 30, 2020 from $706 thousand for the nine months ended September 30, 2019. This decrease was attributable to a 185 basis point decrease in yields driven by the current interest rate environment offset by a $66.9 million, or 161.9%, increase in average cash balance primarily due to increases in core attorney related and small business deposits as well as securities paydowns.

Interest Expense.  Interest expense decreased $1.1 million, or 52.2%, to $978 thousand for the nine months ended September 30, 2020 from $2.0 million for the nine months ended September 30, 2019. This decrease was attributable to a 44 basis point decrease in our cost of interest bearing liabilities as a result of management’s overall asset/liability strategy. This was partially offset by a $68.5 million, or 18.2%, increase in average deposits primarily attributable to the continued growth of our attorney and small business depository relationships.

Provision for Loan Losses.  Our provision for loan losses was $4.7 million for the nine months ended September 30, 2020 compared to $1.3 million for the nine months ended September 30, 2019. The allowance for loan losses was $11.6 million, or 1.82% of total loans at September 30, 2020, compared to $7.0 million, or 1.24% of total loans at December 31, 2019. The higher provision was due to loan growth and an increase in our economic and non-economic qualitative risk factors associated with the COVID-19 pandemic and its effects on the overall economy.

Noninterest Income.  Noninterest income information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest income
Merchant processing income	$9,527	$7,994	$1,533	19.2%
Customer related fees and service charges	432	653	(221)	(33.8)
Total noninterest income	$9,959	$8,647	$1,312	15.2%

Merchant processing income increased due to expansion of our sales channels through our ISO business partners, increases in the number of merchants, payment processing volume increases and fee allocation arrangements with our ISOs. Year to date volumes increased $1.8 billion, or 20.7%, to $10.4 billion, as compared to the same period in 2019. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$12,448	$10,841	$1,607	14.8%
Occupancy and equipment	1,735	1,399	336	24.0
Professional and consulting services	2,382	2,146	236	11.0
FDIC and regulatory assessments	280	211	69	32.7
Advertising and marketing	289	464	(175)	(37.7)
Travel and business relations	173	372	(199)	(53.5)
Data processing	2,272	1,857	415	22.3
Other operating expenses	1,351	1,303	48	3.7
Total noninterest expense	$20,930	$18,593	$2,337	12.6%

Employee compensation and benefits costs increased due to increases in the number of employees due to growth and our new digital platform, as well as the impact of year-end salary and stock-based compensation increases. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, as well as additional costs related to certain technology implementations. Occupancy and equipment costs increased primarily due to amortization of internally developed software for our technology initiatives, precautionary office cleaning costs related to COVID-19 and additional office space to support growth. Professional and consulting fees increased due to the expansion of our technology and marketing efforts tied to our new digital platform. Advertising, marketing, travel and business relations costs decreased due to a freeze on travel and a transition to virtual attendance at industry conferences as well as other business development expenses impacted by the pandemic. Other operating expenses increased due to charitable donation increases of $110 thousand in 2020, in an effort to assist the local community in responding to hardships brought on from the current healthcare and economic crisis, offset by decreases in other business development costs.

Income Tax Expense.  We recorded an income tax expense of $3.2 million for the nine months ended September 30, 2020, reflecting an effective tax rate of 26.5%, compared to $3.8 million, or 27.0%, for the nine months ended September 30, 2019. The decrease in the effective tax rate was a result of tax credits from our investment in proprietary technology and the continued expansion of our national litigation and merchant platforms.

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

	At September 30,
	2020
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$53,722	13,731
300	49,965	9,974
200	46,262	6,271
100	43,211	3,220
0	39,991	—
(100)	38,897	(1,094)
(200)	38,249	(1,742)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2020.

	At September 30,
	2020
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$179,227	62,899
300	166,484	50,156
200	151,772	35,444
100	135,771	19,443
0	116,328	—
(100)	96,087	(20,241)
(200)	94,947	(21,381)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $110.6 million.

At September 30, 2020, through pledging of our securities and certain loans, we had the ability to borrow a total of $111.3 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $20.6 million. At September 30, 2020, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2020.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2020, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2020
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.93%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.67%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.67%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.21%

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of September 30, 2020.

	Contractual Maturities as of September 30, 2020

	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total

	(In thousands)
Operating lease obligations	$641	$1,283	$1,311	$796	$4,031
Time deposits	3,378	930	—	—	4,308
Total	$4,019	$2,213	$1,311	$796	$8,339

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2020, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K, as supplemented by the disclosure in Item 1A. Risk Factors, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for the risk factor included below:

Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program, revisions to qualifying physician requirements, ongoing effects of the pandemic and other administrative changes could increase our actual loan losses which would decrease earnings.

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claims administrator, have extended the duration of our assets which may increase our credit risk. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of our NFL loan borrowers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank for the related loan, we may experience credit losses, which could have an adverse effect on our operating results.

Additionally, the current COVID-19 health crisis, may also extend the duration of our portfolio. Specifically, the uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of our NFL loans beyond the contractual maturity.

As of September 30, 2020, we have received payoffs on approximately 29% of our NFL claimant loans as compared to the overall payoffs for claim registrations with the NFL claims administrator of approximately 7%. We ceased the NFL loan origination program in December 2017. Our NFL consumer loan exposure as of September 30, 2020 is approximately $27.9 million with a weighted average remaining maturity of approximately 1.1 years. If the processing of claims for our portfolio extends beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirement, effects of the pandemic or the additional administrative processes, portfolio delinquencies, credit rating downgrades and losses could increase in the future, which would negatively impact our earnings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases of our common stock during the quarter ended September 30, 2020 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2020 through July 31, 2020	—	$—	—	265,694
August 1, 2020 through August 31, 2020	—	—	—	265,694
September 1, 2020 through September 30, 2020	—	—	—	265,694
Total	—	$—	—	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.2	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 6, 2020	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: November 6, 2020	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer