Form 10-K
period 2020-12-31
Esquire Financial Holdings, Inc.
filed 2021-03-19
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of  $16.90 as of June 30, 2020, was $112.5 million.

As of March 1, 2021, there were 7,810,312 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

i

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (ISOs) with whom we do business;
●	our ability to effectively manage risks related to our merchant services business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	declines in our merchant processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, primarily anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial and consumer loans tailored to the litigation market (“Attorney-Related Loans”) enhance our overall yield on our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. Additionally, our merchant processing activities generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate as demonstrated by comparing our performance metrics for the years ended 2020 and 2019.

For the year ended December 31, 2020:

●	Our net income was $12.6 million or $1.65 per diluted common share.
●	We had a net interest margin of 4.47%, primarily driven by a low cost of funds of 0.16% on our deposits.
●	Our loans increased 19.0%, or $107.1 million, to $672.4 million, with solid asset quality metrics.

●	Our noninterest income increased 23.7%, or $2.8 million, to $14.6 million, which represented 28.1% of our total revenue (net interest income plus noninterest income) at December 31, 2020, primarily driven by our merchant services platform.
●	As of December 31, 2020, our total assets, loans, deposits and stockholders’ equity totaled $936.7 million, $672.4 million, $804.1 million and $126.1 million, respectively.

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions including our digital assets.  In October 2020, we launched a new suite of best-in-class digital assets including our customer centric Customer Relationship Management (“CRM”) application coupled with our digital marketing resources, newly designed and highly functional website, and new brand image to support future growth.  These digital technologies will support seamless communication to the communities we serve, significantly enhance our multimedia digital marketing capabilities, streamline our online functionality and associated application processes, and support our industry leading performance metrics through the next decade and beyond.

Our relationships within the litigation community are a key contributor to our loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 60% of our deposit base at December 31, 2020. In addition to our lending activities, we have also remained steadfast in growing our merchant services platform. We provide dynamic and flexible merchant services solutions to small business owners. Our merchant services platform has grown to approximately 54,000 small businesses at December 31, 2020, which generated 27.1% of our revenue for the year ended December 31, 2020. We believe that both our litigation and merchant services platforms represent a significant opportunity for future growth in lending, fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $792.9 million at December 31, 2020, which is the key driver of our total cost of deposits of 0.16%. These stable low cost funds are driven by our attorney operating and escrow commercial deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. We do not have traditional “brick and mortar” branches to support our deposit growth. Instead, we rely on our robust attorney network to gather deposits and our customers utilize online cash management technology to manage their operating and escrow accounts as well as their business banking needs across the country.

Market Area

We define the market area for our legal community products as law firms practicing within the United States, United States territories and United States commonwealths, and we serve the litigation industry on a nationwide basis. For traditional community banking products and services, our primary market area is the New York metropolitan area, specifically Nassau and New York (Manhattan) Counties in New York and secondarily throughout the state of New York. As a Visa and MasterCard member, we provide merchant services for small businesses located throughout the United States primarily through relationships with third party ISOs.

We have established our niche in the litigation market through the strategic development of a business model that understands our market’s unique needs and provides access to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our management team, Board, attorney stockholders and attorney customers and our investment in our CRM and related digital assets. Our attorney customers and attorney stockholders are well-known, influential market figures and active members of some of the leading litigation law firms in the nation and national and state bar associations as well as other industry leading companies. In addition, we have established informal affiliations or relationships with key industry organizations such as National Trial Lawyer Association, American Association of Justice, New York State Trial Lawyers Association, Consumer Attorneys of California, and a number of other state and national trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to tens of thousands of plaintiff law firms as we leverage our CRM, and digital marketing and other proprietary technologies.

Our traditional community banking market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. As of December 31, 2020, New York County’s $2.5 trillion deposit market was much larger than the $90 billion deposit market in Nassau County.

We have established an extensive market for our merchant services business as an acquiring bank throughout the United States and its territories. We have a senior product management team with combined experience of over seventy years which has developed in excess of thirty active ISO relationships servicing approximately 54,000 merchants.  The ISO model insulates the bank’s capital from merchant losses through merchant reserves, ISO reserves, ISO monthly residuals and ISO portfolio values.  In addition to mitigating risk, the ISO business model allows the Bank to solicit merchants nationwide using numerous independent sales agents employed by our ISOs.

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

Competition for Attorney-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. While some overlap exists between the litigation market loan products offered by Esquire Bank and these companies (primarily lines of credit, case-cost and post-settlement commercial loans), there are a number of critical differences that management believes give Esquire Bank a competitive advantage:

●	Esquire Bank can offer more competitive rates on loans compared to specialty finance companies because its cost of funds is much lower than the funding costs for these non-bank competitors;
●	the non-bank companies are not able to offer deposit products or business services such as remote deposit capture or letters of credit, or debit cards; and
●	non-banks cannot offer products uniformly across the country because they are not national banks.

The Bank provides merchant services as an acquiring bank primarily through the third-party or ISO business model in which we process credit, debit card, and ACH transactions on behalf of merchants.  We are one of less than one hundred US acquiring banks and face competition from many larger institutions, including large commercial banks and third party processors, that operate in the merchant services business.  We believe we have a competitive advantage to continue to attract and retain ISOs and merchants when considering our history of successful operations, flexibility to settle through multiple merchant processing platforms, superior customer relationship management, and an ability to tailor our contractual arrangements to our customers’ needs.

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2020, these product lines in aggregate totaled $329.2 million (or 48.9% of our loan portfolio). As of December 31, 2020, our commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial attorney-related loans (“Commercial Attorney-Related Loans”), totaled

$299.7 million, or 91.0% of our total attorney-related loan portfolio and 44.5% of our loan portfolio. As of December 31, 2020, our consumer Attorney-Related Loans, which consist of post-settlement consumer loans and structured settlement loans (“Consumer Attorney-Related Loans”), totaled $29.6 million, or 9.0% of our total Attorney-Related Loan portfolio and 4.4% of our loan portfolio. With respect to our Attorney-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2020, approximately 33.3% and 15.3% of the Commercial Attorney-Related Loans outstanding had been extended to customers in New York and California, respectively. There were two other states with loan balance concentrations exceeding 5.0% each of total Commercial Attorney-Related Loans. Our current Loan Policy limits the percentage of out-of-state loans to 25% per loan type in any one state other than New York.

As of December 31, 2020, our total real estate loans, which consist of 1 – 4 family loans, commercial real estate loans and multifamily loans, totaled $273.0 million (or 40.6% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified merchant customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2020, commercial loans (excluding Commercial Attorney-Related Loans of $299.7 million) totaled $58.8 million (or 8.7% of total loans). All commercial loans totaled $358.4 million (or 53.3% of our total loans) at December 31, 2020.

Commercial Attorney-Related Loans.  The following is a summary of the specialized commercial loan products we offer to meet the needs of the litigation community. Commercial Attorney-Related Loans are made to attorneys and law firms and the outstanding loan balances are included in the loan balance for commercial loans as noted above. A unique aspect of our underwriting involves advances of loan proceeds against a “borrowing base,” which typically consists of the inventory of litigation cases for the firm. We complement this with traditional commercial underwriting (See “— Credit Risk Management” below). Generally, the maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time and takes into account the firm’s operating performance and related debt service coverage.

●	Working Capital Lines of Credit (“WC LOC”). WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $202.0 million at December 31, 2020 (or 61.4% of total Attorney-Related Loans).
●	Case Cost Lines of Credit. Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $87.1 million at December 31, 2020 (or 26.5% of total Attorney-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, medical record costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client from the law firm. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.
●	Term Loans. Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $10.5 million at December 31, 2020 (or 3.2% of total Attorney-Related Loans).

●	Post-Settlement Commercial and Other Commercial Attorney-Related Loans. Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial attorney-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2020 there were no post-settlement commercial loans outstanding.
●	Paycheck Protection Program Loans. In response to the COVID-19 pandemic, we elected to participate in the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration with the intention to provide our customer base access to this critical program. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of December 31, 2020, we had PPP loans totaling $21.9 million (or 6.1% of total commercial loans) of which $18.4 million were with our commercial attorney customers that were not included in the Commercial Attorney-Related Loans product line.

Consumer Loans.  Consumer loans are primarily post-settlement consumer and, to a lesser extent, structured settlement loans made to plaintiffs and claimants as described below. Consumer loans are also originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2020, total consumer loans (excluding Consumer Attorney-Related Loans of $29.6 million) totaled $11.8 million (or 1.8% of total loans).

Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of post-settlement consumer loans to individuals was $29.3 million at December 31, 2020. Loans related to the National Football League Concussion Case (“NFL”) represented $25.9 million or 88.2% of our total post-settlement loans as of December 31, 2020 (see “Item 1A—Risk Factors—Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program, revisions to qualifying physician requirements, and other administrative changes could increase our actual loan losses which would decrease earnings” on Page 24).

Real Estate Loans.  The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $169.8 million (or 25.2% of total loans) as of December 31, 2020. The multifamily loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. We originate and purchase multifamily loans. Whether originated or purchased, all loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($48.4 million, or 7.2% of total loans, as of December 31, 2020) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Commercial Real Estate (“CRE”).  CRE loans totaled $54.7 million (or 8.1% of total loans) as of December 31, 2020 and consisted primarily of loans secured by hospitality properties (43.1% of the CRE portfolio), warehouses (31.2% of the CRE portfolio) and mixed use properties (15.2% of the CRE portfolio), with the remainder comprised of condo associations and office/retail properties. Owner-occupied loans represented 31.2% of the CRE portfolio at December 31, 2020. We both originate and purchase CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

Construction Loans.  Construction loans are originated on an opportunistic basis. At December 31, 2020, there were no construction loans.

Merchant Services Activities

We provide merchant services as an acquiring bank primarily through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. This model is designed to mitigate the risks associated with merchant losses resulting from chargebacks, fraud, non-compliance issues or even ISO or merchant insolvency. In an ISO model, the bank and the ISO jointly enter into the merchant agreement with each merchant. We believe this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. To date, Esquire Bank has not incurred any losses from its merchant services activities.

We entered into the merchant processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2020, merchant processing revenues were approximately $14.1 million, which was 27.1% of our total revenue and represented an increase of 28.5% as compared to 2019. At December 31, 2020, we had 33 active ISOs, servicing approximately 54,000 merchants, and for the year ended December 31, 2020, we processed $14.8 billion in card volume. We intend to continue to expand our merchant processing business.

Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2020, we had contractual arrangements with four payment processors or clearing agents, TSYS, NCR, Repay and Fiserv, which are utilized by Esquire Bank and our ISOs to authorize, clear and settle card transactions.

We have implemented a comprehensive risk mitigation program for our merchant services business which includes detailed policies and procedures applicable to both ISOs and merchants pertaining to due diligence, risk and underwriting and Bank Secrecy Act and card brand network (i.e. Visa and Mastercard) compliance, among other objectives. Our Merchant Acquiring and Risk Policy establishes authorities and guidelines for the Bank to acquire merchant servicing arrangements with ISOs, agent banks, payment facilitators, direct merchants and through merchant portfolio acquisitions. Such guidelines include initial and ongoing due diligence requirements and approval authorities. All merchants, regardless of how the merchant is acquired, must meet our Merchant Credit/Underwriting Policy requirements. In addition, credit approval requirements and authorities for approving merchants and ISOs are clearly defined in our Merchant Acquiring and Risk Policy.

Our Merchant Acquiring and Risk Policy establishes stringent requirements related to the due diligence conducted initially and on an ongoing basis, requirements for the ISO contract, our responsibilities and the ISO’s responsibilities in connection with the sponsorship and other matters. In the event of a potential loss and in accordance with the terms of the ISO Merchant Agreement, we can take the following actions to collect: charge the merchant account; charge the merchant reserve account; charge the ISO reserve account; deduct from the ISO monthly residual on an ongoing basis until fully recovered; and liquidate all or a portion of the ISO merchant portfolio.

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our merchant servicing portfolio as compared to direct merchant service providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2020, we received a blended rate of approximately ten basis points for merchant processing, compared to direct merchant service providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the

FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing more than 60% of the $804.1 million in total deposits at December 31, 2020. Our core deposits (excluding time deposits) represent 98.6% of our total deposits at December 31, 2020. Our total cost of deposits is 0.16% for the year ended December 31, 2020, anchored by our noninterest bearing demand deposits and attorney escrow funds representing 43.7% and 40.3%, respectively, of total deposits. We require deposit balances associated with our commercial loan arrangements and cash management relationships maintained by our commercial lending. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Jericho, New York. The vast majority of our customers utilize our online cash management technology to manage their operating and escrow accounts across the country.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings as a significant funding source. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our merchant services platform and other local businesses, individuals through client referrals and other relationships and through our single retail branch. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 98.6% in core deposit accounts at December 31, 2020. Our deposit strategy primarily focuses on developing borrowing and other service orientated relationships with customers rather than competing with other institutions on rate. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

The Bank participates in sweep programs to provide our customers FDIC insured deposit products and access to treasury secured money market funds. In order to participate in these programs, the Bank places, or sweeps, deposits to these programs which can be subsequently utilized as a source of liquidity.  The litigation market provides unique opportunities for the Bank to access funds due to the significant deposit sources such as mass tort and class action settlements and escrow deposits.  As of December 31, 2020, off-balance sheet sweep funds totaled approximately $380 million.

Credit Risk Management

We control credit risk both through a Board approved Credit Policy, disciplined underwriting of each loan, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

Underwriting.  In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate loan to value guidelines for collateral secured loans;
●	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and
●	ensuring that each loan is properly documented with perfected liens on collateral.

Commercial Loans.  These loans are typically made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and the collateral securing these loans which may fluctuate in value. Our commercial loans are originated based on the identified cash flow of the borrower and on the underlying collateral provided by the borrower. Most often, for our Attorney Related Loans, this collateral consists of the case inventory of the law firm (borrowing base) and, to a lesser extent, accounts receivable or equipment.

●	Commercial Attorney-Related Loans (working capital lines of credit, case cost lines of credit, and term loans). We perform the underwriting criteria typical for commercial business loans (generally, but not limited to, three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials, credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff practice are required. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated taking into account the firm’s operating performance and related debt service coverage. In connection with these loans, the Bank generally requires personal guarantees of key partners as well as assignment of life insurance of partners in most cases, in accordance with our Board approved Lending Policy.

Consumer Loans.  Consumer loans primarily consist of our Consumer Attorney-Related Loans, which include post-settlement consumer loans and, to a lesser extent, structured settlement loans. Post-settlement consumer loans are generally for two year terms with extensions granted based on acceptable supporting documentation regarding case status and viability, at Esquire Bank’s discretion. To ensure the value of the settlement amount and likelihood and timeframe of payout, we require an executed settlement agreement or an affidavit of attorney attesting to the existence of an accepted offer. As the settlements are court ordered, the risks of settlements being renegotiated after we have made the loans are minimal. NFL post-settlement loans totaling $25.9 million require the submission of qualified medical examinations supporting the award claim and are generally for five years. The loan-to-value (“LTV”) ratio is generally limited to 50% of the net settlement amount due to the borrower. Other consumer loans originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs, are generally dependent on the credit quality of the individual borrower and may be secured or unsecured.

1 – 4 Family Loans.  Residential mortgage loans are originated or purchased for both primary and secondary residences, generally with fixed rates and 30-year or 15-year terms. Adjustable-rate mortgages (“ARMs”) are purchased or originated as 1 year ARMs, 5/1 ARMs, or 7/1 ARMs. We perform an extensive credit history review for each borrower. Second homes or investment properties are subject to additional requirements. Debt-to-income (“DTI”) and debt service coverage, if applicable, ratios generally conform to industry standards for conforming loans. Flood insurance, title insurance and fire/hazard insurance are mandatory for all applications, as appropriate.

Commercial Real Estate and Multifamily Loans.  Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than 1 – 4 family mortgage loans. Of primary concern in commercial and multifamily real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than 1 – 4 family real estate loans, to adverse conditions in the real estate market or the economy.

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

Construction Loans.  Construction lending involves additional risks when compared with permanent 1 – 4 family lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2020, our regulatory limit on loans-to-one borrower was $18.2 million.

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

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale and can be used to collateralize Federal Home Loan Bank of New York (FHLB) borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2020, our securities had a fair value of $117.7 million, and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

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

We are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2020.

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the Ginnie Mae (“GNMA”) pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost.  The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2020, there is one open contract with one counterparty that is scheduled to mature within thirty days with a carrying amount of $51.7 million.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, three financial institutions and the Federal Reserve Bank discount window. Although we do not utilize borrowings as a significant funding source, we have from time to time utilized advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2020, we had $122.4 million of available borrowing capacity with the FHLB. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $18.7 million. The other borrowing lines are maintained primarily for contingency funding sources. No amounts were outstanding on any of the aforementioned lines as of December 31, 2020.

Human Capital Resources

At December 31, 2020, we employed 99 individuals, nearly all of whom are full-time and of which approximately 70% are either minorities or women. None of our employees are represented by a collective bargaining agreement. The Company’s national platform employs a business model that combines high-touch service, technology and a relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who also fit our corporate culture.

Training, Development, and Retention. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. The Company provides a collaborative environment where opportunities are provided through on the job skills training, firm sponsored training, informal peer mentoring, and interaction with senior leaders. This collaborative environment offers internal mobility as well as competitive compensation and benefits packages allowing for significant employee retention.

Safety, Health and Welfare. The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees and their families. The Company activated its pandemic response in March 2020, allowing for a remote workforce and subsequent measured return to work protocols. Management’s response allowed for the Bank to react in a disciplined manner to a rapidly changing situation. The Bank requires certain health protocols to be followed by all employees including, but not limited to, suspending corporate travel, office cleaning measures, social distancing practices and the use of face coverings in all common areas. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s response has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.

Benefits. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, paid time off and leave policies.

Community Involvement. As part of our Community Reinvestment Act obligations as a community bank, Esquire Bank supports a multitude of diverse, worthy, community-based organizations through a comprehensive grant and lending program. Additionally, Esquire donated $0.3 million to local charities in 2020 to support those most impacted by COVID-19.

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

Esquire Bank, National Association

Loans and Investments

National banks have authority to originate and purchase any type of loan, including commercial, commercial real estate, 1 – 4 family mortgages or consumer loans. Aggregate loans by a national bank to any single borrower or group of related borrowers are generally limited to 15% of Esquire Bank’s capital and surplus, plus an additional 10% if secured by specified readily marketable collateral.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1 – 4 family mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Legislation enacted in 2018 required the federal banking agencies, including the Federal Reserve, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in November 2019 set the community bank leverage ratio at 9%. The Bank has not elected to utilize this alternative framework as of December 31, 2020.

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

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain 1 – 4 family mortgages a bank’s loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser or $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Reserve System

Under FRB regulations, Esquire Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts, including checking and NOW accounts. Effective March 26, 2020, the FRB reduced reserve requirement ratios to zero percent for all depository institutions.

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

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

●	Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the appointment of an anti-money laundering compliance officer; a training program; and independent testing;
●	Filing of certain reports to FinCEN and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;
●	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
●	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
●	Monitoring account activity for suspicious transactions; and
●	A heightened level of review for certain high risk customers or accounts.

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

Other Regulations

Esquire Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for 1 – 4 family real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Esquire Bank are further subject to the:

●	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

The Company, as a bank holding company, controlling Esquire Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by, required to submit reports to the FRB and is required to comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank. The FRB has historically imposed consolidated capital adequacy guidelines for bank holding structured similar, but not identical, to those of the OCC for national banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. However, the FRB exempts from the consolidated capital requirements bank holding companies that are below a specified asset size, unless otherwise directed in specific cases.  Legislation in 2018 raised the asset threshold for the exemption from $1 billion to $3 billion.  Consequently, the Company is not currently subject to the consolidated holding company capital requirements.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking.  The Company has elected to be a “financial holding company.”

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

As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all, the assets of any additional bank or bank holding company. In evaluating acquisition application, the FRB evaluates factors such as the financial condition, management resources and future prospects of the parties, the convenience and needs of the communities involved and competitive factors. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities, which the Company has elected to do.

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

Risks Related to Covid-19

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we do business, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. It has also negatively affected individuals ability to work, which impacts the housing and multi-family rental markets.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above. Additionally, it is not known when COVID-19 can be controlled and abated. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	the demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen or remain reopened, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; and
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Lending Activities

Because we intend to continue to increase our commercial loans, our credit risk may increase.

At December 31, 2020, our commercial loans totaled $358.4 million, or 53.3% of our total loans, including $299.7 million of Commercial Attorney-Related Loans, which represented 83.6% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Attorney-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and post-settlement commercial and other commercial attorney-related loans. These loans generally have more risk than 1 – 4 family mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Attorney-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Attorney-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions, the timing of the overall judicial process, and the timing of those settlements as well as related payments on those settlements. In our experience, an average case can take two to four years to litigate and settle. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Attorney-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family mortgage loan or a commercial real estate loan.

Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as commercial real estate loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.

At December 31, 2020, we had $169.8 million of multifamily loans and $54.7 million of commercial real estate loans. Multifamily and commercial real estate loans represented 33.4% of our total loan portfolio at December 31, 2020. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We expect to increase our originations of consumer loans, including post-settlement consumer and structured settlement loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2020, our consumer loans totaled $41.4 million, or 6.1% of our total loan portfolio, of which $29.3 million, or 70.9%, were post-settlement consumer loans and $0.2 million, or 0.6%, were structured settlement loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than 1 – 4 family loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Attorney-Related Loans, which consist of post-settlement consumer and structured settlement loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Additionally, we have a concentration in NFL loans which totaled $25.9 million or 88.2% of our total post-settlement loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our originations of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.

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

As of December 31, 2020, we have received payoffs on approximately 29% of our NFL claimant loans as compared to the overall payoffs for claim registrations with the NFL claims administrator of approximately 7%. To date we have charged-off 6% of our NFL loans and ceased the origination program in December 2017. Our NFL consumer loan exposure as of December 31, 2020 is approximately $23.6 million with a weighted average remaining maturity of approximately 1.0 year where loan exposures of $4.2 million and $2.3 million have been classified as special mention and substandard, respectively, representing approximately 28% of the remaining exposure. All substandard loan exposures related to this program have been placed on nonaccrual and are deemed nonperforming assets. If the processing of claims for our portfolio extends beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, effects of the pandemic or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible write-downs of these loans could occur or increase in the future, which would negatively impact our earnings.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2020, 59.0% of our loan portfolio was in New York and our loan portfolio had concentrations of 46.5% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

At December 31, 2020, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.70%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. We had $2.3 million in nonperforming loans at December 31, 2020. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

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

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2020, the weighted average age of our loans was 3.88 years, 2.54 years, 2.15 years, 2.49 years and 2.80 years for our 1 – 4 family loans, multifamily loans, commercial real estate loans, commercial loans and consumer loans, respectively. At December 31, 2020, the weighted average age of our loan portfolio was 2.60 years, however, the average customer relationship is of a longer term.

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

Risks Related to our Business

We have a limited operating history and have experienced significant growth, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

We have only been in existence since 2006, and from 2016 through 2020, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our limited operating history and recent accelerated growth, in particular in our merchant services business, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

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

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, 1 – 4 family and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ten largest deposit clients account for 22.6% of our total deposits.

As of December 31, 2020, our ten largest bank depositors accounted for, in the aggregate, 22.6% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

Risks Related to Market Interest Rates

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

Risks Related to Operations

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

We rely heavily on our management team and board of directors and our business could be adversely affected by the unexpected loss of one or more of our officers or directors.

We are led by a management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Additionally, we rely on our directors for their stewardship and professional advice for our business verticals on a national basis. Accordingly, our success depends in large part on the performance of our key officers and directors, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of identifying key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees or directors and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term business and customer relationships and the difficulty of finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Competitive Matters

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

Consumer and commercial banking as well as merchant services are highly competitive industries. Our market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including merchant services. Competition for Attorney-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market as well as local community banks. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. We also face significant competition from many larger institutions, including large commercial banks and third party processors that operate in the merchant services business, and our ability to grow that portion of our business depends on us being able to continue to attract and retain ISOs and merchants. Some of these competitors may have a long history of successful operations nationally as well as in our market area and greater ties to businesses or the legal community and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks and specifically finance companies to compete in our market area and for non-banks to offer products and services traditionally provided by banks.

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

Our ability to compete successfully depends on a number of factors, including:

●	our ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards;
●	our ability to attract and retain qualified employees to operate our business effectively;
●	our ability to expand our market position;
●	the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands;
●	the rate at which we introduce new products and services relative to our competitors;
●	customer satisfaction with our level of service; and
●	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, and results of operations.

Risks Related to our Merchant Services Business

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

Risks Related to Laws and Regulation and Their Enforcement

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

The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of our merchant services business depends on the soundness of ISOs, third party processors, payment facilitators, clearing agents and others that we rely on to conduct our merchant business. Any losses resulting from such third parties could adversely affect our business, financial condition and results of operations.

Risks Related to Accounting Matters

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

Our accounting estimates and risk management processes and controls rely on analytical techniques and models and assumptions, which may not accurately predict events.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided. These could have a material adverse effect on our business, financial condition or results of operations. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.    Properties

At December 31, 2020, we conducted business through our corporate headquarters and full service branch in Jericho, New York (Nassau County) and one administrative office in Boca Raton, Florida. All the current locations are leased properties. At December 31, 2020, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $3.0 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2020, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 1, 2021 was 1,377. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

We have not historically declared or paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

●	our historical and projected financial condition, liquidity and results of operations;
●	our capital levels and requirements;
●	statutory and regulatory prohibitions and other limitations;
●	any contractual restriction on our ability to pay cash dividends, including pursuant to the terms of any of our credit agreements or other borrowing arrangements;
●	our business strategy;
●	tax considerations;
●	any acquisitions or potential acquisitions that we may examine;
●	general economic conditions; and
●	other factors deemed relevant by our board of directors.

The following table summarizes information as of December 31, 2020 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	907,099	$14.11	46,296
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	907,099	$14.11	46,296

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

On January 9, 2019, the board of directors approved a stock repurchase program which authorized the repurchase of up to 300,000 shares of its common stock, or approximately 4.0% of its outstanding shares. There is no expiration for the stock repurchase plan. As of December 31, 2020, 34,306 shares have been repurchased under the plan.

The following table presents information regarding purchase of our common stock during the quarter ended December 31, 2020 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2020 through October 31, 2020	—	$—	—	265,694
November 1, 2020 through November 30, 2020	—	—	—	265,694
December 1, 2020 through December 31, 2020	—	—	—	265,694
Total	—	$—	—	265,694

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

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$936,714	$798,008	$663,899	$533,557	$424,833
Cash and cash equivalents	65,185	61,806	30,562	43,077	42,993
Securities available-for-sale, at fair value	117,655	146,419	145,698	128,758	92,645
Loans	672,421	565,369	468,101	348,978	278,578
Total deposits	804,054	680,620	568,421	448,494	370,788
Total stockholders’ equity	126,076	111,062	92,774	83,383	52,186

Income Statement Data:
Interest income	$38,630	$36,659	$28,951	$20,394	$16,168
Interest expense	1,190	2,548	1,212	538	511
Net interest income	37,440	34,111	27,739	19,856	15,657
Provision for loan losses	6,250	1,850	1,375	905	595
Net interest income after provision for loan losses	31,190	32,261	26,364	18,951	15,062
Merchant processing income	14,099	10,976	4,961	3,322	3,080
Other noninterest income	548	835	2,894	2,194	1,045
Total noninterest income	14,647	11,811	7,855	5,516	4,125
Employee compensation and benefits	16,873	14,677	13,039	10,072	8,244
Other expenses	11,797	10,257	9,256	7,361	6,355
Total noninterest expense	28,670	24,934	22,295	17,433	14,599
Net income before income taxes	17,167	19,138	11,924	7,034	4,588
Income tax expense	4,549	4,995	3,190	3,390	1,766
Net income	12,618	14,143	8,734	3,644	2,822

Per Share Data:
Earnings per common share:
Basic	$1.70	$1.91	$1.18	$0.59	$0.56
Diluted	$1.65	$1.82	$1.13	$0.58	$0.55
Book value per common share(1)	$16.18	$14.51	$12.32	$11.38	$10.29
Tangible book value per common share(2)	$16.18	$14.51	$12.32	$11.38	$10.29

Selected Performance Ratios:
Return on average assets	1.45%	1.93%	1.45%	0.80%	0.74%
Return on average common equity	10.69%	13.95%	10.12%	5.38%	5.48%
Interest rate spread	4.34%	4.56%	4.56%	4.33%	4.15%
Net interest margin	4.47%	4.86%	4.73%	4.43%	4.25%
Efficiency ratio(3)	55.04%	54.30%	59.34%	68.71%	73.82%
Loan to deposit ratio	83.63%	83.07%	82.35%	77.81%	75.13%
Average interest earning assets to average interest bearing liabilities	191.12%	181.71%	182.23%	181.75%	167.13%
Average equity to average assets	13.61%	13.83%	14.37%	14.93%	13.87%

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Asset Quality Ratios:
Allowance for loan losses to total loans	1.70%	1.24%	1.20%	1.22%	1.23%
Allowance for loan losses to nonperforming loans(4)	495.08%	473.51%	N/A	N/A	N/A
Net charge-offs (recoveries) to average outstanding loans	0.30%	0.10%	0.00%	0.02%	(0.01)%
Nonperforming loans to total loans(4)	0.34%	0.26%	0.00%	0.00%	0.00%
Nonperforming loans to total assets(4)	0.25%	0.18%	0.00%	0.00%	0.00%
Nonperforming assets to total assets(5)	0.25%	0.18%	0.00%	0.00%	0.00%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	16.69%	17.83%	18.70%	18.47%	17.25%
Tier 1 capital to risk weighted assets	15.44%	16.68%	17.54%	17.32%	16.09%
Tier 1 common equity to risk weighted assets	15.44%	16.68%	17.54%	17.32%	16.09%
Tier 1 leverage capital ratio	12.51%	13.50%	13.26%	12.82%	11.63%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	99	86	74	61	52
(1)	For purposes of computing book value per common share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0, $0, $0, $0 and $720 at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per common share is the same as book value per common share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified under troubled debt restructurings.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

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

	At December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Efficiency Ratio
Net interest income	$37,440	$34,111	$27,739	$19,856	$15,657
Noninterest income	14,647	11,811	7,855	5,516	4,125
Less net gains on sales of securities	—	—	—	—	6
Recurring revenue	$52,087	$45,922	$35,594	$25,372	$19,776

Total noninterest expense	$28,670	$24,934	$22,295	$17,433	$14,599
Less: compensation charge(1)	—	—	1,173	—	—
Recurring noninterest expense	$28,670	$24,934	$21,122	$17,433	$14,599

Efficiency ratio	55.04%	54.30%	59.34%	68.71%	73.82%

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

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the BHC Act. Through our wholly owned bank subsidiary, Esquire Bank, National Association, we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible merchant services solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area.

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

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2020 and 2019

Assets.  Our total assets were $936.7 million at December 31, 2020, an increase of $138.7 million from $798.0 million at December 31, 2019. The increase was primarily due to growth in our loan portfolio and cash.

Loan Portfolio Analysis.  At December 31, 2020, loans were $672.7 million, or 71.8% of total assets, compared to $565.0 million, or 70.8% of total assets, at December 31, 2019. Commercial loans increased $100.5 million, or 38.9%, to $358.4 million at December 31, 2020 from $258.0 million at December 31, 2019. Multifamily loans increased $17.2 million, or 11.3%, to $169.8 million at December 31, 2020 from $152.6 million at December 31, 2019. Commercial real estate loans increased $2.2 million, or 4.3%, to $54.7 million at December 31, 2020 from $52.5 million at December 31, 2019. 1 – 4 family loans increased $0.3 million, or 0.6%, to $48.4 million at December 31, 2019 from $48.1 million at December 31, 2019. Consumer loans decreased $6.0 million or 12.6%, to $41.4 million at December 31, 2020 from $47.3 million at December 31, 2019. Construction loans decreased $6.5 million, as we no longer had construction loans as of December 31, 2020.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2020		2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
1 – 4 family	$48,433	7.20%	$48,140	8.52%
Multifamily	169,817	25.24	152,633	27.02
Commercial real estate	54,717	8.13	52,477	9.29
Construction	—	—	6,450	1.14
Total real estate	272,967	40.57	259,700	45.97
Commercial	358,410	53.28	257,957	45.66
Consumer	41,362	6.15	47,322	8.37
Total Loans	$672,739	100.00%	$564,979	100.00%
Deferred loan costs and unearned premiums, net	(318)		390
Allowance for loan losses	(11,402)		(6,989)
Loans, net	$661,019		$558,380

The following table sets forth the composition of our Attorney-Related Loan portfolio by type of loan at the dates indicated.

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$202,021	61.4%	$148,186	58.4%
Case cost lines of credit	87,104	26.4	59,057	23.2
Term loans	10,527	3.2	12,359	4.9
Post-settlement commercial and other commercial attorney-related loans	—	—	—	—
Total Commercial Attorney-Related	299,652	91.0	219,602	86.5
Consumer Attorney-Related:
Post-settlement consumer loans	29,342	8.9	33,463	13.2
Structured settlement loans	236	0.1	746	0.3
Total Consumer Attorney-Related	29,578	9.0	34,209	13.5
Total Attorney-Related Loans	$329,230	100.0%	$253,811	100.0%

The largest contributor of growth in the portfolio from December 31, 2019 was our Attorney-Related loans. At December 31, 2020, our Attorney-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $329.2 million, or 48.9% of our total loan portfolio, compared to $253.8 million at December 31, 2019. In addition, we had $18.4 million in PPP loans as of December 31, 2020 to attorney customers which are excluded from the table above.

Loan Maturity.  The following table sets forth certain information at December 31, 2020 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

			Commercial
December 31, 2020	1 – 4 Family	Multifamily	Real Estate	Construction	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$11,712	$22,053	$4,252	$—	$223,038	$22,854	$283,909
More than one to five years	32,655	131,415	36,405	—	127,093	18,478	346,046
More than five to fifteen years	2,748	11,036	13,632	—	8,279	30	35,725
More than fifteen years	1,318	5,313	428	—	—	—	7,059
Total	$48,433	$169,817	$54,717	$—	$358,410	$41,362	$672,739

The following table sets forth fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total

	(In thousands)
Real estate
1 – 4 family	$35,306	$1,415	$36,721
Multifamily	133,935	13,829	147,764
Commercial real estate	35,456	15,009	50,465
Construction	—	—	—
Commercial	31,855	103,517	135,372
Consumer	16,994	1,514	18,508
Total	$253,546	$135,284	$388,830

At December 31, 2020, $316.8 million, or 85.0% of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings on nonaccrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2020 and 2019, we did not have any accruing loans past due 90 days or greater.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2020 and 2019, we have not had any foreclosed assets.

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

In 2020, the Company implemented a customer payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which allows for troubled debt restructuring categorization to be suspended.  The Company had no loans identified as troubled debt restructurings at December 31, 2020 and 2019. Further, there were no loan modifications during 2020, 2019, and 2018 that were troubled debt restructurings.

The implemented customer payment deferral program (principal and interest) is designed to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with regulatory guidance and the provisions of the CARES Act, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans during the deferral period and not evaluated as to whether they are troubled debt restructurings (“TDR”). There were no delinquent loans upon adoption of our payment deferral program.

The following table provides the principal balance of payment deferral program loans as of December 31, 2020:

	As of December 31, 2020
			Weighted Average	Weighted Average
	Number of	Loan	Debt Service	Loan to
	Borrowers	Balance	Coverage	Value Ratio

	(Dollars in thousands)
1 – 4 family	3	$11,430	1.35x	69%
Multifamily	4	10,332	1.21x	64
Commercial real estate	2	7,452	1.25x	49
Consumer	3	9	NA	NA
Total	12	$29,223

The $29.2 million deferred loan principal balance represents 4.3% of total loans of $672.7 million as of December 31, 2020, a decline of $36.0 million from $65.2 million at April 30, 2020. There are no loans that have come off of deferral that are past due or on nonaccrual as of December 31, 2020. Special mention loans on deferral totaled $3.7 million as of December 31, 2020 which were included in the 1-4 family and multifamily portfolios.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2020	2019

	(Dollars in thousands)
Nonaccrual loans:
1 – 4 family	$—	$—
Multifamily	—	—
Commercial real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	2,303	1,476
Total nonaccrual loans	$2,303	$1,476
Other real estate owned	—	—
Loans past due 90 days and still accruing	—	—
Troubled debt restructurings	—	—
Total nonperforming assets	$2,303	$1,476

Total loans(1)	$672,421	$565,369
Total assets	$936,714	$798,008
Total nonaccrual loans to total loans	0.34%	0.26%
Total nonperforming assets to total assets	0.25%	0.18%
Allowance for loan losses to nonaccrual loans	495.08%	473.51%
Allowance for loan losses to nonperforming loans	495.08%	473.51%
Allowance for loan losses to total loans at end of the period(1)	1.70%	1.24%
(1)	Loans are presented before the allowance for loan losses and include net deferred costs and unearned premiums.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the years ended December 31,
	2020	2019	2018

	(In thousands)
Allowance at beginning of year	$6,989	$5,629	$4,264
Provision for loan losses	6,250	1,850	1,375

Charge-offs:
1 – 4 family	—	—	—
Multifamily	—	63	—
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	2	19	—
Consumer	1,835	408	10
Total charge-offs	1,837	490	10

Recoveries:
1 – 4 family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total recoveries	—	—	—
Allowance at end of year	$11,402	$6,989	$5,629

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2020			2019
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Loan	Each		for Loan	Each
	Allowance	Losses to	Category	Allowance	Losses to	Category
	for Loan	Total	to Total	for Loan	Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
1 – 4 family	$342	3.00%	7.20%	$344	4.92%	8.52%
Commercial	5,003	43.88	53.28	4,048	57.92	45.66
Multifamily	1,278	11.21	25.24	1,048	14.99	27.02
Commercial real estate	597	5.24	8.13	560	8.01	9.29
Construction	—	—	—	161	2.30	1.14
Consumer	4,182	36.67	6.15	828	11.85	8.37
Total allocated allowance	$11,402	100.00%	100.00%	$6,989	100.00%	100.00%

Loans rated special mention increased $4.5 million to $7.9 million as of December 31, 2020 from $3.4 million as of December 31, 2019 driven by our 1-4 family, multifamily, and consumer portfolios which increased $3.0 million, $0.7 million, and $0.7 million, respectively.  Loans rated substandard increased $0.8 million to $2.4 million as of December 31, 2020, from $1.6 million at December 31, 2019.  The allowance for loan losses as a percentage of loans was 1.70% and 1.24% as of December 31, 2020 and 2019, respectively. Charge-offs were $1.8 million for the year ended December 31, 2020 which is an increase of $1.3 million as compared to the prior year.  The increase in the allowance as a percentage of loans, charge-offs, and substandard loans is primarily attributable to the consumer portfolio, specifically, our legacy post settlement NFL loan program as well as the ongoing effects of the COVID-19 pandemic on economic and non-economic credit risk factors.

Our NFL consumer post settlement loan exposure as of December 31, 2020 is approximately $23.6 million with a weighted average remaining maturity of approximately one year where $4.2 million and $2.3 million have been classified as special mention and substandard, respectively, representing approximately 28% of the remaining exposure. All substandard loan exposures related to this program have been placed on nonaccrual and $4.2 million, or 37%, of the allowance for loan losses has been allocated to the consumer portfolio.  NFL loan principal balances charged-off since inception to date and calendar year 2020 were $2.1 million and $1.8 million, respectively. We believe the NFL portfolio’s duration has extended and there may be future risks associated with these loans (see “Item 1A—Risk Factors—Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program, revisions to qualifying physician requirements, and other administrative changes could increase our actual loan losses which would decrease earnings” on Page 24) and management has proactively refined and applied its internal risk rating criteria specific to this portfolio.  This refined risk rating criteria considers factors including, but not limited to, the potential for fraud by our borrower or their representatives (i.e., lawyer, doctor); denial of our borrower’s claim by the claims administrator based on revised medical guidelines issued by the claims administrator in May 2019; the COVID-19 impact on a borrower’s ability to adhere to the claims administration protocols; death of our borrower; or loan maturities that are not in the process of collection.  These factors, among other factors, may be used to assess future changes in risk ratings for the loans in our NFL loan portfolio.

We had impaired loans of $2.3 million and $1.5 million at December 31, 2020 and 2019, respectively, related to the NFL portfolio and no specific reserves were recorded.  These loans were also classified as nonperforming assets.

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

Merchant Processing Credit Risk

From a merchant processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, restaurants, hospitality, travel, and entertainment. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on our assessments, we have not identified any elevated credit risk in these affected industry types and other categories and our returns and chargeback ratios remain relatively consistent with pre-COVID-19 levels and commensurate to the merchant portfolio risk profile.

Debt Securities Portfolio

At December 31, 2020 and 2019, all debt securities were carried at fair value and we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity.

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

At December 31, 2020 and December 31, 2019, securities in unrealized loss positions were issuances from government sponsored entities. The decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality and because we do not have the intent to sell the securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2020 and 2019.

No impairment charges were recorded for the years ended December 31, 2020, 2019 and 2018.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2020, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made, as we have no tax free interest earning assets.

	At December 31, 2020
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage backed securities-agency	$—	—%	$—	—%	$6,664	2.69%	$48,548	1.55%	$55,212	1.69%
Collateralized mortgage obligations-agency	—	—	—	—	—	—	60,474	2.10	60,474	2.10
Total securities available-for-sale	$—	—%	$—	—%	$6,664	2.69%	$109,022	2.39%	$115,686	1.90%

Deposits

Total deposits increased $123.4 million, or 18.1%, to $804.1 million at December 31, 2020 from $680.6 million at December 31, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $792.9 million at December 31, 2020, or 98.6% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	For the Year Ended December 31,
	2020			2019
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Demand (noninterest bearing)	$301,359	40.74%	0.00%	$236,918	38.01%	0.00%
Savings, NOW and Money Market	421,530	56.99%	0.21%	366,430	58.78%	0.56%
Time	16,785	2.27%	1.77%	20,002	3.21%	2.36%
Total deposits	$739,674	100.00%	0.16%	$623,350	100.00%	0.41%

As of December 31, 2020 and 2019, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $579.8 million and $525.5 million, respectively. These uninsured balances disclosed do not consider that FDIC insurance can be further extended by claimant within certain law firm deposit accounts. In addition, as of December 31, 2020, the aggregate amount of all our uninsured certificates of deposit was $6.8 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2020.

At
December 31, 2020
(In thousands)
Maturing period:
Three months or less	$37
Over three months through six months	—
Over six months through twelve months	13
Over twelve months	6,761
Total	$6,811

Borrowings

At December 31, 2020, we had the ability to borrow a total of $122.4 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of  $18.7 million. At December 31, 2020, we also had lines of credit with other financial institutions totaling $67.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2020.

Stockholders’ Equity

Total stockholders’ equity increased $15.0 million, or 13.5%, to $126.1 million at December 31, 2020, from $111.1 million at December 31, 2019. The increase for the year ended December 31, 2020 was primarily due to the increase in net income, unrealized gains on our available-for-sale portfolio and amortization of share based compensation.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made.

	For the Years Ended December 31,
	2020			2019			2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans	$605,273	$35,588	5.88%	$507,546	$31,790	6.26%	$398,614	$24,375	6.11%
Securities, includes restricted stock	126,166	2,556	2.03%	147,737	3,909	2.65%	150,668	3,945	2.62%
Securities purchased under agreements to resell	7,402	94	1.27%	—	—	—%	—	—	—%
Interest earning cash and other	99,069	392	0.40%	47,059	960	2.04%	36,898	631	1.71%
Total interest earning assets	837,910	38,630	4.61%	702,342	36,659	5.22%	586,180	28,951	4.94%

NONINTEREST EARNING ASSETS	30,028			30,700			14,233

TOTAL AVERAGE ASSETS	$867,938			$733,042			$600,413

INTEREST BEARING LIABILITIES

Savings, NOW, Money Markets	$421,530	$888	0.21%	$366,430	$2,070	0.56%	$293,936	$908	0.31%
Time deposits	16,785	297	1.77%	20,002	473	2.36%	27,014	275	1.02%
Total deposits	438,315	1,185	0.27%	386,432	2,543	0.66%	320,950	1,183	0.37%
Short-term borrowings	29	—	—%	1	—	—%	478	12	2.51%
Secured borrowings	84	5	5.95%	88	5	5.68%	246	17	6.91%
Total interest bearing liabilities	438,428	1,190	0.27%	386,521	2,548	0.66%	321,674	1,212	0.38%

NONINTEREST BEARING LIABILITIES
Demand deposits	301,359			236,918			188,911
Other liabilities	10,066			8,216			3,536
Total noninterest bearing liabilities	311,425			245,134			192,447
Stockholders' equity	118,085			101,387			86,292

TOTAL AVG. LIABILITIES AND EQUITY	$867,938			$733,042			$600,413
Net interest income		$37,440			$34,111			$27,739
Net interest spread			4.34%			4.56%			4.56%
Net interest margin			4.47%			4.86%			4.73%

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

	For the Years Ended
	December 31,
	2020 vs. 2019
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans	$5,837	$(2,039)	$3,798
Securities, includes restricted stock	(519)	(834)	(1,353)
Securities purchased under agreements to resell	94	—	94
Interest earning cash and other	566	(1,134)	(568)
Total interest income	5,978	(4,007)	1,971

Interest paid on:
Savings, NOW, Money Markets	274	(1,456)	(1,182)
Time deposits	(69)	(107)	(176)
Total deposits	205	(1,563)	(1,358)
Short-term borrowings	—	—	—
Secured borrowings	—	—	—
Total interest expense	205	(1,563)	(1,358)
Change in net interest income	$5,773	$(2,444)	$3,329

	For the Years Ended
	December 31,
	2019 vs. 2018
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans	$6,810	$605	$7,415
Securities, includes restricted stock	(77)	41	(36)
Securities purchased under agreements to resell	—	—	—
Interest earning cash and other	193	136	329
Total interest income	6,926	782	7,708

Interest paid on:
Savings, NOW, Money Markets	267	895	1,162
Time deposits	(87)	285	198
Total deposits	180	1,180	1,360
Short-term borrowings	(12)	—	(12)
Secured borrowings	(9)	(3)	(12)
Total interest expense	159	1,177	1,336
Change in net interest income	$6,767	$(395)	$6,372

Results of Operations for the Years Ended December 31, 2020 and 2019

General.  Net income decreased $1.5 million or 10.8%, to $12.6 million for the year ended December 31, 2020 from $14.1 million for the year ended December 31, 2019. The decrease resulted from a $4.4 million increase in provision for loan losses as a result of the effects of the pandemic on the economic and non-economic risk factors associated with the allowance for loan losses, a $3.7 million increase in noninterest expense, partially offset by an increase in net interest income of $3.3 million and a $2.8 million increase in noninterest income.

Net Interest Income.  Net interest income increased $3.3 million, or 9.8%, to $37.4 million for the year ended December 31, 2020 from $34.1 million for the year ended December 31, 2019, due to a $2.0 million net increase in interest income and a $1.4 million decrease in interest expense.

Our net interest margin decreased 39 basis points to 4.47% for the year ended December 31, 2020 from 4.86% for the year ended December 31, 2019. The decrease in net interest margin was due to a 61 basis point decrease in the yields on interest earning assets, primarily due to the historically low interest rate environment caused by the pandemic and changing composition of our interest earning assets.  This decrease was offset by a 39 basis point decrease in our cost of funds on average interest bearing liabilities.

Interest Income.  Interest income increased $2.0 million or 5.4%, to $38.6 million for the year ended December 31, 2020 from $36.7 million for the year ended December 31, 2019 and was attributable to an increase in loan and reverse repurchase interest income offset by a decrease in interest income on securities and interest earning cash and other.

Loan interest income increased $3.8 million, or 11.9%, to $35.6 million for the year ended December 31, 2020 from $31.8 million for the year ended December 31, 2019. This increase was attributable to a $97.7 million, or 19.3%, increase in the average loan balance from our attorney-related, multifamily, and commercial real estate portfolios offset by a 38 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was primarily offset by a 39 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $1.4 million, or 34.6%, to $2.6 million for the year ended December 31, 2020 from $3.9 million for the year ended December 31, 2019.  This decrease was attributable to a $21.6 million, or 14.6%, decrease in average securities balances and a 62 basis point decrease in yields, both driven by accelerated prepayments due to the current interest rate environment.

Interest earning cash and other interest income decreased $568 thousand, or 59.2%, to $392 thousand for the year ended December 31, 2020 from $960 thousand for the year ended December 31, 2019.  This decrease was attributable to a 164 basis point decrease in yields driven by the current interest rate environment offset by a $52.0 million, or 110.5%, increase in average cash balance primarily due to growth in our merchant payment processing volumes as well as increases in our core deposits.

Interest Expense.  Interest expense decreased $1.4 million, or 53.3%, to $1.2 million for the year ended December 31, 2020 from $2.5 million for the year ended December 31, 2019, primarily attributable to rate reductions on deposits. Interest rates we paid on interest bearing deposits decreased 39 basis points to 0.27% for the year ended December 31, 2020 from 0.66% for the year ended December 31, 2019. Our average balance of interest bearing deposits increased $51.9 million, or 13.4%, to $438.3 million for the year ended December 31, 2020 from $386.4 million for the year ended December 31, 2019 attributable primarily to attorney related deposit growth.

Provision for Loan Losses.  Our provision for loan losses was $6.3 million for the year ended December 31, 2020 compared to $1.9 million for the year ended December 31, 2019. The increase from the prior year was primarily related to the effects of the pandemic on economic and non-economic risk factors associated with the allowance for loan losses, loan growth and consumer loan charge-offs related to our legacy NFL portfolio and increased duration risk in our legacy NFL portfolio.

Noninterest Income.  Noninterest income information is as follows:

	For the Year Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest income
Customer related fees and service charges
Administrative service income	$183	$491	$(308)	(62.7)%
Merchant processing income
Merchant services income	13,403	10,403	3,000	28.8
ACH income	696	573	123	21.5
Other	365	344	21	6.1
Total noninterest income	$14,647	$11,811	$2,836	24.0%

Merchant processing income increased due to the expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 25.2% to $14.8 billion for 2020 compared to $11.9 billion for 2019. For the month ended December 2020 volumes increased 37.4% to $1.5 billion compared to $1.1 billion for the month ended December 2019. Customer related fees and charges have decreased due to decreases in administrative service income due to reductions in short term rates offset by an increase in off balance sheet funds.  Our off balance sheet funds increased $120.9 million, or 46.6%, to $380.3 million as of December 31, 2020 as compared to adjustable $259.3 million as of December 31, 2019.  These administrative service fees are impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Year Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$16,873	$14,677	$2,196	15.0%
Occupancy and equipment	2,422	1,913	509	26.6
Professional and consulting services	3,229	2,919	310	10.6
FDIC and regulatory assessments	375	242	133	55.0
Advertising and marketing	584	518	66	12.7
Travel and business relations	210	548	(338)	(61.7)
Data processing	3,120	2,470	650	26.3
Other operating expenses	1,857	1,647	210	12.8
Total noninterest expense	$28,670	$24,934	$3,736	15.0%

Employee compensation and benefits costs increased due to increases in staffing to support our continued growth, investment in our digital platform and the impact of salary and stock-based compensation increases. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, as well as additional costs related to our technology implementations. Occupancy and equipment costs increased primarily due to our investment in internally developed software to support our digital platform, precautionary office cleaning costs related to COVID-19 and additional office space to support growth. Professional and consulting fees increased due to the expansion of our technology initiatives tied to our digital platform. Other operating expenses increased due to donations to charitable organizations as we focused on our corporate responsibility to support those impacted by the current crisis. Travel and sales related costs decreased due to a freeze on travel and a transition to webcast-based business development and digital marketing.

Income Tax Expense.  We recorded income tax expense of $4.5 million for the year ended December 31, 2020, reflecting an effective tax rate of 26.5%, compared to $5.0 million, or an effective tax rate of 26.1%, for the year ended December 31, 2019.

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

Provision for Loan Losses.  Our provision for loan losses was $1.9 million for the year ended December 31, 2019 compared to $1.4 million for the year ended December 31, 2018. The increase from prior year was primarily related to growth, composition of the loan portfolio, and to replenish the reserve for charge-offs incurred during the year, including a $324 thousand charge-off related to an NFL consumer post-settlement loan. The provisions recorded resulted in an allowance for loan losses of  $7.0 million, or 1.24% of total loans at December 31, 2019, compared to $5.6 million, or 1.20% of total loans at December 31, 2018.

Noninterest Income.  Noninterest income information is as follows:

	For the Years Ended
	December 31,		Change
	2019	2018	Amount	Percent

	(Dollars in thousands)
Noninterest income
Merchant processing income	$10,976	$4,961	$6,015	121.2%
Customer related fees and service charges	835	2,894	(2,059)	(71.1)
Total noninterest income	$11,811	$7,855	$3,956	50.4%

Merchant processing income increased due to expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 65.7% to $11.9 billion for 2019 compared to $7.2 billion for 2018. For the month ended December 2019 volumes increased to $1.1 billion compared to $685.7 million for the month ended December 2018. Customer related fees and charges have decreased due to decreases in administrative service income on off-balance sheet funds which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2020. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.

	At December 31,
	2020
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$56,075	15,811
300	51,800	11,536
200	47,556	7,292
100	43,907	3,643
0	40,264	—
-100	38,458	(1,806)
-200	37,646	(2,618)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2020.

	At December 31,
	2020
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$184,363	63,995
300	170,755	50,387
200	155,590	35,222
100	139,597	19,229
0	120,368	—
-100	98,818	(21,550)
-200	96,367	(24,001)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020 and 2019, cash and cash equivalents totaled $65.2 million and $61.8 million, respectively. As of December 31, 2020, management is not aware of any events that are reasonably likely to have a material adverse impact on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2019, through pledging of our securities and certain loans, we had the ability to borrow a total of  $122.4 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of  $18.7 million. At December 31, 2020, we also had $67.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2020.

We have no material commitments or demands that are likely to affect our liquidity. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. At December 31, 2020 and 2019, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis. At December 31, 2020, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2020
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.69%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.44%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.44%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.51%

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

Off-Balance Sheet Arrangements

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

ITEM 8.    Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 19, 2021

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$65,185	$61,806
Securities purchased under agreements to resell, at cost	51,726	—
Securities available-for-sale, at fair value	117,655	146,419
Securities, restricted, at cost	2,694	2,665

Loans	672,421	565,369
Less: allowance for loan losses	(11,402)	(6,989)
Loans, net	661,019	558,380
Premises and equipment, net	3,017	2,835
Accrued interest receivable	4,529	3,242
Deferred tax assets	2,597	2,049
Other assets	28,292	20,612
Total assets	$936,714	$798,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$351,692	$201,837
Savings, NOW and money market	441,160	459,037
Time	11,202	19,746
Total deposits	804,054	680,620

Secured borrowings	49	86
Accrued expenses and other liabilities	6,535	6,240
Total liabilities	$810,638	$686,946

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,827,788 and 7,652,170 shares issued, respectively; and 7,793,482 and 7,652,170 shares outstanding, respectively	78	77
Additional paid-in capital	91,622	89,682
Retained earnings	33,535	20,917
Accumulated other comprehensive income	1,408	386
Treasury stock at cost, 34,306 and 0 shares, respectively	(567)	—
Total stockholders’ equity	126,076	111,062
Total liabilities and stockholders’ equity	$936,714	$798,008

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Interest income:
Loans	$35,588	31,790	$24,375
Securities	2,556	3,909	3,945
Securities purchased under agreements to resell	94	—	—
Interest earning deposits and other	392	960	631
Total interest income	38,630	36,659	28,951

Interest expense:
Savings, NOW and money market deposits	888	2,070	908
Time deposits	297	473	275
Borrowings	5	5	29
Total interest expense	1,190	2,548	1,212

Net interest income	37,440	34,111	27,739
Provision for loan losses	6,250	1,850	1,375
Net interest income after provision for loan losses	31,190	32,261	26,364

Noninterest income:
Merchant processing income	14,099	10,976	4,961
Customer related fees and service charges	548	835	2,894
Total noninterest income	14,647	11,811	7,855

Noninterest expense:
Employee compensation and benefits	16,873	14,677	13,039
Occupancy and equipment	2,422	1,913	1,736
Professional and consulting services	3,229	2,919	2,589
FDIC and regulatory assessments	375	242	321
Advertising and marketing	584	518	392
Travel and business relations	210	548	504
Data processing	3,120	2,470	1,896
Other operating expenses	1,857	1,647	1,818
Total noninterest expense	28,670	24,934	22,295

Net income before income taxes	17,167	19,138	11,924
Income tax expense	4,549	4,995	3,190

Net income	$12,618	14,143	$8,734

Earnings per share
Basic	$1.70	$1.91	$1.18
Diluted	$1.65	$1.82	$1.13

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,

	2020	2019	2018
Net income	$12,618	$14,143	$8,734
Other comprehensive income:
Unrealized (losses) gains arising during the period on securities available-for-sale	1,429	4,139	(1,685)
Reclassification adjustment for net gains included in net income	—	—	—
Tax effect	(407)	(1,139)	461
Total other comprehensive income	1,022	3,000	(1,224)
Total comprehensive income	$13,640	$17,143	$7,510

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

							Accumulated
					Additional	Retained	other		Total
	Preferred	Common	Preferred	Common	paid-in	earnings	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	(deficit)	income (loss)	stock	equity
Balance at January 1, 2018	—	7,326,536	$—	$73	$86,660	$(1,960)	$(1,390)	$—	$83,383
Net income	—	—	—	—	—	8,734	—	—	8,734
Other comprehensive loss	—	—	—	—	—	—	(1,224)	—	(1,224)
Exercise of stock options, net of repurchases	—	42,687	—	—	378	—	—	—	378
Restricted stock grants	—	163,500	—	2	(2)	—	—	—	—
Stock compensation expense	—	—	—	—	1,503	—	—	—	1,503
Balance at December 31, 2018	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$—	$92,774
Net income	—	—	—	—	—	14,143	—	—	14,143
Other comprehensive income	—	—	—	—	—	—	3,000	—	3,000
Exercise of stock options, net of repurchases	—	8,947	—	—	50	—	—	—	50
Restricted stock grants	—	110,500	—	2	(2)	—	—	—	—
Stock compensation expense	—	—	—	—	1,095	—	—	—	1,095
Balance at December 31, 2019	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	12,618	—	—	12,618
Other comprehensive income	—	—	—	—	—	—	1,022	—	1,022
Exercise of stock options, net of repurchases	—	53,868	—	—	401	—	—	—	401
Restricted stock grants	—	121,750	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	1,540	—	—	—	1,540
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at December 31, 2020	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$12,618	$14,143	$8,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,250	1,850	1,375
Depreciation	568	506	421
Stock compensation expense	1,540	1,095	1,503
Deferred tax (benefit) expense	(955)	(116)	(370)
Net amortization (accretion):
Securities	1,079	550	446
Loans	(339)	278	476
Right of use asset	391	382	—
Software	665	402	374
Changes in other assets and liabilities:
Accrued interest receivable	(1,287)	613	(1,019)
Other assets	(4,611)	(3,961)	(3,041)
Operating lease liability	(418)	(314)	—
Accrued expenses and other liabilities	89	882	1,213
Net cash provided by operating activities	15,590	16,310	10,112

Cash flows from investing activities:
Net change in loans	(109,665)	(98,036)	(119,609)
Net change in securities purchased under agreements to resell	(51,726)	—	—
Purchases of securities available-for-sale	(37,975)	(28,202)	(42,482)
Principal repayments on securities available-for-sale	67,089	31,070	23,411
Purchase of securities, restricted	(29)	(82)	(400)
Purchase of equity investment without readily determinable fair value	—	—	(2,410)
Purchases of premises and equipment	(750)	(647)	(569)
Development of capitalized software	(2,386)	(1,415)	(684)
Net cash used in investing activities	(135,442)	(97,312)	(142,743)

Cash flows from financing activities:
Net increase in deposits	123,434	112,199	119,927
Decrease in secured borrowings	(37)	(3)	(189)
Exercise of stock options	401	50	378
Purchase of common stock	(567)	—	—
Net cash provided by financing activities	123,231	112,246	120,116

Increase in cash and cash equivalents	3,379	31,244	(12,515)

Cash and cash equivalents at beginning of the period	61,806	30,562	43,077

Cash and cash equivalents at end of the period	$65,185	$61,806	$30,562

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,202	$2,551	$1,203
Taxes	6,246	5,149	2,675
Noncash transactions:
Right of use asset obtained in exchange for lease liability	624	3,640	—

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

NOTE 1 — Business and Summary of Significant Accounting Policies

Business

Esquire Financial Holdings, Inc. (the “Company”) is a financial holding company incorporated in Maryland and headquartered in Jericho, New York, with one branch office in Jericho, New York and an administrative office in Boca Raton, Florida.  Its wholly-owned subsidiary, Esquire Bank, National Association (the “Bank”), is a full service commercial bank dedicated to serving the financial needs of the legal industry and small businesses nationally, as well as commercial and retail customers in the New York metropolitan area.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

At December 31, 2020 the Company had 12 loans in the COVID-19 payment deferral program with a total principal balance of $29,223.

From a merchant processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, restaurants, hospitality, travel, and entertainment. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on our assessments, we have not identified any elevated credit risk in these affected industry types and other categories and our returns and chargeback ratios remain relatively consistent with pre-COVID-19 levels and commensurate to the merchant portfolio risk profile.

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's 2020 Consolidated Statement of Financial Condition and Consolidated Statement of Income except for a continued elevated level of general provisioning for loan losses and related allowance for loan losses.

Common Stock

In 2017, we completed our initial public offering (“IPO”) and sold 2,154,580 shares of common stock for aggregate net proceeds of approximately $26,341, after deducting underwriting discount and other offering related expenses.

Preferred Stock

In December of 2014, the Company issued 157,985 0.00% Series B Non-Voting Preferred shares at a price of $12.50 per share for proceeds, net of offering costs, of approximately $1,800. The preferred stock did not have a maturity date and was not convertible by the holder, but was convertible on a one for one basis into common stock by us under certain circumstances. In addition, the preferred stock did not have a liquidation preference and had equal rights to receive dividends when dividends are declared on common stock, and thus were considered participating securities. These shares were later exchanged for 157,985 shares of common stock, par value $0.01.  As of December 31, 2020 and 2019, there are no preferred shares outstanding.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the GNMA pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost.  The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2020, there is one open contract with one counterparty that is scheduled to mature within thirty days.

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

Nonaccrual

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

Provision and Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Subsequent recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

Management has identified the following loan segments: Commercial Real Estate, Multifamily, Construction, Commercial, 1 – 4 Family and Consumer. The risks associated with a concentration in real estate loans include potential losses from fluctuating values of land and improved properties. Commercial Real Estate and Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off. The remainder of the loan portfolio is comprised of commercial and consumer loans. The primary risks associated with the commercial loans is the cash flow of the business, the experience and quality of the borrowers’ management, the business climate, and the impact of economic factors. The primary risks associated with 1 – 4 Family and Consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Post-settlement consumer loans are also subject to unforeseen rulings or administrative legal anomalies that may eliminate or greatly reduce a borrowers settlement amount.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

recorded on balance sheet at cost when funded and presented as loans on the Consolidated Statements of Financial Condition.

Equity Investment Without Readily Determinable Fair Value

In April 2018, the Company purchased a 4.95% interest in Litify, Inc., a technology solution to automate and manage a law firm’s business and cases, for a cost of $2,410.  As Litify, Inc. is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. At December 31, 2020, the investment’s carrying amount was $2,410.  Based on our evaluation, we noted no significant adverse changes which would indicate the asset is impaired or any observable price changes as of December 31, 2020. The investment is presented within other assets on the Consolidated Statements of Financial Condition.

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

Share-Based Payment

Share based payment guidance requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees in the Consolidated Statements of Income. A Black-

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

Scholes model is utilized to estimate the fair value of stock options. Compensation cost for stock options are recognized as noninterest expense in the Consolidated Statement of Income on a straight-line basis over the vesting period of each stock option grant. Compensation cost for stock options includes the impact of an estimated forfeiture rate.

Compensation expense for restricted stock awards is based on the fair value of the award on the measurement date, which is the date of grant, and the expense is recognized ratably over the service period of the award.

At December 31, 2020, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

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

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

On March 12, 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. Adoption of the standard is not expected to have a material impact on the company’s operating results or financial condition.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows at December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Mortgage-backed securities – agency	$55,212	$1,237	$(49)	$56,400
Collateralized mortgage obligations (CMOs) – agency	60,474	807	(26)	61,255
Total available-for-sale	$115,686	$2,044	$(75)	$117,655

December 31, 2019
Mortgage-backed securities – agency	$24,603	$524	(90)	$25,037
Collateralized mortgage obligations (CMOs) – agency	121,276	451	(345)	121,382
Total available-for-sale	$145,879	$975	$(435)	$146,419

Mortgage-backed securities included all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMO’s are backed by government agency pass-through certificates. The 2020 and 2019 pass-through

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

There were no sales of securities in 2020, 2019 and 2018.

At December 31, 2020, securities having a fair value of $98,581 were pledged to the FHLB for borrowing capacity totaling $93,830. At December 31, 2019, securities having a fair value of $122,805 were pledged to the FHLB for borrowing capacity totaling $116,741. At December 31, 2020 and 2019, the Company had no outstanding FHLB advances.

At December 31, 2020, securities having a fair value of $19,074 were pledged to the FRB of New York for borrowing capacity totaling $18,717. At December 31, 2019, securities having a fair value of $23,614 were pledged to the FRB of New York for borrowing capacity totaling $22,915. At December 31, 2020 and 2019, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2020
Mortgage-backed securities – agency	$4,807	$(49)	$—	$—	$4,807	$(49)
CMOs – agency	8,332	(17)	1,219	(9)	9,551	(26)
Total temporarily impaired securities	$13,139	$(66)	$1,219	$(9)	$14,358	$(75)

2019
Mortgage-backed securities - agency	$—	$—	$9,529	$(90)	$9,529	$(90)
CMOs - Agency	20,639	(66)	22,295	(279)	42,934	(345)
Total temporarily impaired securities	$20,639	$(66)	$31,824	$(369)	$52,463	$(435)

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

At December 31, 2020, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates and illiquidity, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2020.

No impairment charges were recorded in 2020, 2019 and 2018.

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2020	2019
1 – 4 family	$48,433	$48,140
Commercial	358,410	257,957
Multifamily	169,817	152,633
Commercial real estate	54,717	52,477
Construction	—	6,450
Consumer	41,362	47,322
Total Loans	672,739	564,979

Deferred costs and unearned premiums, net	(318)	390
Allowance for loan losses	(11,402)	(6,989)
Loans, net	$661,019	$558,380

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

At December 31, 2020, commercial loan balances included $21,936 of SBA PPP loans.

The following tables present the activity in the allowance for loan losses by class for the years ending December 31, 2020, 2019 and 2018:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	(2)	957	230	37	(161)	5,189	6,250
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(2)	—	—	—	(1,835)	(1,837)
Total ending allowance balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402

December 31, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(63)	957	159	203	12	582	1,850
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	(63)	—	—	(408)	(490)
Total ending allowance balance	$344	$4,048	$1,048	$560	$161	$828	$6,989

December 31, 2018
Allowance for loan losses:
Beginning balance	$382	$2,272	$713	$266	$127	$504	$4,264
Provision for loan losses	25	838	239	91	22	160	1,375
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(10)	(10)
Total ending allowance balance	$407	$3,110	$952	$357	$149	$654	$5,629

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2020 and 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	342	5,003	1,278	597	—	4,182	11,402

Total ending allowance balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$2,303	$2,303
Loans collectively evaluated for impairment	48,433	358,410	169,817	54,717	—	39,059	670,436

Total ending loans balance	$48,433	$358,410	$169,817	$54,717	$—	$41,362	$672,739

Recorded investment is not adjusted for accrued interest, unearned premiums or deferred costs.

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2019
Allowance for loan losses:
Ending allowance Balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	344	4,048	1,048	560	161	828	6,989

Total ending allowance balance	$344	$4,048	$1,048	$560	$161	$828	$6,989

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$1,476	$1,476
Loans collectively evaluated for impairment	48,140	257,957	152,633	52,477	6,450	45,846	563,503

Total ending loans balance	$48,140	$257,957	$152,633	$52,477	$6,450	$47,322	$564,979

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

The following tables provide an analysis of the impaired loans by segment as of December 31, 2020 and 2019:

	December 31,		December 31,
	2020		2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	2,303	2,303	1,476	1,476
Total	$2,303	$2,303	$1,476	$1,476

Years ended December 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	1,381	—	541	—
Total	$1,381	$—	$541	$—

There were no impaired loans during the year ended December 31, 2018.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2020 and 2019:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2020
1 – 4 family	$—	$—	$—	$—	$—	$48,433	$48,433
Commercial	—	—	—	—	—	358,410	358,410
Multifamily	—	—	—	—	—	169,817	169,817
Commercial real estate	—	—	—	—	—	54,717	54,717
Construction	—	—	—	—	—	—	—
Consumer	26	—	—	2,303	2,329	39,033	41,362
Total	$26	$—	$—	$2,303	$2,329	$670,410	$672,739

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2020
1 – 4 family	$45,418	$3,015	$—	$—
Commercial	358,295	—	115	—
Multifamily	169,096	721	—	—
Commercial real estate	54,717	—	—	—
Construction	—	—	—	—
Consumer	34,896	4,163	2,303	—
Total	$662,422	$7,899	$2,418	$—

	Pass	Special Mention	Substandard	Doubtful
December 31, 2019
1 – 4 family	$48,140	$—	$—	$—
Commercial	257,832	—	125	—
Multifamily	152,633	—	—	—
Commercial real estate	52,477	—	—	—
Construction	6,450	—	—	—
Consumer	42,431	3,415	1,476	—
Total	$559,963	$3,415	$1,601	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at December 31, 2020 and 2019. Furthermore, there were no loan modifications during 2020, 2019 and 2018 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES act which allows for troubled debt restructuring categorization to be suspended.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company.

Loans to principal officers, directors, and their affiliates during 2020 were as follows:

Beginning balance	$8,217
New advances	302
Repayments	(28)
Ending balance	$8,491

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

Pledged Loans

At December 31, 2020, loans totaling $37,519 were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28,561. At December 31, 2019, loans totaling $39,896 were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26,991.

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2020	2019
Leasehold improvements	$2,128	$2,128
Equipment	3,518	3,462
Construction in progress	718	24
	6,364	5,614
Less: accumulated depreciation and amortization	3,347	2,779
Total premises and equipment, net	$3,017	$2,835

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment, net in the Consolidated Statements of Income, was $568, $506 and $421 for the periods ended December 31, 2020, 2019 and 2018, respectively.

NOTE 5 — Deposits

As of December 31, 2020, deposits of $804,054, was comprised of core deposit relationships of $792,852 and certificates of deposit of $11,202. Core deposits are defined as all deposits except certificates of deposits which include demand, savings, NOW, and money market deposit accounts.  Our noninterest bearing demand deposits are presented as demand deposits and all core interest bearing deposits are presented as savings, NOW and money market deposits on the Consolidated Statements of Financial Condition.  Certificates of deposit are presented as time deposits on the Consolidated Statements of Financial Condition.

The contractual maturities of certificates of deposit as of December 31, 2020, are as follows:

Total
2021	$3,245
2022	7,957
Total	$11,202

As of December 31, 2020 and 2019, certificates of deposits greater than $250 were $7,561 and $15,543, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2020 and 2019 were $5,089 and $9,869, respectively.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

NOTE 6 — Borrowings

The Company had a secured borrowing of $49 and $86 as of December 31, 2020 and 2019, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2020 and 2019, we had the ability to borrow a total of $122,391 and $143,732, respectively, from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $18,717 and $22,915 at December 31, 2020 and 2019, respectively. These borrowings are collateralized by loans and securities. At December 31, 2020 and 2019, we also had lines of credit with other financial institutions totaling $67,500. No amounts were outstanding on any of the aforementioned lines as of December 31, 2020 and 2019.

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

	For the Year Ended December 31,
	2020	2019
Noninterest income
Customer related fees and service charges
Administrative service income	$183	$491
Merchant processing income
Merchant services income	13,403	10,403
ACH income	696	573
Other	365	344
Total noninterest income	$14,647	$11,811

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2020	2019	2018
Current
Federal expense	$4,203	$3,905	$2,761
State and city expense	1,301	1,206	799
Total current tax expense	5,504	5,111	3,560

Deferred
Federal (benefit) expense	(641)	153	(257)
State and city (benefit) expense	(314)	(269)	(113)
Total deferred tax (benefit) expense	(955)	(116)	(370)
Income tax expense	$4,549	$4,995	$3,190

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate at December 31:

	2020	2019	2018
Federal tax expense at statutory rate	$3,605	$4,019	$2,504
State and local income taxes, net of federal income tax benefit	974	1,157	608
Incentive stock options	53	48	33
Stock-based compensation excess tax benefit	(85)	(23)	(60)
Research and development tax credits	(77)	(129)	—
Other	79	(77)	105
Income tax expense	$4,549	$4,995	$3,190

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$256	$321
Stock based compensation	1,084	754
Allowance for loan loss	3,174	1,931
Deferred loan fees, net	115	—
Other	383	44
Total deferred tax assets	5,012	3,050
Deferred tax liabilities:
Fixed assets	(1,108)	(414)
Unrealized gain on securities available-for-sale	(562)	(154)
Investment in partnership	(570)	(352)
Deferred loan fees, net	—	(29)
Other	(175)	(52)
Total deferred tax liabilities	(2,415)	(1,001)
Deferred tax asset, net	$2,597	$2,049

The Company has New York state and city net operating loss carryforwards of $3,579 and $269, respectively, as of December 31, 2020. The net operating losses are available to reduce future taxable income and begin to expire in 2026.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2020 and 2019, will be realized.

The Company does not have any unrecognized tax benefits at December 31, 2020 and 2019, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018. The Company is subject to U.S. federal income tax as well as income tax in ten state and local jurisdictions. The Company is no longer subject to examination by taxing authorities for years before 2017.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. In 2020, 2019 and 2018, the Company matched 100% of employee contributions up to 2% of their salary in 2020 and 2019 and 1% in 2018 resulting in total expenses of $150, $126 and $47, respectively.

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

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

The Company’s 2007 Stock Option Plan allowed for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2020, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May of 2017 and no new options can be granted from the plan.

The Company’s 2011 Stock Compensation Plan allows for a maximum of 754,607 shares of common stock to be issued. The Company has 62 shares available for issuance under the 2011 Stock Compensation Plan as of December 31, 2020.

The Company’s 2017 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. A total of 84 shares remain available for grant under the 2017 Equity Incentive Plan all of which are to be granted as stock options.

The Company’s 2019 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. A total of 46,150 shares remain available for grant under the 2019 Equity Incentive Plan of which 41,900 and 4,250 can be granted as stock options and restricted shares, respectively.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2020	2019	2018
Risk-Free Interest Rate	0.61%	1.85%	2.65%
Expected Term	84 months	84 months	84 months
Expected Stock Price Volatility	52.4%	22.1%	20.6%
Dividend Yield	0.00%	0.00%	0.00%

Weighted Average Fair Value	$10.99	$7.18	$6.43

The following table presents a summary of the activity related to options as of December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
December 31, 2020
Outstanding at beginning of year	916,425	$13.56
Granted	67,100	20.29
Exercised	(74,092)	12.50
Forfeited	(1,834)	25.06
Expired	(500)	24.90
Outstanding at period end	907,099	$14.11	5.70
Vested or expected to vest	907,099	$14.11	5.70
Exercisable at period end	762,549	$13.29	5.24

The Company recognized compensation expense related to options of $492, $521 and $1,007 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, unrecognized compensation cost related to non-vested options was approximately $947 and is expected to be recognized over a weighted average period of 2.41 years. The intrinsic value for outstanding options net of expected forfeitures was $5,006. The intrinsic value for exercisable options at December 31, 2019 was $9,312. The intrinsic value of options exercised in 2020 was $943 and the related cash received was $401 where an excess tax benefit of $107 was recognized.

The following table presents a summary of the activity related to restricted stock as of December 31, 2020:

		Weighted Average
		Grant Date
	Shares	Fair Value
December 31, 2020
Outstanding at beginning of year	259,000	$23.81
Granted	121,750	20.85
Vested	—	—
Outstanding at period end	380,750	$22.87

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

The Company recognized compensation expense related to restricted stock of $1,048, $574 and $496 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $6,877 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.95 years.

NOTE 10 — Earnings per Common Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The factors used in earnings per share computation follow:

	For the Years Ended December 31,
	2020	2019	2018
Basic
Net income	$12,618	$14,143	$8,734
Weighted average common shares outstanding	7,412,131	7,388,702	7,374,013
Basic earnings per share	$1.70	$1.91	$1.18

Diluted
Net income	$12,618	$14,143	$8,711
Weighted average shares outstanding for basic earnings per share	7,412,131	7,388,702	7,374,013
Add: Dilutive effects of share based awards	231,692	396,034	359,359
Average shares and dilutive potential common shares	7,643,823	7,784,736	7,733,372
Diluted earnings per share	$1.65	$1.82	$1.13

Stock based awards totaling 394,266, 164,250 and 129,500 shares of common stock were not considered in computing diluted earnings per common share for 2020, 2019 and 2018, respectively, because they were anti-dilutive.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

	For the Years Ended December 31,
	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$29	$17,391	$80	$22,580
Standby letters of credit	2,258	—	1,338	—
Total credit related commitments	$2,287	$17,391	$1,418	$22,580

The fixed rate loan commitments have interest rates ranging from 3.75% to 18.00% and maturities ranging from 1 month to 5 years.

Litigation

The Company and its subsidiary are subject to certain pending and threatened legal actions that arise out of the normal course of business. In the opinion of management at the present time, the resolution of any pending or threatened litigation will not have a material adverse effect on its Consolidated Financial Statements.

NOTE 12 — Leases

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

As of December 31, 2020, right of use (“ROU”) lease assets and related lease liabilities were $2.9 million and $3.5 million, respectively. As of December 31, 2019, ROU lease assets and related lease liabilities were $2.7 million and $3.3 million, respectively.

As of December 31, 2020, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2020, are summarized as follows:

Year ending
December 31,
2021	$645
2022	644
2023	636
2024	652
2025	668
Thereafter	627
Total operating lease payments	$3,872
Less: interest	340
Present value of operating lease liabilities	$3,532

	As of December 31,
	2020		2019
Weighted-average remaining lease term	5.83	years	6.88	years
Weighted-average discount rate	3.03%		3.11%

The components of total lease cost are as follows:

	For the year ended
	December 31,
	2020	2019
Operating lease cost	$563	$500
Short-term lease cost	66	61
Total lease cost	$629	$561

These leases contain periodic escalation clauses and all expiring leases are evaluated for extensions at renewal. Rent expense for the years ended December 31, 2020, 2019, and 2018 amounted to $629, $561 and $599, respectively.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

NOTE 13 — Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$56,400	$—
CMOs – agency	—	61,255	—
Total	$—	$117,655	$—

December 31, 2019
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$25,037	$—
CMOs – agency	—	121,382	—
Total	$—	$146,419	$—

There were no transfers between Level 1 and Level 2 during the year. There were no assets measured on a non-recurring basis as of December 31, 2020 and 2019.

Estimated Fair Value of Financial Instruments

Fair value estimates are made at specific points in time and are based on existing on-and off-balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

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

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments:

	Fair Value Measurement at December 31, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$65,185	$1,775	$63,410	$—	$65,185
Securities purchased under agreements to resell, at cost	51,726	—	—	51,726	51,726
Securities available-for-sale	117,655	—	117,655	—	117,655
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans, net	661,019	—	—	661,992	661,992
Accrued interest receivable	4,529	—	245	4,284	4,529

Financial Liabilities:
Time deposits	11,202	—	11,246	—	11,246
Demand and other deposits	792,852	792,852	—	—	792,852
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

	Fair Value Measurement at December 31, 2019, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,806	$669	$61,007	$—	$61,676
Securities purchased under agreements to resell, at cost	—	—	—	—	—
Securities available-for-sale	146,419	—	146,419	—	146,419
Securities, restricted, at cost	2,665	N/A	N/A	N/A	N/A
Loans, net	558,380	—	—	560,859	560,859
Accrued interest receivable	3,242	—	386	2,856	3,242

Financial Liabilities:
Time deposits	19,746	—	19,763	—	19,763
Demand and other deposits	660,874	660,874	—	—	660,874
Secured borrowings	86	—	86	—	86
Accrued interest payable	12	—	12	—	12

NOTE 14 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

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

As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Conservation Buffer		Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk weighted assets	$118,886	16.69%	$56,974	8.00%	$74,778	10.50%	$71,218	10.00%
Tier 1 (core) capital to risk weighted assets	109,953	15.44	42,731	6.00	60,535	8.50	56,974	8.00
Tier 1 (common) capital to risk weighted assets	109,953	15.44	32,048	4.50	49,852	7.00	46,291	6.50
Tier 1 (core) capital to adjusted total assets	109,953	12.51	35,152	4.00	35,152	4.00	43,941	5.00

December 31, 2019
Total capital to risk weighted assets	$107,738	17.83%	$48,335	8.00%	$63,439	10.50%	$60,418	10.00%
Tier 1 (core) capital to risk weighted assets	100,748	16.68	36,251	6.00	51,356	8.50	48,335	8.00
Tier 1 (common) capital to risk weighted assets	100,748	16.68	27,188	4.50	42,293	7.00	39,272	6.50
Tier 1 (core) capital to adjusted total assets	100,748	13.50	29,841	4.00	29,841	4.00	37,301	5.00
*	BASEL III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank and fully phased in by January 1, 2019.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

NOTE 15 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$8,098	$5,571
Investment in banking subsidiary	111,562	101,414
Equity investment without readily determinable fair value	2,410	2,410
Other assets	4,265	2,046
Total assets	126,335	111,441
LIABILITIES
Other liabilities	259	379
Total liabilities	259	379
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	78	77
Additional paid-in-capital	91,622	89,682
Retained earnings	33,535	20,917
Other comprehensive income	1,408	386
Treasury stock at cost	(567)	—
Total stockholders’ equity	$126,076	$111,062
Total liabilities and equity	$126,335	$111,441

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
Interest income	$86	$95	$156
Other expense	2,138	1,822	2,263
Loss before income tax and undistributed subsidiary income	(2,052)	(1,727)	(2,107)
Income tax benefit	544	450	563
Equity in undistributed subsidiary income	14,126	15,420	10,278
Net income	$12,618	$14,143	$8,734
Comprehensive income	$13,640	$17,143	$7,510

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$12,618	$14,143	$8,734
Adjustments:
Stock compensation expense	1,540	1,095	1,503
Equity in undistributed subsidiary income	(14,126)	(15,420)	(10,278)
Change in other assets	(573)	(435)	(563)
Change in other liabilities	(120)	322	(9)
Net cash used in operating activities	(661)	(295)	(613)
Cash flows from investing activities
Investments in subsidiaries	—	—	(11,000)
Net change in other	(1,646)	1,775	(1,775)
Dividends received	5,000	—	—
Purchase of equity investment without readily determinable fair value	—	—	(2,410)
Net cash provided by (used in) investing activities	3,354	1,775	(15,185)
Cash flows from financing activities:
Exercise of stock options	401	50	378
Purchase of common stock	(567)	—	—
Net cash (used in) provided by financing activities	(166)	50	378
Net change in cash and cash equivalents	2,527	1,530	(15,420)
Beginning cash and cash equivalents	5,571	4,041	19,461
Ending cash and cash equivalents	$8,098	$5,571	$4,041

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020	2019	2018

Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$386	$(2,614)	$(1,390)
Other comprehensive (loss) income before reclassifications, net of tax	1,022	3,000	(1,224)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	1,022	3,000	(1,224)
Ending balance	$1,408	$386	$(2,614)

There were no reclassifications out of accumulated other comprehensive income (loss) for the years presented.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting based on those criteria.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.” The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm as the rules of the Securities and Exchange Commission permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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
101

The following materials from the Company’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 19, 2021
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	President and Chief Executive Officer and Director	March 19, 2021
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 19, 2021
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 19, 2021
Anthony Coelho

/s/ Todd Deutsch	Director	March 19, 2021
Todd Deutsch

/s/ Marc D. Grossman	Director	March 19, 2021
Marc D. Grossman

/s/ Russ M. Herman	Director	March 19, 2021
Russ M. Herman

/s/ Janet Hill	Director	March 19, 2021
Janet Hill

/s/ Robert J. Mitzman	Director	March 19, 2021
Robert J. Mitzman

/s/ Richard T. Powers	Director	March 19, 2021
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 19, 2021
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 19, 2021
Selig Zises