Form 10-Q
period 2021-03-31
Esquire Financial Holdings, Inc.
filed 2021-05-14
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2021, there were 7,829,815 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$87,893	$65,185
Securities purchased under agreements to resell, at cost	50,501	51,726
Securities available-for-sale, at fair value	131,595	117,655
Securities, restricted, at cost	2,694	2,694

Loans	702,865	672,421
Less: allowance for loan losses	(13,181)	(11,402)
Loans, net	689,684	661,019
Premises and equipment, net	2,946	3,017
Accrued interest receivable	4,837	4,529
Deferred tax assets	4,311	2,597
Other assets	23,821	28,292
Total assets	$998,282	$936,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$408,411	$351,692
Savings, NOW and money market	440,192	441,160
Time	11,058	11,202
Total deposits	859,661	804,054

Secured borrowings	49	49
Accrued expenses and other liabilities	9,306	6,535
Total liabilities	$869,016	$810,638

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,864,121 and 7,827,788 shares issued, respectively; and 7,829,815 and 7,793,482 shares outstanding, respectively	79	78
Additional paid-in capital	92,122	91,622
Retained earnings	37,709	33,535
Accumulated other comprehensive (loss) income	(77)	1,408
Treasury stock at cost, 34,306 and 34,306 shares, respectively	(567)	(567)
Total stockholders’ equity	129,266	126,076
Total liabilities and stockholders’ equity	$998,282	$936,714

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Interest income:
Loans	$9,579	$8,441
Securities	468	886
Securities purchased under agreements to resell	161	—
Interest earning deposits and other	40	246
Total interest income	10,248	9,573

Interest expense:
Savings, NOW and money market deposits	174	297
Time deposits	20	96
Borrowings	1	1
Total interest expense	195	394

Net interest income	10,053	9,179
Provision for loan losses	1,800	1,900
Net interest income after provision for loan losses	8,253	7,279

Noninterest income:
Payment processing fees	5,370	2,956
Customer related fees and service charges	94	165
Total noninterest income	5,464	3,121

Noninterest expense:
Employee compensation and benefits	4,996	3,978
Occupancy and equipment	699	546
Professional and consulting services	775	847
FDIC and regulatory assessments	98	91
Advertising and marketing	332	76
Travel and business relations	39	127
Data processing	851	729
Other operating expenses	398	472
Total noninterest expense	8,188	6,866

Net income before income taxes	5,529	3,534
Income tax expense	1,355	937

Net income	$4,174	$2,597

Earnings per share
Basic	$0.56	$0.35
Diluted	$0.53	$0.33

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Net income	$4,174	$2,597
Other comprehensive income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(2,076)	1,445
Reclassification adjustment for net gains (losses) included in net income	—	—
Tax effect	591	(412)
Total other comprehensive (loss) income	(1,485)	1,033
Total comprehensive income	$2,689	$3,630

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	4,174	—	—	4,174
Other comprehensive loss	—	—	—	—	—	—	(1,485)	—	(1,485)
Exercise of stock options, net of repurchases (40,468 shares)	—	36,333	—	1	9	—	—	—	10
Stock compensation expense	—	—	—	—	491	—	—	—	491
Balance at March 31, 2021	—	7,829,815	$—	$79	$92,122	$37,709	$(77)	$(567)	$129,266

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	2,597	—	—	2,597
Other comprehensive income	—	—	—	—	—	—	1,033	—	1,033
Exercise of stock options, net of repurchases (20,224 shares)	—	44,976	—	—	290	—	—	—	290
Stock compensation expense	—	—	—	—	388	—	—	—	388
Purchase of common stock	—	(27,706)	—	—	—	—	—	(485)	(485)
Balance at March 31, 2020	—	7,669,440	$—	$77	$90,360	$23,514	$1,419	$(485)	$114,885

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,174	$2,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	1,900
Depreciation	154	139
Stock compensation expense	491	388
Net amortization (accretion):
Securities	254	192
Loans	(181)	79
Right of use asset	115	111
Software	257	128
Changes in other assets and liabilities:
Accrued interest receivable	(308)	(67)
Other assets	3,756	354
Operating lease liability	(132)	(102)
Accrued expenses and other liabilities	2,903	1,999
Net cash provided by operating activities	13,283	7,718

Cash flows from investing activities:
Net change in loans	(30,284)	(25,118)
Net change in securities purchased under agreements to resell	1,225	—
Purchases of securities available-for-sale	(33,617)	—
Principal repayments on securities available-for-sale	17,346	9,547
Purchases of premises and equipment	(83)	(217)
Development of capitalized software	(779)	(371)
Net cash used in investing activities	(46,192)	(16,159)

Cash flows from financing activities:
Net increase in deposits	55,607	17,210
Decrease in secured borrowings	—	(1)
Exercise of stock options	10	290
Purchase of common stock	—	(485)
Net cash provided by financing activities	55,617	17,014

Increase in cash and cash equivalents	22,708	8,573

Cash and cash equivalents at beginning of the period	65,185	61,806

Cash and cash equivalents at end of the period	$87,893	$70,379

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$195	$395
Taxes	275	182
Noncash transactions:
Right of use asset obtained in exchange for lease liability	—	543

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2020 and 2019. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

At March 31, 2021, the Company had nine borrowers in the COVID-19 payment deferral program with a total loan balance of $32.8 million.

From a payment processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, restaurants, hospitality, travel, and entertainment. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on our assessments, we have not identified any elevated credit risk in these affected industry types and other categories and our returns and chargeback ratios remain relatively consistent with pre-COVID-19 levels.

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's first quarter 2021 Consolidated Statement of Financial Condition and Consolidated Statement of Income except for a continued elevated level of general provisioning for loan losses and related allowance for loan losses.

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

New Accounting Pronouncements

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for the Company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 on or before January 1, 2023, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and continues to prepare for the implementation of this standard.

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

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 31, 2021
Mortgage-backed securities – agency	$86,766	$855	$(1,675)	$85,946
Collateralized mortgage obligations (CMOs) – agency	44,936	730	(17)	45,649
Total available-for-sale	$131,702	$1,585	$(1,692)	$131,595

December 31, 2020
Mortgage-backed securities – agency	$55,212	$1,237	$(49)	$56,400
Collateralized mortgage obligations (CMOs) – agency	60,474	807	(26)	61,255
Total available-for-sale	$115,686	$2,044	$(75)	$117,655

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

There were no sales or calls of securities for the three months ended March 31, 2021 and 2020.

At March 31, 2021, securities having a fair value of $114.2 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $102.6 million. At December 31, 2020, securities having a fair value of $98.6 million were pledged to the FHLB for borrowing capacity totaling $93.8 million. At March 31, 2021 and December 31, 2020, the Company had no outstanding FHLB advances.

At March 31, 2021, securities having a fair value of $17.4 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $17.0 million. At December 31, 2020, securities having a fair value of $19.1 million were pledged to the FRB for borrowing capacity totaling $18.7 million. At March 31, 2021 and December 31, 2020, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
March 31, 2021
Mortgage-backed securities – agency	$62,647	$(1,675)	$—	$—	$62,647	$(1,675)
CMOs – agency	2,410	(15)	739	(2)	3,149	(17)
Total temporarily impaired securities	$65,057	$(1,690)	$739	$(2)	$65,796	$(1,692)

December 31, 2020
Mortgage-backed securities - agency	$4,807	$(49)	$—	$—	$4,807	$(49)
CMOs - Agency	8,332	(17)	1,219	(9)	9,551	(26)
Total temporarily impaired securities	$13,139	$(66)	$1,219	$(9)	$14,358	$(75)

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

At March 31, 2021, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2021.

No impairment charges were recorded for the three months ended March 31, 2021 and 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	At March 31,	At December 31,
	2021	2020

	(In thousands)
Real estate:
1 – 4 family	$45,356	$48,433
Multifamily	192,325	169,817
Commercial real estate	54,458	54,717
Construction	—	—
Total real estate	292,139	272,967
Commercial	376,666	358,410
Consumer	35,191	41,362
Total Loans	$703,996	$672,739
Deferred loan fees and unearned premiums, net	(1,131)	(318)
Allowance for loan losses	(13,181)	(11,402)
Loans, net	$689,684	$661,019

At March 31, 2021 and December 31, 2020, the commercial loans balance included Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans of $31.7 million and $21.9 million, respectively.

The following tables present the activity in the allowance for loan losses by class for the three months ending March 31, 2021 and 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
March 31, 2021
Allowance for loan losses:
Beginning balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402
Provision (credit) for loan losses	(23)	753	247	16	—	807	1,800
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(21)	(21)
Total ending allowance balance	$319	$5,756	$1,525	$613	$—	$4,968	$13,181

March 31, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	153	1,038	393	257	(161)	220	1,900
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(11)	(11)
Total ending allowance balance	$497	$5,086	$1,441	$817	$—	$1,037	$8,878

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2021 and December 31, 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
March 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319	5,756	1,525	613	—	4,968	13,181

Total ending allowance balance	$319	$5,756	$1,525	$613	$—	$4,968	$13,181

Loans:
Loans individually evaluated for impairment	$—	$—	$721	$—	$—	$2,271	$2,992
Loans collectively evaluated for impairment	45,356	376,666	191,604	54,458	—	32,920	701,004

Total ending loans balance	$45,356	$376,666	$192,325	$54,458	$—	$35,191	$703,996

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

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

The following table provides an analysis of the impaired loans by segment as of March 31, 2021 and December 31, 2020. There was no related allowance recorded on any impaired loans as of March 31, 2021 and December 31, 2020:

	March 31,		December 31,
	2021		2020
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance

	(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	721	721	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	2,271	2,271	2,303	2,303
Total	$2,992	$2,992	$2,303	$2,303

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and nine months ended March 31, 2021.

	For the three months ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	180	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	2,120	—	1,213	—
Total	$2,300	$—	$1,213	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2021 and December 31, 2020:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
March 31, 2021
1 – 4 family	$—	$—	$—	$—	$—	$45,356	$45,356
Commercial	—	—	—	—	—	376,666	376,666
Multifamily	—	—	—	721	721	191,604	192,325
Commercial real estate	—	—	—	—	—	54,458	54,458
Construction	—	—	—	—	—	—	—
Consumer	25	5	—	2,271	2,301	32,890	35,191
Total	$25	$5	$—	$2,992	$3,022	$700,974	$703,996

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2020
1 – 4 family	$—	$—	$—	$—	$—	$48,433	$48,433
Commercial	—	—	—	—	—	358,410	358,410
Multifamily	—	—	—	—	—	169,817	169,817
Commercial real estate	—	—	—	—	—	54,717	54,717
Construction	—	—	—	—	—	—	—
Consumer	26	—	—	2,303	2,329	39,033	41,362
Total	$26	$—	$—	$2,303	$2,329	$670,410	$672,739

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
March 31, 2021
1 – 4 family	$42,341	$3,015	$—	$—
Commercial	350,245	17,977	8,444	—
Multifamily	191,604	—	721	—
Commercial real estate	50,707	3,751	—	—
Construction	—	—	—	—
Consumer	28,257	4,663	2,271	—
Total	$663,154	$29,406	$11,436	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2020
1 – 4 family	$45,418	$3,015	$—	$—
Commercial	358,295	—	115	—
Multifamily	169,096	721	—	—
Commercial real estate	54,717	—	—	—
Construction	—	—	—	—
Consumer	34,896	4,163	2,303	—
Total	$662,422	$7,899	$2,418	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at March 31, 2021 and December 31, 2020. Furthermore, there were no loans modified during the three months ended March 31, 2021 and 2020 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES Act which allows for troubled debt restructuring categorization to be suspended.

Pledged Loans

At March 31, 2021, loans totaling $37.4 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28.7 million. At December 31, 2020, loans totaling $37.5 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28.6 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended March 31,
	2021	2020

	(In thousands)
Payment processing fees
Payment processing income	$5,167	$2,784
ACH income	203	172
Customer related fees and service charges
Administrative service income	18	86
Other	76	79
Total noninterest income	$5,464	$3,121

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or independent sales organization (ISO) business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the Company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

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

There were no stock options granted during the three months ended March 31, 2021 and 2020.

The following table presents a summary of the activity related to options as of March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
March 31, 2021
Outstanding at beginning of year	907,099	$14.11
Granted	—	—
Exercised	(76,801)	12.76
Forfeited	—	—
Expired	(166)	24.90
Outstanding at period end	830,132	$14.23	5.52
Vested or expected to vest	830,132	$14.23	5.52
Exercisable at period end	696,751	$13.44	5.06

The Company recognized compensation expense related to options of $134 thousand and $132 thousand for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unrecognized compensation cost related to nonvested options was approximately $813 thousand and is expected to be recognized over a weighted average period of 2.27 years. The intrinsic value for outstanding options and for options vested or expected to vest was $7.2 million and $6.6 million for exercisable options at March 31, 2021.

Information related to stock option exercises during each period is as follows:

	For the three months ended
	March 31,
	2021	2020

	(In thousands)
Intrinsic value of options exercised	$861	$878
Cash received from option exercises	10	290
Tax benefit from option exercises	164	77

The following table presents a summary of the activity related to restricted stock as of March 31, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
March 31, 2021
Outstanding at beginning of year	380,750	$22.87
Granted	—	—
Vested	—	—
Outstanding at period end	380,750	$22.87

The Company recognized compensation expense related to restricted stock of $357 thousand and $256 thousand for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $6.5 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.72 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the three months ended
	March 31,
	2021	2020

	(Dollars in thousands, except per share data)
Basic
Net income	$4,174	$2,597
Weighted average common shares outstanding	7,426,139	7,431,540
Basic earnings per share	$0.56	$0.35

Diluted
Net income	$4,174	$2,597
Weighted average shares outstanding for basic earnings per share	7,426,139	7,431,540
Add: Dilutive effects of share based awards	420,137	344,981
Average shares and dilutive potential common shares	7,846,276	7,776,521
Diluted earnings per share	$0.53	$0.33

Share-based awards totaling 118,350 and 163,250 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2021 and March 31, 2020, respectively, because they were anti-dilutive.

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

Short-term lease payments, those leases with original terms of 12 months or less, are recognized in the Consolidated Statements of Income, on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties and does not lease properties from any related parties.

As of March 31, 2021, right of use (“ROU”) lease assets and related lease liabilities were $2.8 million and $3.4 million, respectively. As of December 31, 2020, ROU lease assets and related lease liabilities were $2.9 million and $3.5 million, respectively. ROU assets are included within other assets and related lease liabilities are included within other liabilities on the consolidated statements of financial condition.

Maturities of the Company’s operating lease liabilities at March 31, 2021 are as follows:

Operating Lease
Liabilities
(In thousands)
2021	$486
2022	644
2023	636
2024	652
2025	668
Thereafter	627
Total operating lease payments	$3,713
Less: interest	313
Present value of operating lease liabilities	$3,400

	As of March 31,
	2021		2020
Weighted-average remaining lease term	5.59	years	6.65	years
Weighted-average discount rate	3.04%		3.10%

The components of total lease cost are as follows:

	For the three months ended
	March 31,
	2021	2020

	(In thousands)
Operating lease cost	$142	$132
Short-term lease cost	—	8
Total lease cost	$142	$140

Cash paid for operating lease liabilities was $159 thousand and $132 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

	(In thousands)
March 31, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$85,946	$—
CMOs – agency	—	45,649	—
Total	$—	$131,595	$—

December 31, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$56,400	$—
CMOs – agency	—	61,255	—
Total	$—	$117,655	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 and 2020. There were no assets measured on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at March 31, 2021 and December 31, 2020:

	Fair Value Measurement at March 31, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$87,893	$892	$87,001	$—	$87,893
Securities purchased under agreements to resell, at cost	50,501	—	—	50,501	50,501
Securities available-for-sale	131,595	—	131,595	—	131,595
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans, net	689,684	—	—	687,423	687,423
Accrued interest receivable	4,837	—	281	4,556	4,837

Financial Liabilities:
Time deposits	11,058	—	11,101	—	11,101
Demand and other deposits	848,603	848,603	—	—	848,603
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$65,185	$1,775	$63,410	$—	$65,185
Securities purchased under agreements to resell, at cost	51,726	—	—	51,726	51,726
Securities available-for-sale	117,655	—	117,655	—	117,655
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans, net	661,019	—	—	661,992	661,992
Accrued interest receivable	4,529	—	245	4,284	4,529

Financial Liabilities:
Time deposits	11,202	—	11,246	—	11,246
Demand and other deposits	792,852	792,852	—	—	792,852
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

NOTE 9 — Accumulated Other Comprehensive Income (Loss)

The following presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ending March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

	(In thousands)
Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$1,408	$386
Other comprehensive (loss) income before reclassifications, net of tax	(1,485)	1,033
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive (loss) income	(1,485)	1,033
Ending balance	$(77)	$1,419

There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2020 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (ISOs) with whom we do business;
●	our ability to effectively manage risks related to our merchant services business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially reopened, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by subsequent Quarterly Reports on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended. Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the litigation industry and small businesses nationally, as well as commercial and retail customers in the New York metropolitan market. We offer tailored financial and payment processing solutions to the litigation community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of payment processing fees and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

Recent Events – COVID-19 Pandemic

We are participating in the Paycheck Protection Program administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of March 31, 2021, we have cumulatively funded PPP loans totaling $44.0 million, and have been remitted forgiveness principal payments from the SBA of $12.3 million, resulting in a net PPP loan balance of $31.7 million.

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

	As of April 1, 2021
			Weighted Average	Weighted Average
	Number of	Loan	Debt Service	Loan to
	Borrowers	Balance	Coverage	Value Ratio

	(Dollars in thousands)
1 – 4 family	2	$8,415	1.39x	70%
Multifamily	1	4,244	1.27x	61
Commercial real estate	1	3,701	1.16x	64
Total	4	$16,360

As of April 1, 2021, the Company had four borrowers on payment deferral reducing the programs total loan balance by $16.4 million from $32.8 million as of March 31, 2021. As of April 1, 2021, a total of four borrowers with aggregate loan principal balances totaling $16.4 million, or approximately 2.3% of our total loan portfolio, are participating in the payment deferral program. This is a decrease of $12.8 million from the December 31, 2020 balance of $29.2 million. To date, none of the borrowers that have participated in the payment deferral program received loan modifications qualifying as a TDR nor have they been placed on nonperforming status.

As previously disclosed, we believe the revisions to various claims administration protocols surrounding potential claims of fraud and the ongoing effects of the pandemic has extended the duration of our NFL post settlement loan portfolio. Specifically, the current uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of our NFL loans beyond the contractual maturity. The Company ceased NFL loan originations in December 2017. At March 31, 2021, NFL consumer loan exposure totaled $24.1 million with a weighted average life of approximately one year. The Company increased its general allowance allocation to consumer loans to $5.0 million, or 14.1%, as of March 31, 2021, as compared to $1.0 million, or 2.2%, of the consumer portfolio as of March 31, 2020.

From a payment processing perspective, we have taken action to identify and assess our COVID-19 related credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. These industry types include, but are not limited to, restaurants, hospitality, travel and entertainment. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on this assessment, we have not identified any elevated credit risk in these affected industry types and other categories and our return and chargeback ratios remain relatively consistent with pre-COVID-19 levels.

The COVID-19 pandemic may continue to impact our financial results and demand for our products and services during the remainder of 2021 and potentially beyond. The short and long-term implications of this healthcare and economic crisis may continue to affect our revenues, earnings results, allowance for loan losses, capital reserves, and liquidity in the future.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Assets.  Our total assets were $998.3 million at March 31, 2021, an increase of $61.6 million, or 6.6%, from $936.7 million at December 31, 2020, primarily due to increases in loans of $30.4 million, or 4.5%, cash and cash equivalents of $22.7 million, or 34.8%, and securities available for sale of $13.9 million, or 11.8%.

Loans. The following table provides information regarding the composition of our loan portfolio at the dates indicated:

	March 31,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
1 – 4 family	$45,356	6.5%	$48,433	7.2%
Multifamily	192,325	27.3	169,817	25.3
Commercial real estate	54,458	7.7	54,717	8.1
Construction	—	—	—	—
Total real estate	292,139	41.5	272,967	40.6
Commercial	376,666	53.5	358,410	53.3
Consumer	35,191	5.0	41,362	6.1
Total Loans	$703,996	100.0%	$672,739	100.0%
Deferred loan fees and unearned premiums, net	(1,131)		(318)
Allowance for loan losses	(13,181)		(11,402)
Loans, net	$689,684		$661,019

At March 31, 2021, loans were $702.9 million, or 81.8% of total deposits, compared to $672.4 million, or 83.6% of total deposits, at December 31, 2020. The growth in loans was primarily driven by increases in multifamily and commercial loans. Multifamily loans increased $22.5 million, or 13.3%, to $192.3 million at March 31, 2021 from $169.8 million at December 31, 2020. Commercial loans increased $18.3 million, or 5.1%, to $376.7 million at March 31, 2021 from $358.4 million at December 31, 2020.

The following table sets forth the composition of our Attorney-Related loan portfolio by type of loan at the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Attorney-Related Loans
Commercial Attorney-Related:
Working capital lines of credit	$177,919	52.5%	$202,021	61.4%
Case cost lines of credit	96,292	28.4	87,104	26.4
Term loans	35,913	10.6	10,527	3.2
Total Commercial Attorney-Related	310,124	91.5	299,652	91.0
Consumer Attorney-Related:
Post-settlement consumer loans	28,573	8.4	29,342	8.9
Structured settlement loans	195	0.1	236	0.1
Total Consumer Attorney-Related	28,768	8.5	29,578	9.0
Total Attorney-Related Loans	$338,892	100.0%	$329,230	100.0%

At March 31, 2021, our Attorney-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $338.9 million, or 48.1% of our total loan portfolio, compared to $329.2 million at December 31, 2020. In addition, we had $27.3 million in PPP loans as of March 31, 2021 to attorney customers which are excluded from the table above. We remain focused on prudently growing our Attorney-Related loan portfolio.

Securities. Securities available for sale increased $13.9 million, or 11.8%, to $131.6 million at March 31, 2021 from $117.7 million at December 31, 2020, driven by purchases of $33.6 million, offset by paydowns of $17.3 million, unrealized losses of $2.1 million through other comprehensive income, and net amortization of $254 thousand.

Funding. Total deposits increased $55.6 million, or 6.9%, to $859.7 million at March 31, 2021 from $804.1 million at December 31, 2020. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $848.6 million at March 31, 2021, or 98.7% of total deposits at that date, compared to $792.9 million or 98.6% of total deposits at December 31, 2020.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $515.2 million at March 31, 2021 which is a $134.9 million, or 35.5%, increase from the December 31, 2020 balance of $380.3 million.

At March 31, 2021, we had the ability to borrow a total of $131.3 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $17.0 million. At March 31, 2021, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2021.

Equity. Total stockholders’ equity increased $3.2 million, or 2.5%, to $129.3 million at March 31, 2021, from $126.1 million at December 31, 2020.

Asset Quality. Nonperforming assets, totaling $3.0 million, consisted of several nonaccrual consumer loans totaling $2.3 million and one multifamily loan totaling $721 thousand as of March 31, 2021. At March 31, 2021, nonperforming assets as a percentage of total loans and total assets were 0.43% and 0.30% respectively, and our coverage ratio was 441%. As of March 31, 2021, the allowance for loan losses was $13.2 million, or 1.88% of total loans, as compared to $11.4 million, or 1.70% of total loans at December 31, 2020. The increase in the allowance as a percentage of loans was driven by a prudent increase in the general reserve attributable to growth in our loan portfolio and the inherent credit risk associated with the ongoing COVID-19 pandemic. In the first quarter of 2021, special mention and substandard loans increased $21.5 million and $9.0 million, respectively, primarily due to the addition of certain attorney related commercial loans which were impacted by the pandemic and related state mandated court closures. Management does not believe these temporary closures will affect the ultimate collectability of these loans.

Average Balance Sheets and Rate/Volume Analysis

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for periods indicated. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net premium amortization and net deferred loan origination fees accounted for as yield adjustments. No tax-equivalent yield adjustments were made, as we have no tax exempt investments.

	For the Three Months Ended March 31,
	2021			2020

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$677,531	$9,579	5.73%	$559,337	$8,441	6.07%
Securities, includes restricted stock	119,829	468	1.58%	144,099	886	2.47%
Securities purchased under agreements to resell	51,446	161	1.27%	—	—	—%
Interest earning cash and other	57,284	40	0.28%	80,442	246	1.23%
Total interest earning assets	906,090	10,248	4.59%	783,878	9,573	4.91%

NONINTEREST EARNING ASSETS	30,843			34,727

TOTAL AVERAGE ASSETS	$936,933			$818,605

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$402,776	$174	0.18%	$432,824	$297	0.28%
Time deposits	11,189	20	0.72%	19,695	96	1.96%
Total interest bearing deposits	413,965	194	0.19%	452,519	393	0.35%
Short-term borrowings	1	—	—%	4	—	—%
Secured borrowings	49	1	8.28%	86	1	4.68%
Total interest bearing liabilities	414,015	195	0.19%	452,609	394	0.35%

NONINTEREST BEARING LIABILITIES
Demand deposits	386,826			244,391
Other liabilities	8,779			8,307
Total noninterest bearing liabilities	395,605			252,698
Stockholders' equity	127,313			113,298

TOTAL AVG. LIABILITIES AND EQUITY	$936,933			$818,605
Net interest income		$10,053			$9,179
Net interest spread			4.40%			4.56%
Net interest margin			4.50%			4.71%

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

	For the Three Months Ended
	March 31,
	2021 vs. 2020
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans	$1,636	$(498)	$1,138
Securities, includes restricted stock	(133)	(285)	(418)
Securities purchased under agreements to resell	161	—	161
Interest earning cash and other	(56)	(150)	(206)
Total interest income	1,608	(933)	675

Interest paid on:
Savings, NOW, Money Markets	(20)	(103)	(123)
Time deposits	(31)	(45)	(76)
Total deposits	(51)	(148)	(199)
Short-term borrowings	—	—	—
Secured borrowings	—	—	—
Total interest expense	(51)	(148)	(199)
Change in net interest income	$1,659	$(785)	$874

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General.  Net income increased $1.6 million or 60.7%, to $4.2 million for the three months ended March 31, 2021 from $2.6 million for the three months ended March 31, 2020. The increase resulted from a $2.3 million increase in noninterest income and an $874 thousand increase in net interest income, partially offset by an increase in noninterest expense of $1.3 million.

Net Interest Income.  Net interest income increased $874 thousand, or 9.5%, to $10.1 million for the three months ended March 31, 2021 from $9.2 million for the three months ended March 31, 2020, due to a $675 thousand increase in interest income and a $199 thousand decrease in interest expense.

Our net interest margin decreased 21 basis points to 4.50% for the three months ended March 31, 2021 from 4.71% for the three months ended March 31, 2020. The decrease in net interest margin was due to a 32 basis point decrease in the yields on interest earning assets, primarily due to the historically low interest rate environment and its negative effects on loans, securities, interest earning cash and other short-term investment yields. This decrease was offset by a 16 basis point decrease in our cost of funds on average interest bearing liabilities.

Interest Income.  Interest income increased $675 thousand, or 7.1%, to $10.2 million for the three months ended March 31, 2021 from $9.6 million for the three months ended March 31, 2020 and was attributable to an increase in loan and reverse repurchase interest income offset by a decrease in interest income on securities and interest earning cash and other.

Loan interest income increased $1.1 million, or 13.5%, to $9.6 million for the three months ended March 31, 2021 from $8.4 million for the three months ended March 31, 2020. This increase was attributable to a $118.2 million, or

21.1%, increase in the average loan balance primarily from our attorney-related, multifamily, and commercial real estate portfolios offset by a 34 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was partially offset by a 16 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $418 thousand, or 47.2%, to $468 thousand for the three months ended March 31, 2021 from $886 thousand for the three months ended March 31, 2020. This decrease was attributable to a $24.3 million, or 16.8%, decrease in average securities balances and an 89 basis point decrease in yields, both driven by accelerated prepayments due to the current interest rate environment.

Securities purchased under agreements to resell income was $161 thousand for the three months ended March 31, 2021. We invested excess deposit funds in reverse repurchase agreements in the fourth quarter of 2020.

Interest earning cash and other interest income decreased $206 thousand, or 83.7%, to $40 thousand for the three months ended March 31, 2021 from $246 thousand for the three months ended March 31, 2020. This decrease was attributable to a 95 basis point decrease in yields driven by the current interest rate environment and a $23.2 million, or 28.8%, decrease in average cash balance primarily due to deployment of excess funds into higher yielding reverse repurchase agreements.

Interest Expense.  Interest expense decreased $199 thousand, or 50.5%, to $195 thousand for the three months ended March 31, 2021 from $394 thousand for the three months ended March 31, 2020, primarily attributable to rate reductions on deposits. The blended interest rate we paid on interest bearing deposits decreased 16 basis points to 0.19% for the three months ended March 31, 2021 from 0.35% for the three months ended March 31, 2020. Our average balance of interest bearing deposits decreased $38.6 million, or 8.5%, to $414.0 million for the three months ended March 31, 2021 from $452.5 million for the three months ended March 31, 2020 attributable primarily to decreases in average savings, NOW, money market, and time deposits.

Provision for Loan Losses.  Our provision for loan losses was $1.8 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020. The first quarter 2021 provision for loan losses was driven by a prudent increase in the general reserve attributable to growth in our loan portfolio and the inherent credit risk associated with the ongoing COVID-19 pandemic. As previously disclosed, we also believe the $24.1 million legacy NFL portfolio’s duration has extended as a result of revisions to various claims administration protocols surrounding potential claims of fraud and the ongoing effects of the pandemic coupled with revised qualifying physician requirements.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$5,167	$2,784	$2,383	85.6%
ACH income	203	172	31	17.9
Customer related fees and service charges
Administrative service income	18	86	(68)	(79.1)
Other	76	78	(3)	(3.2)
Total noninterest income	$5,464	$3,121	$2,343	75.1%

Payment processing income increased due to the continued expansion of our sales channels through ISOs, the increased number of merchants, payment processing volume increases and fee allocation arrangements. The current quarter includes certain ISO early termination fees totaling $500 thousand and we do not believe these terminated ISOs will negatively impact our future growth. Quarterly volumes increased $1.8 billion, or 58.1%, to $4.9 billion, as compared to the first quarter of 2020. Customer related fees and service charges have decreased due to decreases in administrative service income on off-balance sheet funds, which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates. Off-balance sheet sweep funds totaled $515 million at March 31, 2021, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$4,996	$3,978	$1,018	25.6%
Occupancy and equipment	699	546	153	28.0
Professional and consulting services	775	847	(72)	(8.5)
FDIC and regulatory assessments	98	91	7	7.7
Advertising and marketing	332	76	256	336.8
Travel and business relations	39	127	(88)	(69.3)
Data processing	851	729	122	16.7
Other operating expenses	398	472	(74)	(15.7)
Total noninterest expense	$8,188	$6,866	$1,322	19.3%

Employee compensation and benefits costs increased due to increases in staffing of 21% to support our investment in digital platforms and related sales/marketing divisions, and the impact of salary and stock-based compensation increases. Advertising and marketing costs increased as we commenced our new digital marketing efforts and thought leadership in our national verticals, leveraging our investment in digital assets and new Esquire brand. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform, precautionary office cleaning costs related to COVID-19 and additional office space to support our continued growth. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Travel and sales related costs decreased due to a freeze on travel and a transition to webcast-based business development and digital marketing. We believe that our presence at industry events, including state and national trial associations, should commence in 2021 as vaccination levels increase in the United States and state mandated closures begin to relax. Coupling this with our digital assets and marketing efforts should continue to positively affect our growth in both our litigation and payment processing verticals in the future.

Income Tax Expense.  We recorded an income tax expense of $1.4 million for the three months ended March 31, 2021, reflecting an effective tax rate of 24.5%, compared to $937 thousand, or 26.5%, for the three months ended March 31, 2020. The decrease in tax rate was due to certain discrete tax benefits related to shared based compensation.

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

	At March 31,
	2021
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$61,725	16,996
300	57,051	12,322
200	52,410	7,681
100	48,431	3,702
0	44,729	—
-100	42,809	(1,920)
-200	41,567	(3,162)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2021.

	At March 31,
	2021
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$204,600	59,714
300	191,315	46,429
200	176,872	31,986
100	161,763	16,877
0	144,886	—
-100	119,924	(24,962)
-200	104,863	(40,023)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $87.9 million.

At March 31, 2021, through pledging of our securities and certain loans, we had the ability to borrow a total of $131.3 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $17.0 million. At March 31, 2021, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2021, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2021
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.74%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.48%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.48%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.46%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2021, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases of our common stock during the quarter ended March 31, 2021 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2021 through January 31, 2021	—	$—	—	265,694
February 1, 2021 through February 28, 2021	—	—	—	265,694
March 1, 2021 through March 31, 2021	—	—	—	265,694
Total	—	$—	—	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 14, 2021	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: May 14, 2021	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer