Form 10-Q
period 2021-06-30
Esquire Financial Holdings, Inc.
filed 2021-08-06
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2021, there were 7,830,704 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$145,736	$65,185
Securities purchased under agreements to resell, at cost	51,373	51,726
Securities available-for-sale, at fair value	126,300	117,655
Securities, restricted, at cost	2,680	2,694

Loans	707,377	672,421
Less: allowance for loan losses	(14,017)	(11,402)
Loans, net	693,360	661,019
Premises and equipment, net	2,931	3,017
Accrued interest receivable	4,480	4,529
Other assets	31,217	30,889
Total assets	$1,058,077	$936,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$395,644	$351,692
Savings, NOW and money market	507,743	441,160
Time	11,274	11,202
Total deposits	914,661	804,054

Accrued expenses and other liabilities	8,746	6,584
Total liabilities	$923,407	$810,638

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,865,010 and 7,827,788 shares issued, respectively; and 7,830,704 and 7,793,482 shares outstanding, respectively	79	78
Additional paid-in capital	92,624	91,622
Retained earnings	42,211	33,535
Accumulated other comprehensive income	323	1,408
Treasury stock at cost, 34,306 and 34,306 shares, respectively	(567)	(567)
Total stockholders’ equity	134,670	126,076
Total liabilities and stockholders’ equity	$1,058,077	$936,714

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans	$10,120	$8,678	$19,699	$17,119
Securities	538	752	1,005	1,638
Securities purchased under agreements to resell	160	—	320	—
Interest earning deposits and other	42	36	83	283
Total interest income	10,860	9,466	21,107	19,040

Interest expense:
Savings, NOW and money market deposits	173	197	347	494
Time deposits	19	96	39	192
Borrowings	1	1	2	3
Total interest expense	193	294	388	689

Net interest income	10,667	9,172	20,719	18,351
Provision for loan losses	850	1,900	2,650	3,800
Net interest income after provision for loan losses	9,817	7,272	18,069	14,551

Noninterest income:
Payment processing fees	5,351	2,850	10,721	5,806
Customer related fees and service charges	116	105	211	269
Total noninterest income	5,467	2,955	10,932	6,075

Noninterest expense:
Employee compensation and benefits	5,669	4,099	10,666	8,076
Occupancy and equipment	709	574	1,408	1,119
Professional and consulting services	804	690	1,579	1,537
FDIC and regulatory assessments	111	94	208	185
Advertising and marketing	315	42	647	118
Travel and business relations	69	12	108	140
Data processing	907	771	1,757	1,500
Other operating expenses	533	499	932	971
Total noninterest expense	9,117	6,781	17,305	13,646

Net income before income taxes	6,167	3,446	11,696	6,980
Income tax expense	1,665	913	3,020	1,850

Net income	$4,502	$2,533	$8,676	$5,130

Earnings per share
Basic	$0.60	$0.34	$1.17	$0.69
Diluted	$0.57	$0.33	$1.10	$0.67

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net income	$4,502	$2,533	$8,676	$5,130
Other comprehensive income:
Unrealized gains (losses) arising during the period on securities available-for-sale	560	670	(1,518)	2,115
Reclassification adjustment for net gains (losses) included in net income	—	—	—	—
Tax effect	(160)	(190)	433	(602)
Total other comprehensive income (loss)	400	480	(1,085)	1,513
Total comprehensive income	$4,902	$3,013	$7,591	$6,643

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at April 1, 2021	—	7,829,815	$—	$79	$92,122	$37,709	$(77)	$(567)	$129,266
Net income	—	—	—	—	—	4,502	—	—	4,502
Other comprehensive income	—	—	—	—	—	—	400	—	400
Exercise of stock options	—	889	—	—	11	—	—	—	11
Stock compensation expense	—	—	—	—	491	—	—	—	491
Balance at June 30, 2021	—	7,830,704	$—	$79	$92,624	$42,211	$323	$(567)	$134,670

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at April 1, 2020	—	7,669,440	$—	$77	$90,360	$23,514	$1,419	$(485)	$114,885
Net income	—	—	—	—	—	2,533	—	—	2,533
Other comprehensive income	—	—	—	—	—	—	480	—	480
Stock compensation expense	—	—	—	—	387	—	—	—	387
Purchase of common stock	—	(6,600)	—	—	—	—	—	(82)	(82)
Balance at June 30, 2020	—	7,662,840	$—	$77	$90,747	$26,047	$1,899	$(567)	$118,203

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	8,676	—	—	8,676
Other comprehensive loss	—	—	—	—	—	—	(1,085)	—	(1,085)
Exercise of stock options, net of repurchases (40,468 shares)	—	37,222	—	1	20	—	—	—	21
Stock compensation expense	—	—	—	—	982	—	—	—	982
Balance at June 30, 2021	—	7,830,704	$—	$79	$92,624	$42,211	$323	$(567)	$134,670

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	5,130	—	—	5,130
Other comprehensive income	—	—	—	—	—	—	1,513	—	1,513
Exercise of stock options, net of repurchases (20,224 shares)	—	44,976	—	—	290	—	—	—	290
Stock compensation expense	—	—	—	—	775	—	—	—	775
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at June 30, 2020	—	7,662,840	$—	$77	$90,747	$26,047	$1,899	$(567)	$118,203

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$8,676	$5,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,650	3,800
Depreciation	332	276
Stock compensation expense	982	775
Net amortization (accretion):
Securities	458	417
Loans	(466)	(83)
Right of use asset	298	230
Software	502	255
Changes in other assets and liabilities:
Accrued interest receivable	49	(814)
Other assets	681	1,955
Operating lease liability	(267)	(221)
Accrued expenses and other liabilities	2,429	2,109
Net cash provided by operating activities	16,324	13,829

Cash flows from investing activities:
Net change in loans	(34,525)	(29,454)
Net change in securities purchased under agreements to resell	353	—
Purchases of securities available-for-sale	(43,793)	—
Principal repayments on securities available-for-sale	33,172	25,492
Purchase of securities, restricted	14	(29)
Purchases of premises and equipment	(246)	(328)
Development of capitalized software	(1,376)	(916)
Net cash used in investing activities	(46,401)	(5,235)

Cash flows from financing activities:
Net increase in deposits	110,607	44,306
Decrease in borrowings	—	(1)
Exercise of stock options	21	290
Purchase of common stock	—	(567)
Net cash provided by financing activities	110,628	44,028

Increase in cash and cash equivalents	80,551	52,622

Cash and cash equivalents at beginning of the period	65,185	61,806

Cash and cash equivalents at end of the period	$145,736	$114,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$388	$691
Taxes	4,650	2,090
Noncash transactions:
Right of use asset obtained in exchange for lease liability	—	543

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Interim Consolidated Financial Statements include the accounts of Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A., are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2020 and 2019. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

At June 30, 2021, there were no participants in the customer payment deferral program.

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's second quarter 2021 Consolidated Statement of Financial Condition and Consolidated Statement of Income except for a continued elevated level of general provisioning for loan losses and related allowance for loan losses.

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

ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”) provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Subject to certain conditions, where an agreement, contract or transaction is modified in connection with the reference rate reform, the guidance permits: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting and is effective March 12, 2020 through December 31, 2022.

We do not expect ASU 2020-04 to have a material impact on the Company’s business operations and consolidated financial statements as our variable rate loan portfolios almost exclusively utilize the prime rate as the interest rate benchmark. Further, the Company does not have any derivative contracts or apply hedge accounting.

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2021
Mortgage-backed securities – agency	$93,713	$946	$(1,002)	$93,657
Collateralized mortgage obligations (CMOs) – agency	32,136	516	(9)	32,643
Total available-for-sale	$125,849	$1,462	$(1,011)	$126,300

December 31, 2020
Mortgage-backed securities – agency	$55,212	$1,237	$(49)	$56,400
Collateralized mortgage obligations (CMOs) – agency	60,474	807	(26)	61,255
Total available-for-sale	$115,686	$2,044	$(75)	$117,655

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

There were no sales or calls of securities for the three and six months ended June 30, 2021 and 2020.

At June 30, 2021, securities having a fair value of $96.5 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $92.0 million. At December 31, 2020, securities having a fair value of $98.6 million were pledged to the FHLB for borrowing capacity totaling $93.8 million. At June 30, 2021 and December 31, 2020, the Company had no outstanding FHLB advances.

At June 30, 2021, securities having a fair value of $29.8 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $28.9 million. At December 31, 2020, securities having a fair value of $19.1 million were pledged to the FRB for borrowing capacity totaling $18.7 million. At June 30, 2021 and December 31, 2020, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
June 30, 2021
Mortgage-backed securities – agency	$54,897	$(1,002)	$—	$—	$54,897	$(1,002)
CMOs – agency	2,125	(9)	—	—	2,125	(9)
Total temporarily impaired securities	$57,022	$(1,011)	$—	$—	$57,022	$(1,011)

December 31, 2020
Mortgage-backed securities - agency	$4,807	$(49)	$—	$—	$4,807	$(49)
CMOs - Agency	8,332	(17)	1,219	(9)	9,551	(26)
Total temporarily impaired securities	$13,139	$(66)	$1,219	$(9)	$14,358	$(75)

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

At June 30, 2021, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2021.

No impairment charges were recorded for the three and six months ended June 30, 2021 and 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	At June 30,	At December 31,
	2021	2020

	(In thousands)
Real estate:
1 – 4 family	$44,423	$48,433
Multifamily	201,171	169,817
Commercial real estate	53,771	54,717
Construction	—	—
Total real estate	299,365	272,967
Commercial	373,887	358,410
Consumer	35,213	41,362
Total Loans	708,465	672,739
Deferred loan fees and unearned premiums, net	(1,088)	(318)
Allowance for loan losses	(14,017)	(11,402)
Loans, net	$693,360	$661,019

At June 30, 2021 and December 31, 2020, the commercial loans balance included Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans of $23.6 million and $21.9 million, respectively.

The following tables present the activity in the allowance for loan losses by class for the three months ending June 30, 2021 and 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
June 30, 2021
Allowance for loan losses:
Beginning balance	$319	$5,756	$1,525	$613	$—	$4,968	$13,181
Provision (credit) for loan losses	(7)	(209)	(107)	(10)	—	1,183	850
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(14)	(14)
Total ending allowance balance	$312	$5,547	$1,418	$603	$—	$6,137	$14,017

June 30, 2020
Allowance for loan losses:
Beginning balance	$497	$5,086	$1,441	$817	$—	$1,037	$8,878
Provision (credit) for loan losses	242	(270)	685	165	—	1,078	1,900
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(102)	(102)
Total ending allowance balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676

The following tables present the activity in the allowance for loan losses by class for the six months ending June 30, 2021 and 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
June 30, 2021
Allowance for loan losses:
Beginning balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402
Provision (credit) for loan losses	(30)	544	140	6	—	1,990	2,650
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(35)	(35)
Total ending allowance balance	$312	$5,547	$1,418	$603	$—	$6,137	$14,017

June 30, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	395	768	1,078	422	(161)	1,298	3,800
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(113)	(113)
Total ending allowance balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2021 and December 31, 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
June 30, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	312	5,547	1,418	603	—	6,137	14,017

Total ending allowance balance	$312	$5,547	$1,418	$603	$—	$6,137	$14,017

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$2,271	$2,271
Loans collectively evaluated for impairment	44,423	373,887	201,171	53,771	—	32,942	706,194

Total ending loans balance	$44,423	$373,887	$201,171	$53,771	$—	$35,213	$708,465

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

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

The following table provides an analysis of the impaired loans by segment as of June 30, 2021 and December 31, 2020. There was no related allowance recorded on any impaired loans as of June 30, 2021 and December 31, 2020:

	June 30,		December 31,
	2021		2020
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance

(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	2,271	2,271	2,303	2,303
Total	$2,271	$2,271	$2,303	$2,303

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and six months ended June 30, 2021.

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)
1-4 family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Multifamily	361	—	—	—	206	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Consumer	2,271	—	893	—	2,285	—	1,096	—
Total	$2,632	$—	$893	$—	$2,491	$—	$1,096	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2021 and December 31, 2020:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2021
1 – 4 family	$—	$—	$—	$—	$—	$44,423	$44,423
Commercial	—	—	—	—	—	373,887	373,887
Multifamily	—	—	—	—	—	201,171	201,171
Commercial real estate	—	—	—	—	—	53,771	53,771
Construction	—	—	—	—	—	—	—
Consumer	21	12	—	2,271	2,304	32,909	35,213
Total	$21	$12	$—	$2,271	$2,304	$706,161	$708,465

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2020
1 – 4 family	$—	$—	$—	$—	$—	$48,433	$48,433
Commercial	—	—	—	—	—	358,410	358,410
Multifamily	—	—	—	—	—	169,817	169,817
Commercial real estate	—	—	—	—	—	54,717	54,717
Construction	—	—	—	—	—	—	—
Consumer	26	—	—	2,303	2,329	39,033	41,362
Total	$26	$—	$—	$2,303	$2,329	$670,410	$672,739

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
June 30, 2021
1 – 4 family	$41,408	$3,015	$—	$—
Commercial	349,498	17,977	6,412	—
Multifamily	200,450	—	721	—
Commercial real estate	49,953	3,818	—	—
Construction	—	—	—	—
Consumer	28,934	4,008	2,271	—
Total	$670,243	$28,818	$9,404	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2020
1 – 4 family	$45,418	$3,015	$—	$—
Commercial	358,295	—	115	—
Multifamily	169,096	721	—	—
Commercial real estate	54,717	—	—	—
Construction	—	—	—	—
Consumer	34,896	4,163	2,303	—
Total	$662,422	$7,899	$2,418	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at June 30, 2021 and December 31, 2020. Furthermore, there were no loans modified during the three and six months ended June 30, 2021 and 2020 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES Act which allows for troubled debt restructuring categorization to be suspended. As of June 30, 2021, there were no participants in the payment deferral program.

Pledged Loans

At June 30, 2021, loans totaling $36.7 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $25.0 million. At December 31, 2020, loans totaling $37.5 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28.6 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Payment processing fees
Payment processing income	$5,151	$2,689	$10,318	$5,472
ACH income	200	161	403	334
Customer related fees and service charges
Administrative service income	10	13	28	99
Other	106	92	183	170
Total noninterest income	$5,467	$2,955	$10,932	$6,075

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

There were no stock options granted during the three and six months ended June 30, 2021 and 2020.

The following table presents a summary of the activity related to options as of June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
June 30, 2021
Outstanding at beginning of year	907,099	$14.11
Granted	—	—
Exercised	(77,690)	12.76
Forfeited	(501)	23.08
Expired	(166)	24.90
Outstanding at period end	828,742	$14.23	5.26
Vested or expected to vest	828,742	$14.23	5.26
Exercisable at period end	697,362	$13.44	4.81

The Company recognized compensation expense related to options of $130 thousand and $131 thousand for the three months ended June 30, 2021 and 2020, respectively. The Company recognized compensation expense related to options of $264 thousand and $263 thousand for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, unrecognized compensation cost related to nonvested options was approximately $683 thousand and is expected to be recognized over a weighted average period of 2.16 years. The intrinsic value for outstanding options and for options vested or expected to vest was $7.9 million and $7.2 million for exercisable options at June 30, 2021.

Information related to stock option exercises during each period is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Intrinsic value of options exercised	$10	$—	$871	$878
Cash received from option exercises	11	—	21	290
Excess tax benefit from option exercises	2	—	166	77

The following table presents a summary of the activity related to restricted stock as of June 30, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
June 30, 2021
Outstanding at beginning of year	380,750	$22.87
Granted	—	—
Vested	—	—
Outstanding at period end	380,750	$22.87

The Company recognized compensation expense related to restricted stock of $361 thousand and $256 thousand for the three months ended June 30, 2021 and 2020, respectively. The Company recognized compensation expense related to restricted stock of $718 thousand and $512 thousand for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $6.2 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.48 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share data)
Basic
Net income	$4,502	$2,533	$8,676	$5,130
Weighted average common shares outstanding	7,449,075	7,407,031	7,437,670	7,419,532
Basic earnings per share	$0.60	$0.34	$1.17	$0.69

Diluted
Net income	$4,502	$2,533	$8,676	$5,130
Weighted average shares outstanding for basic earnings per share	7,449,075	7,407,031	7,437,670	7,419,532
Add: Dilutive effects of share based awards	436,946	158,205	428,542	251,593
Average shares and dilutive potential common shares	7,886,021	7,565,236	7,866,212	7,671,125
Diluted earnings per share	$0.57	$0.33	$1.10	$0.67

Share-based awards totaling 107,849 and 293,250 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2021 and June 30, 2020, respectively, because they were anti-dilutive. Share-based awards totaling 117,849 and 293,250 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2021 and June 30, 2020, respectively, because they were anti-dilutive.

NOTE 7 — Leases

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

As of June 30, 2021, right of use (“ROU”) lease assets and related lease liabilities were $2.6 million and $3.3 million, respectively. As of December 31, 2020, ROU lease assets and related lease liabilities were $2.9 million and $3.5 million, respectively. ROU assets are included within other assets and related lease liabilities are included within other liabilities on the consolidated statements of financial condition.

Maturities of the Company’s operating lease liabilities at June 30, 2021 are as follows:

Operating Lease
Liabilities
(In thousands)
2021	$325
2022	643
2023	636
2024	652
2025	668
Thereafter	627
Total operating lease payments	$3,551
Less: interest	286
Present value of operating lease liabilities	$3,265

	As of June 30,
	2021		2020
Weighted-average remaining lease term	5.35	years	6.41	years
Weighted-average discount rate	3.07%		3.10%

The components of total lease cost are as follows:

	For the three months ended		For the six months ended

	June 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease cost	$142	$140	$284	$281
Short-term lease cost	13	18	13	37
Total lease cost	$155	$158	$297	$318

Cash paid for operating leases	$173	$154	$332	$305

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

	(In thousands)
June 30, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$93,657	$—
CMOs – agency	—	32,643	—
Total	$—	$126,300	$—

December 31, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$56,400	$—
CMOs – agency	—	61,255	—
Total	$—	$117,655	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2021 and 2020. There were no assets measured on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at June 30, 2021 and December 31, 2020:

	Fair Value Measurement at June 30, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$145,736	$2,532	$143,204	$—	$145,736
Securities purchased under agreements to resell, at cost	51,373	—	—	51,373	51,373
Securities available-for-sale	126,300	—	126,300	—	126,300
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans, net	693,360	—	—	690,456	690,456
Accrued interest receivable	4,480	—	227	4,253	4,480

Financial Liabilities:
Time deposits	11,274	—	11,312	—	11,312
Demand and other deposits	903,387	903,387	—	—	903,387
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$65,185	$1,775	$63,410	$—	$65,185
Securities purchased under agreements to resell, at cost	51,726	—	—	51,726	51,726
Securities available-for-sale	117,655	—	117,655	—	117,655
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans, net	661,019	—	—	661,992	661,992
Accrued interest receivable	4,529	—	245	4,284	4,529

Financial Liabilities:
Time deposits	11,202	—	11,246	—	11,246
Demand and other deposits	792,852	792,852	—	—	792,852
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

NOTE 9 — Accumulated Other Comprehensive Income (Loss)

The following presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ending June 30, 2021 and 2020:

	Three months ended		Six months ended

	June 30,
	2021	2020	2021	2020

	(In thousands)
Unrealized (Losses) Gains on Available-for-Sale Securities
Beginning balance	$(77)	$1,419	$1,408	$386
Other comprehensive income (loss) before reclassifications, net of tax	400	480	(1,085)	1,513
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	400	480	(1,085)	1,513
Ending balance	$323	$1,899	$323	$1,899

There were no reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2020 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially reopened, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase; collateral for loans, especially real estate, may decline in value; our allowance for loan losses may increase if borrowers experience financial difficulties; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

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

COVID-19 Pandemic Programs

We are participating in the Paycheck Protection Program administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of June 30, 2021, we have cumulatively funded PPP loans totaling $45.5 million, and have been remitted forgiveness principal payments from the SBA of $21.9 million, resulting in a net PPP loan balance of $23.6 million. All of our calendar year 2020 PPP loan originations have been fully repaid by the SBA.

In 2020, management implemented a customer payment deferral program (principal and interest) under the CARES Act to assist business borrowers and certain consumers that may have been experiencing financial hardship due to COVID-19 related challenges. As of June 30, 2021, there were no participants in our payment deferral program.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Assets.  Our total assets were $1.1 billion at June 30, 2021, an increase of $121.4 million, or 13.0%, from $936.7 million at December 31, 2020, primarily due to increases in cash and cash equivalents of $80.6 million, or 123.6%, loans of $35.0 million, or 5.2%, and securities available-for-sale of $8.6 million, or 7.3%.

Loans. The following table provides information regarding the composition of our loan portfolio at the dates indicated:

	At June 30,		At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(In thousands)
Real estate:
1 – 4 family	$44,423	6.3%	$48,433	7.2%
Multifamily	201,171	28.4	169,817	25.3
Commercial real estate	53,771	7.6	54,717	8.1
Construction	—	—	—	—
Total real estate	299,365	42.3	272,967	40.6
Commercial	373,887	52.8	358,410	53.3
Consumer	35,213	4.9	41,362	6.1
Total Loans	$708,465	100.0%	$672,739	100.0%
Deferred loan fees and unearned premiums, net	(1,088)		(318)
Allowance for loan losses	(14,017)		(11,402)
Loans, net	$693,360		$661,019

At June 30, 2021, loans were $707.4 million, or 77.3% of total deposits, compared to $672.4 million, or 83.6% of total deposits, at December 31, 2020. The growth in loans was primarily driven by increases in multifamily and commercial loans. Multifamily loans increased $31.4 million, or 18.5%, to $201.2 million at June 30, 2021 from $169.8 million at December 31, 2020. Commercial loans increased $15.5 million, or 4.3%, to $373.9 million at June 30, 2021 from $358.4 million at December 31, 2020.

The following table sets forth the composition of our Litigation-Related loan portfolio by type of loan at the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans
Commercial Litigation-Related:
Working capital lines of credit	$183,183	51.8%	$202,021	61.4%
Case cost lines of credit	100,594	28.4	87,104	26.4
Term loans	41,167	11.7	10,527	3.2
Total Commercial Litigation-Related	324,944	91.9	299,652	91.0
Consumer Litigation-Related:
Post-settlement consumer loans	28,558	8.1	29,342	8.9
Structured settlement loans	166	0.0	236	0.1
Total Consumer Litigation-Related	28,724	8.1	29,578	9.0
Total Litigation-Related Loans	$353,668	100.0%	$329,230	100.0%

At June 30, 2021, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $353.7 million, or 49.9% of our total loan portfolio, compared to $329.2 million at December 31, 2020. In addition, we had $18.6 million in PPP loans as of June 30, 2021 to attorney customers which are excluded from the table above. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale increased $8.6 million, or 7.3%, to $126.3 million at June 30, 2021 from $117.7 million at December 31, 2020, driven by purchases of $43.8 million, offset by paydowns of $33.2 million, unrealized losses of $1.5 million through other comprehensive income, and net amortization of $458 thousand.

Funding. Total deposits increased $110.6 million, or 13.8%, to $914.7 million at June 30, 2021 from $804.1 million at December 31, 2020. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $903.4 million at June 30, 2021, or 98.8% of total deposits at that date, compared to $792.9 million or 98.6% of total deposits at December 31, 2020.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $546.9 million at June 30, 2021 which is a $166.6 million, or 43.8%, increase from the December 31, 2020 balance of $380.3 million.

At June 30, 2021, we had the ability to borrow a total of $116.9 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $28.9 million. At June 30, 2021, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2021.

Equity. Total stockholders’ equity increased $8.6 million, or 6.8%, to $134.7 million at June 30, 2021, from $126.1 million at December 31, 2020.

Asset Quality. Nonperforming assets, totaling $2.3 million, consisted of several nonaccrual consumer loans as of June 30, 2021. At June 30, 2021, nonperforming assets as a percentage of total loans and total assets were 0.32% and 0.21% respectively, and our coverage ratio was 617%. As of June 30, 2021, the allowance for loan losses was $14.0 million, or 1.98% of total loans, as compared to $11.4 million, or 1.70% of total loans at December 31, 2020. The increase in the allowance as a percentage of loans was driven by a prudent increase in the general reserve attributable to growth in our loan portfolio and the inherent credit risk associated with the NFL consumer post settlement portfolio. At June 30, 2021, special mention and substandard loans totaled $28.8 million and $9.4 million, respectively.

As previously disclosed, we believe the revisions to various claims administration protocols surrounding potential claims of fraud and the ongoing effects of the pandemic has extended the duration of our NFL post settlement loan portfolio. Specifically, the current uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, as well as claims process recalibration to address race norming allegations has introduced incremental duration risk which may further extend the settlement of claims and payoff of our NFL loans beyond the contractual maturity. The Company ceased NFL loan originations in December 2017. At June 30, 2021, NFL consumer loan exposure totaled $24.6 million with a weighted average life of less than one year. The Company increased its general allowance allocation to consumer loans to $6.1 million, or 17.4%, as of June 30, 2021, as compared to $2.0 million, or 4.7%, of the consumer portfolio as of June 30, 2020.

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

	For the Three Months Ended June 30,
	2021			2020

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$700,349	$10,120	5.80%	$593,964	$8,678	5.88%
Securities, includes restricted stock	134,828	538	1.60%	131,873	752	2.29%
Securities purchased under agreements to resell	51,142	160	1.25%	—	—	—%
Interest earning cash and other	65,947	42	0.26%	99,942	36	0.14%
Total interest earning assets	952,266	10,860	4.57%	825,779	9,466	4.61%

NONINTEREST EARNING ASSETS	31,519			26,452

TOTAL AVERAGE ASSETS	$983,785			$852,231

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$416,389	$173	0.17%	$415,659	$197	0.19%
Time deposits	10,980	19	0.69%	19,570	96	1.97%
Total interest bearing deposits	427,369	192	0.18%	435,229	293	0.27%
Borrowings	104	1	3.86%	141	1	2.84%
Total interest bearing liabilities	427,473	193	0.18%	435,370	294	0.27%

NONINTEREST BEARING LIABILITIES
Demand deposits	414,216			291,020
Other liabilities	10,826			9,683
Total noninterest bearing liabilities	425,042			300,703
Stockholders' equity	131,270			116,158

TOTAL AVG. LIABILITIES AND EQUITY	$983,785			$852,231
Net interest income		$10,667			$9,172
Net interest spread			4.39%			4.34%
Net interest margin			4.49%			4.47%

	For the Six Months Ended June 30,
	2021			2020

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans	$689,003	$19,699	5.77%	$576,651	$17,119	5.97%
Securities, includes restricted stock	127,370	1,005	1.59%	137,985	1,638	2.39%
Securities purchased under agreements to resell	51,293	320	1.26%	—	—	—%
Interest earning cash and other	61,640	83	0.27%	90,192	283	0.63%
Total interest earning assets	929,306	21,107	4.58%	804,828	19,040	4.76%

NONINTEREST EARNING ASSETS	31,182			30,590

TOTAL AVERAGE ASSETS	$960,488			$835,418

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$409,620	$347	0.17%	$424,242	$494	0.23%
Time deposits	11,084	39	0.71%	19,633	192	1.97%
Total interest bearing deposits	420,704	386	0.19%	443,875	686	0.31%
Borrowings	77	2	5.24%	116	3	5.20%
Total interest bearing liabilities	420,781	388	0.19%	443,991	689	0.31%

NONINTEREST BEARING LIABILITIES
Demand deposits	400,597			267,705
Other liabilities	9,807			8,995
Total noninterest bearing liabilities	410,404			276,700
Stockholders' equity	129,303			114,727

TOTAL AVG. LIABILITIES AND EQUITY	$960,488			$835,418
Net interest income		$20,719			$18,351
Net interest spread			4.39%			4.45%
Net interest margin			4.50%			4.59%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans	$1,561	$(119)	$1,442	$3,189	$(609)	$2,580
Securities, includes restricted stock	17	(231)	(214)	(119)	(514)	(633)
Securities purchased under agreements to resell	160	—	160	320	—	320
Interest earning cash and other	(15)	21	6	(71)	(129)	(200)
Total interest income	1,723	(329)	1,394	3,319	(1,252)	2,067

Interest paid on:
Savings, NOW, Money Markets	—	(24)	(24)	(17)	(130)	(147)
Time deposits	(31)	(46)	(77)	(62)	(91)	(153)
Total deposits	(31)	(70)	(101)	(79)	(221)	(300)
Borrowings	—	—	—	(1)	—	(1)
Total interest expense	(31)	(70)	(101)	(80)	(221)	(301)
Change in net interest income	$1,754	$(259)	$1,495	$3,399	$(1,031)	$2,368

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General.  Net income increased $2.0 million, or 77.7%, to $4.5 million for the three months ended June 30, 2021 from $2.5 million for the three months ended June 30, 2020. The increase resulted from a $2.5 million increase in noninterest income and a $1.5 million increase in net interest income, partially offset by an increase in noninterest expense of $2.3 million.

Net Interest Income.  Net interest income increased $1.5 million, or 16.3%, to $10.7 million for the three months ended June 30, 2021 from $9.2 million for the three months ended June 30, 2020, due to a $1.4 million increase in interest income and a $101 thousand decrease in interest expense.

Our net interest margin increased 2 basis points to 4.49% for the three months ended June 30, 2021 from 4.47% for the three months ended June 30, 2020.

Interest Income.  Interest income increased $1.4 million, or 14.7%, to $10.9 million for the three months ended June 30, 2021 from $9.5 million for the three months ended June 30, 2020 and was attributable to an increase in loan, reverse repurchase interest income, and interest earning cash and other, offset by a decrease in interest income on securities.

Loan interest income increased $1.4 million, or 16.6%, to $10.1 million for the three months ended June 30, 2021 from $8.7 million for the three months ended June 30, 2020. This increase was attributable to a $106.4 million, or 17.9%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios offset by an 8 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was partially offset by a 9 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $214 thousand, or 28.5%, to $538 thousand for the three months ended June 30, 2021 from $752 thousand for the three months ended June 30, 2020. This decrease was attributable to a 69 basis point decrease in yields, driven by accelerated prepayments due to the current interest rate environment.

Securities purchased under agreements to resell income was $160 thousand for the three months ended June 30, 2021. We invested excess deposit funds in reverse repurchase agreements in the fourth quarter of 2020.

Interest earning cash and other interest income increased $6 thousand, or 16.7%, to $42 thousand for the three months ended June 30, 2021 from $36 thousand for the three months ended June 30, 2020.

Interest Expense.  Interest expense decreased $101 thousand, or 34.4%, to $193 thousand for the three months ended June 30, 2021 from $294 thousand for the three months ended June 30, 2020, primarily attributable to rate reductions on deposits. The blended interest rate we paid on interest bearing deposits decreased 9 basis points to 0.18% for the three months ended June 30, 2021 from 0.27% for the three months ended June 30, 2020. Our average balance of interest bearing deposits decreased $7.9 million, or 1.8%, to $427.4 million for the three months ended June 30, 2021 from $435.2 million for the three months ended June 30, 2020 attributable primarily to certificate of deposit maturities.

Provision for Loan Losses.  Our provision for loan losses was $850 thousand for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. The second quarter 2021 provision for loan losses was driven by a prudent increase in the general reserve attributable to growth in our loan portfolio and the inherent credit risk associated with the NFL consumer post settlement portfolio. As previously disclosed, we also believe the $24.6 million legacy NFL portfolio’s duration has extended as a result of revisions to various claims administration protocols surrounding potential claims of fraud, the ongoing effects of the pandemic coupled with revised qualifying physician requirements, and claims process recalibration to address race norming allegations.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$5,151	$2,689	$2,462	91.6%
ACH income	200	161	39	24.2
Customer related fees and service charges
Administrative service income	10	13	(3)	(23.1)
Other	106	92	14	15.2
Total noninterest income	$5,467	$2,955	$2,512	85.0%

Payment processing income increased due to the continued expansion of our sales channels through ISOs, the increased number of merchants, payment processing volume increases and fee allocation arrangements, as well as the reopening of the economy as the pandemic restrictions continued to ease nationally. Quarterly volumes increased $3.1 billion, or 98.8%, to $6.2 billion, as compared to the second quarter of 2020.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$5,669	$4,099	$1,570	38.3%
Occupancy and equipment	709	574	135	23.5
Professional and consulting services	804	690	114	16.5
FDIC and regulatory assessments	111	94	17	18.1
Advertising and marketing	315	42	273	650.0
Travel and business relations	69	12	57	475.0
Data processing	907	771	136	17.6
Other operating expenses	533	499	34	6.8
Total noninterest expense	$9,117	$6,781	$2,336	34.4%

Employee compensation and benefits costs increased due to increases in staffing of 26% to support our investment in digital platforms and related sales/marketing divisions, and the impact of salary and stock-based compensation increases. Advertising, marketing, travel and business relations costs increased as we continued our digital marketing efforts and thought leadership in our national verticals. We have also re-engaged in our traditional high touch marketing and sales efforts at conferences and other in-person industry forums. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform and additional office space to support our continued growth. Professional and consulting expenses increased due to the continued investment made to expand our business and support infrastructure.

Income Tax Expense.  We recorded an income tax expense of $1.7 million for the three months ended June 30, 2021, reflecting an effective tax rate of 27.0%, compared to $913 thousand, or 26.5%, for the three months ended June 30, 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General.  Net income increased $3.5 million, or 69.1%, to $8.7 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020. The increase resulted from a $4.9 million increase in noninterest income and a $2.4 million increase in net interest income, partially offset by an increase in noninterest expense of $3.7 million.

Net Interest Income.  Net interest income increased $2.4 million, or 12.9%, to $20.7 million for the six months ended June 30, 2021 from $18.4 million for the six months ended June 30, 2020, due to a $2.1 million increase in interest income and a $301 thousand decrease in interest expense.

Our net interest margin decreased 9 basis points to 4.50% for the six months ended June 30, 2021 from 4.59% for the six months ended June 30, 2020. The decrease in net interest margin was due to a 18 basis point decrease in the yields on interest earning assets, primarily due to the historically low interest rate environment and its negative effects on loans, securities, interest earning cash and other short-term investment yields. This decrease was offset by a 12 basis point decrease in our cost of funds on average interest bearing liabilities.

Interest Income.  Interest income increased $2.1 million, or 10.9%, to $21.1 million for the six months ended June 30, 2021 from $19.0 million for the six months ended June 30, 2020 and was attributable to an increase in loan and reverse repurchase interest income offset by a decrease in interest income on securities and interest earning cash and other.

Loan interest income increased $2.6 million, or 15.1%, to $19.7 million for the six months ended June 30, 2021 from $17.1 million for the six months ended June 30, 2020. This increase was attributable to a $112.4 million, or 19.5%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios offset by a 20 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was partially offset by a 12 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $633 thousand, or 38.6%, to $1.0 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020. This decrease was attributable to a $10.6 million, or 7.7%, decrease in average securities balances and an 80 basis point decrease in yields, both driven by accelerated prepayments due to the current interest rate environment.

Securities purchased under agreements to resell income was $320 thousand for the six months ended June 30, 2021. We invested excess deposit funds in reverse repurchase agreements in the fourth quarter of 2020.

Interest earning cash and other interest income decreased $200 thousand, or 70.7%, to $83 thousand for the six months ended June 30, 2021 from $283 thousand for the six months ended June 30, 2020. This decrease was attributable to a 36 basis point decrease in yields driven by the current interest rate environment and a $28.6 million, or 31.7%, decrease in average cash balance primarily due to deployment of excess funds into higher yielding reverse repurchase agreements.

Interest Expense.  Interest expense decreased $301 thousand, or 43.7%, to $388 thousand for the six months ended June 30, 2021 from $689 thousand for the six months ended June 30, 2020, primarily attributable to rate reductions on deposits. The blended interest rate we paid on interest bearing deposits decreased 12 basis points to 0.19% for the six months ended June 30, 2021 from 0.31% for the six months ended June 30, 2020. Our average balance of interest bearing deposits decreased $23.2 million, or 5.2%, to $420.7 million for the six months ended June 30, 2021 from $443.9 million for the six months ended June 30, 2020 attributable primarily to decreases in average savings, NOW, money market, and time deposits.

Provision for Loan Losses.  Our provision for loan losses was $2.7 million for the six months ended June 30, 2021 compared to $3.8 million for the six months ended June 30, 2020. The provision for loan losses was driven by a prudent increase in the general reserve attributable to growth in our loan portfolio and the inherent credit risk associated with the NFL consumer post settlement portfolio. As previously disclosed, we also believe the $24.6 million legacy NFL portfolio’s duration has extended as a result of revisions to various claims administration protocols surrounding potential claims of fraud, the ongoing effects of the pandemic coupled with revised qualifying physician requirements, and claims process recalibration to address race norming allegations.

Noninterest Income.  Noninterest income information is as follows:

	For the Six Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$10,318	$5,472	$4,846	88.6%
ACH income	403	334	69	20.7
Customer related fees and service charges
Administrative service income	28	99	(71)	(71.7)
Other	183	170	13	7.6
Total noninterest income	$10,932	$6,075	$4,857	80.0%

Payment processing income increased due to the continued expansion of our sales channels through ISOs, the increased number of merchants, payment processing volume increases and fee allocation arrangements as well as the reopening of the economy. Quarterly volumes increased $5.0 billion, or 80.2%, to $11.2 billion, as compared to the six months ended 2020. Customer related fees and service charges have decreased due to decreases in administrative service income on off-balance sheet funds, which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates. Off-balance sheet sweep funds totaled $546.9 million at June 30, 2021, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Six Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$10,666	$8,076	$2,590	32.1%
Occupancy and equipment	1,408	1,119	289	25.8
Professional and consulting services	1,579	1,537	42	2.7
FDIC and regulatory assessments	208	185	23	12.4
Advertising and marketing	647	118	529	448.3
Travel and business relations	108	140	(32)	(22.9)
Data processing	1,757	1,500	257	17.1
Other operating expenses	932	971	(39)	(4.0)
Total noninterest expense	$17,305	$13,646	$3,659	26.8%

Employee compensation and benefits costs increased due to a 26% increase in staffing to support our investment in digital platforms and related sales/marketing divisions, and the impact of salary and stock-based compensation increases. Advertising and marketing costs increased as we continued our new digital marketing efforts and thought leadership in our national verticals. We also re-engaged in our traditional high touch marketing and sales efforts at conferences and other in-person industry forums. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform, precautionary office cleaning costs related to COVID-19 and additional office space to support our continued growth. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations.

Income Tax Expense.  We recorded an income tax expense of $3.0 million for the six months ended June 30, 2021, reflecting an effective tax rate of 25.8%, compared to $1.9 million, or 26.5%, for the six months ended June 30, 2020. The decrease in tax rate was due to certain discrete tax benefits related to shared based compensation.

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

	At June 30,
	2021
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$65,437	18,939
300	60,373	13,875
200	55,345	8,847
100	50,841	4,343
0	46,498	—
-100	44,265	(2,233)
-200	42,967	(3,531)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2021.

	At June 30,
	2021
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$207,898	61,489
300	194,227	47,818
200	179,447	33,038
100	163,914	17,505
0	146,409	—
-100	119,718	(26,691)
-200	106,641	(39,768)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $145.7 million.

At June 30, 2021, through pledging of our securities and certain loans, we had the ability to borrow a total of $116.9 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $28.9 million. At June 30, 2021, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2021, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2021
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	17.86%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	16.60%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	16.60%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.29%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2021, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K except for the risk factor included below:

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

Moreover, in August 2020, certain former NFL players filed lawsuits with the Court challenging the use of “race norming” to systematically disfavor Black players who submitted claims in the NFL Concussion Settlement Program. In general, the lawsuits alleged that “race-norming” was being used in the claims administration process to artificially reduce estimates of Black players’ pre-concussion cognitive functioning levels thereby concluding that Black players suffered lesser impairments from their concussions than their medical diagnoses and tests otherwise indicated. As a result, the plaintiffs allege that Black claimants were determined not to qualify for settlement payments despite sustaining incapacitating injuries comparable to their white counterparts. In March 2021, the Court dismissed one of the lawsuits on procedural grounds. On June 2, 2021, the NFL and class counsel voluntarily pledged to abandon “race-norming” in the assessment of all settlement claims both prospectively and retrospectively. The Magistrate mediating the revised protocols believes that a settlement on the revised claims assessment standards may be expected by the end of the summer of 2021. Overall, we believe this represents a positive development for NFL claimants and should positively impact our borrowers but will again further extend the NFL portfolio duration as the claim settlement process is re-calibrated and new claims protocols are developed for retrospective and prospective claims.

As of June 30, 2021, we have received payoffs on approximately 29% of our NFL claimant loans as compared to the overall payoffs for claim registrations with the NFL claims administrator of approximately 7%. To date we have charged-off 6% of our NFL loans and ceased the origination program in December 2017. Our NFL consumer loan exposure as of June 30, 2021 is approximately $24.6 million with a weighted average remaining maturity of less than one year, where loan exposures of $4.0 million and $2.3 million have been classified as special mention and substandard, respectively, representing approximately 26% of the remaining exposure. All substandard loan exposures related to this program have been placed on nonaccrual and are deemed nonperforming assets. If the processing of claims for our portfolio extends beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, effects of the pandemic, revised protocols due to “race-norming” claims, or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible write-downs of these loans could occur or increase in the future, which would negatively impact our earnings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases of our common stock during the quarter ended June 30, 2021 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2021 through April 30, 2021	—	$—	—	265,694
May 1, 2021 through May 31, 2021	—	—	—	265,694
June 1, 2021 through June 30, 2021	—	—	—	265,694
Total	—	$—	—	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 6, 2021	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: August 6, 2021	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer