Form 10-Q
period 2021-09-30
Esquire Financial Holdings, Inc.
filed 2021-11-10
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2021, there were 7,847,494 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$138,235	$65,185
Securities purchased under agreements to resell, at cost	50,899	51,726
Securities available-for-sale, at fair value	141,703	117,655
Securities, restricted, at cost	2,680	2,694

Loans held for investment	744,092	672,421
Less: allowance for loan losses	(8,665)	(11,402)
Loans, net of allowance	735,427	661,019
Premises and equipment, net	3,443	3,017
Accrued interest receivable	4,462	4,529
Other assets	46,421	30,889
Total assets	$1,123,270	$936,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$416,849	$351,692
Savings, NOW and money market	549,069	441,160
Time	11,125	11,202
Total deposits	977,043	804,054

Accrued expenses and other liabilities	9,046	6,584
Total liabilities	$986,089	$810,638

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 7,881,800 and 7,827,788 shares issued, respectively; and 7,847,494 and 7,793,482 shares outstanding, respectively	79	78
Additional paid-in capital	93,106	91,622
Retained earnings	44,730	33,535
Accumulated other comprehensive (loss) income	(167)	1,408
Treasury stock at cost, 34,306 and 34,306 shares, respectively	(567)	(567)
Total stockholders’ equity	137,181	126,076
Total liabilities and stockholders’ equity	$1,123,270	$936,714

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans	$10,709	$8,936	$30,408	$26,055
Securities	583	494	1,588	2,132
Securities purchased under agreements to resell	150	—	470	—
Interest earning deposits and other	51	66	134	348
Total interest income	11,493	9,496	32,600	28,535

Interest expense:
Savings, NOW and money market deposits	189	203	536	697
Time deposits	19	85	59	277
Borrowings	1	1	2	4
Total interest expense	209	289	597	978

Net interest income	11,284	9,207	32,003	27,557
Provision for loan losses	3,750	900	6,400	4,700
Net interest income after provision for loan losses	7,534	8,307	25,603	22,857

Noninterest income:
Payment processing fees	5,227	3,721	15,948	9,527
Customer related fees and service charges	81	163	292	432
Unrealized loss on loans held for sale	(384)	—	(384)	—
Total noninterest income	4,924	3,884	15,856	9,959

Noninterest expense:
Employee compensation and benefits	5,523	4,372	16,189	12,448
Occupancy and equipment	696	615	2,104	1,735
Professional and consulting services	773	845	2,352	2,382
FDIC and regulatory assessments	111	95	320	280
Advertising and marketing	289	171	936	289
Travel and business relations	105	33	212	173
Data processing	977	772	2,734	2,272
Other operating expenses	533	382	1,466	1,351
Total noninterest expense	9,007	7,285	26,313	20,930

Net income before income taxes	3,451	4,906	15,146	11,886
Income tax expense	932	1,300	3,951	3,150

Net income	$2,519	$3,606	$11,195	$8,736

Earnings per share
Basic	$0.34	$0.49	$1.50	$1.18
Diluted	$0.32	$0.48	$1.42	$1.14

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income	$2,519	$3,606	$11,195	$8,736
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(686)	(343)	(2,203)	1,772
Reclassification adjustment for net gains (losses) included in net income	—	—	—	—
Tax effect	196	97	628	(505)
Total other comprehensive (loss) income	(490)	(246)	(1,575)	1,267
Total comprehensive income	$2,029	$3,360	$9,620	$10,003

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at July 1, 2021	—	7,830,704	$—	$79	$92,624	$42,211	$323	$(567)	$134,670
Net income	—	—	—	—	—	2,519	—	—	2,519
Other comprehensive loss	—	—	—	—	—	—	(490)	—	(490)
Exercise of stock options, net of repurchases (18,641 shares)	—	16,790	—	—		—	—	—	—
Stock compensation expense	—	—	—	—	482	—	—	—	482
Balance at September 30, 2021	—	7,847,494	$—	$79	$93,106	$44,730	$(167)	$(567)	$137,181

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at July 1, 2020	—	7,662,840	$—	$77	$90,747	$26,047	$1,899	$(567)	$118,203
Net income	—	—	—	—	—	3,606	—	—	3,606
Other comprehensive loss	—	—	—	—	—	—	(246)	—	(246)
Stock compensation expense	—	—	—	—	383	—	—	—	383
Balance at September 30, 2020	—	7,662,840	$—	$77	$91,130	$29,653	$1,653	$(567)	$121,946

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	11,195	—	—	11,195
Other comprehensive loss	—	—	—	—	—	—	(1,575)	—	(1,575)
Exercise of stock options, net of repurchases (59,109 shares)	—	54,012	—	1	20	—	—	—	21
Stock compensation expense	—	—	—	—	1,464	—	—	—	1,464
Balance at September 30, 2021	—	7,847,494	$—	$79	$93,106	$44,730	$(167)	$(567)	$137,181

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	8,736	—	—	8,736
Other comprehensive income	—	—	—	—	—	—	1,267	—	1,267
Exercise of stock options, net of repurchases (20,224 shares)	—	44,976	—	—	290	—	—	—	290
Stock compensation expense	—	—	—	—	1,158	—	—	—	1,158
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at September 30, 2020	—	7,662,840	$—	$77	$91,130	$29,653	$1,653	$(567)	$121,946

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,195	$8,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,400	4,700
Unrealized loss on loans held for sale	384	—
Depreciation	516	424
Stock compensation expense	1,464	1,158
Net amortization (accretion):
Securities	613	742
Loans	(1,034)	(279)
Right of use asset	415	343
Software	749	420
Changes in other assets and liabilities:
Accrued interest receivable	67	(1,097)
Other assets	(543)	(1,428)
Operating lease liability	(405)	(352)
Accrued expenses and other liabilities	2,868	3,510
Net cash provided by operating activities	22,689	16,877

Cash flows from investing activities:
Net change in loans	(94,358)	(71,266)
Net change in securities purchased under agreements to resell	827	—
Purchases of securities available-for-sale	(70,478)	(6,200)
Principal repayments on securities available-for-sale	43,614	46,565
Redemption (purchase) of securities, restricted	14	(29)
Purchases of premises and equipment	(942)	(446)
Development of capitalized software	(1,325)	(1,325)
Net cash used in investing activities	(122,648)	(32,701)

Cash flows from financing activities:
Net increase in deposits	172,989	64,890
Decrease in borrowings	(1)	(2)
Exercise of stock options	21	290
Purchase of common stock	—	(567)
Net cash provided by financing activities	173,009	64,611

Increase in cash and cash equivalents	73,050	48,787

Cash and cash equivalents at beginning of the period	65,185	61,806

Cash and cash equivalents at end of the period	$138,235	$110,593

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$597	$990
Taxes	5,854	4,330
Noncash transactions:
Transfer from loans held for investment to held for sale	14,584	—
Right of use asset obtained in exchange for lease liability	—	624
Securities purchased but not yet settled	—	3,337

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2020 and 2019. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

At September 30, 2021, there were no participants in the customer payment deferral program.

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's third quarter 2021 Consolidated Statement of Financial Condition and Consolidated Statement of Income.

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

Loans Held for Sale

Loans transferred from investment to held for sale are accounted for at lower of cost or fair value. During the third quarter of 2021, the Company transferred its legacy NFL portfolio from loans held for investment to held for sale. As part of the transfer, the Company recorded a charge-off of $9.0 million, of which $3.0 million was provisioned for during the third quarter of 2021. Subsequent to the transfer, the Company recorded a lower of cost or fair value adjustment totaling $384 thousand, which is reflected as an unrealized loss on loans held for sale on the Consolidated Statement of Income. The carrying amount of these loans totaled $14.2 million and is included with Other assets on the Consolidated Statement of Financial Condition.

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

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2021
Mortgage-backed securities – agency	$116,702	$868	$(1,505)	$116,065
Collateralized mortgage obligations (CMOs) – agency	25,235	413	(10)	25,638
Total available-for-sale	$141,937	$1,281	$(1,515)	$141,703

December 31, 2020
Mortgage-backed securities – agency	$55,212	$1,237	$(49)	$56,400
Collateralized mortgage obligations (CMOs) – agency	60,474	807	(26)	61,255
Total available-for-sale	$115,686	$2,044	$(75)	$117,655

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

There were no sales or calls of securities for the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021, securities having a fair value of $113.3 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $107.7 million. At December 31, 2020, securities having a fair value of $98.6 million were pledged to the FHLB for borrowing capacity totaling $93.8 million. At September 30, 2021 and December 31, 2020, the Company had no outstanding FHLB advances.

At September 30, 2021, securities having a fair value of $28.4 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $27.5 million. At December 31, 2020, securities having a fair value of $19.1 million were pledged to the FRB for borrowing capacity totaling $18.7 million. At September 30, 2021 and December 31, 2020, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
September 30, 2021
Mortgage-backed securities – agency	$90,392	$(1,505)	$—	$—	$90,392	$(1,505)
CMOs – agency	1,153	(10)	—	—	1,153	(10)
Total temporarily impaired securities	$91,545	$(1,515)	$—	$—	$91,545	$(1,515)

December 31, 2020
Mortgage-backed securities - agency	$4,807	$(49)	$—	$—	$4,807	$(49)
CMOs - Agency	8,332	(17)	1,219	(9)	9,551	(26)
Total temporarily impaired securities	$13,139	$(66)	$1,219	$(9)	$14,358	$(75)

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

At September 30, 2021, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2021.

No impairment charges were recorded for the three and nine months ended September 30, 2021 and 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	At September 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Real estate:
1 – 4 family	$44,022	$48,433
Multifamily	240,055	169,817
Commercial real estate	53,437	54,717
Construction	—	—
Total real estate	337,514	272,967
Commercial	398,511	358,410
Consumer	8,651	41,362
Total loans held for investment	744,676	672,739
Deferred loan fees and unearned premiums, net	(584)	(318)
Allowance for loan losses	(8,665)	(11,402)
Loans held for investment, net	$735,427	$661,019

At September 30, 2021 and December 31, 2020, the commercial loans balance included Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans of $11.7 million and $21.9 million, respectively.

The following tables present the activity in the allowance for loan losses by class for the three months ending September 30, 2021 and 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
September 30, 2021
Allowance for loan losses:
Beginning balance	$312	$5,547	$1,418	$603	$—	$6,137	$14,017
Provision (credit) for loan losses	(3)	385	274	(4)	—	3,098	3,750
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(9,102)	(9,102)
Total ending allowance balance	$309	$5,932	$1,692	$599	$—	$133	$8,665

September 30, 2020
Allowance for loan losses:
Beginning balance	$739	$4,816	$2,126	$982	$—	$2,013	$10,676
Provision (credit) for loan losses	(247)	77	(502)	(248)	—	1,820	900
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(2)	—	—	—	(17)	(19)
Total ending allowance balance	$492	$4,891	$1,624	$734	$—	$3,816	$11,557

The following tables present the activity in the allowance for loan losses by class for the nine months ending September 30, 2021 and 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
September 30, 2021
Allowance for loan losses:
Beginning balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402
Provision (credit) for loan losses	(33)	929	414	2	—	5,088	6,400
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(9,137)	(9,137)
Total ending allowance balance	$309	$5,932	$1,692	$599	$—	$133	$8,665

September 30, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	148	845	576	174	(161)	3,118	4,700
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(2)	—	—	—	(130)	(132)
Total ending allowance balance	$492	$4,891	$1,624	$734	$—	$3,816	$11,557

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2021 and December 31, 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
September 30, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	309	5,932	1,692	599	—	133	8,665

Total ending allowance balance	$309	$5,932	$1,692	$599	$—	$133	$8,665

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	44,022	398,511	240,055	53,437	—	8,651	744,676

Total ending loans balance	$44,022	$398,511	$240,055	$53,437	$—	$8,651	$744,676

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

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

The following table provides an analysis of the impaired loans by segment as of September 30, 2021 and December 31, 2020. There was no related allowance recorded on any impaired loans as of September 30, 2021 and December 31, 2020:

	September 30,		December 31,
	2021		2020
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance

(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	2,303	2,303
Total	$—	$—	$2,303	$2,303

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and nine months ended September 30, 2021.

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)
1-4 family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	144	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Consumer	1,703	—	1,436	—	2,054	—	1,210	—
Total	$1,703	$—	$1,436	$—	$2,198	$—	$1,210	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2021 and December 31, 2020:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
September 30, 2021
1 – 4 family	$—	$—	$—	$—	$—	$44,022	$44,022
Commercial	—	—	—	—	—	398,511	398,511
Multifamily	—	—	—	—	—	240,055	240,055
Commercial real estate	—	—	—	—	—	53,437	53,437
Construction	—	—	—	—	—	—	—
Consumer	8	14	—	12	34	8,617	8,651
Total	$8	$14	$—	$12	$34	$744,642	$744,676

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2020
1 – 4 family	$—	$—	$—	$—	$—	$48,433	$48,433
Commercial	—	—	—	—	—	358,410	358,410
Multifamily	—	—	—	—	—	169,817	169,817
Commercial real estate	—	—	—	—	—	54,717	54,717
Construction	—	—	—	—	—	—	—
Consumer	26	—	—	2,303	2,329	39,033	41,362
Total	$26	$—	$—	$2,303	$2,329	$670,410	$672,739

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
September 30, 2021
1 – 4 family	$41,007	$3,015	$—	$—
Commercial	376,482	17,977	4,052	—
Multifamily	239,334	—	721	—
Commercial real estate	49,619	3,818	—	—
Construction	—	—	—	—
Consumer	8,651	—	—	—
Total	$715,093	$24,810	$4,773	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2020
1 – 4 family	$45,418	$3,015	$—	$—
Commercial	358,295	—	115	—
Multifamily	169,096	721	—	—
Commercial real estate	54,717	—	—	—
Construction	—	—	—	—
Consumer	34,896	4,163	2,303	—
Total	$662,422	$7,899	$2,418	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at September 30, 2021 and December 31, 2020. Furthermore, there were no loans modified during the three and nine months ended September 30, 2021 and 2020 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES Act which allows for troubled debt restructuring categorization to be suspended. As of September 30, 2021, there were no participants in the payment deferral program.

Pledged Loans

At September 30, 2021, loans totaling $36.4 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26.1 million. At December 31, 2020, loans totaling $37.5 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28.6 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Payment processing fees
Payment processing income	$5,021	$3,551	$15,339	$9,023
ACH income	206	170	609	504
Customer related fees and service charges
Administrative service income	—	41	29	140
Other	81	122	263	292
Unrealized loss on loans held for sale (1)	(384)	—	(384)	—
Total noninterest income	$4,924	$3,884	$15,856	$9,959

(1)	Represents a valuation adjustment on loans held for sale, not within the scope of ASC 606.

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

There were no stock options granted during the three and nine months ended September 30, 2021 and 2020.

The following table presents a summary of the activity related to options as of September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
September 30, 2021
Outstanding at beginning of year	907,099	$14.11
Granted	—	—
Exercised	(113,121)	12.72
Forfeited	(501)	23.08
Expired	(415)	25.02
Outstanding at period end	793,062	$14.30	5.07
Vested or expected to vest	793,062	$14.30	5.07
Exercisable at period end	709,114	$13.43	4.63

The Company recognized compensation expense related to options of $117 thousand and $124 thousand for the three months ended September 30, 2021 and 2020, respectively. The Company recognized compensation expense related to options of $380 thousand and $387 thousand for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, unrecognized compensation cost related to nonvested options was approximately $562 thousand and is expected to be recognized over a weighted average period of 2.06 years. The intrinsic value for outstanding options and for options vested or expected to vest was $11.4 million and $10.8 million for exercisable options at September 30, 2021.

Information related to stock option exercises during each period is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Intrinsic value of options exercised	$403	$—	$1,275	$878
Cash received from option exercises	—	—	21	290
Excess tax benefit from option exercises	78	—	244	77

The following table presents a summary of the activity related to restricted stock as of September 30, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
September 30, 2021
Outstanding at beginning of year	380,750	$22.87
Granted	—	—
Vested	—	—
Outstanding at period end	380,750	$22.87

The Company recognized compensation expense related to restricted stock of $365 thousand and $259 thousand for the three months ended September 30, 2021 and 2020, respectively. The Company recognized compensation expense related to restricted stock of $1.1 million and $771 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $5.8 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.25 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share data)
Basic
Net income	$2,519	$3,606	$11,195	$8,736
Weighted average common shares outstanding	7,460,897	7,403,840	7,445,497	7,414,264
Basic earnings per share	$0.34	$0.49	$1.50	$1.18

Diluted
Net income	$2,519	$3,606	$11,195	$8,736
Weighted average shares outstanding for basic earnings per share	7,460,897	7,403,840	7,445,497	7,414,264
Add: Dilutive effects of share based awards	487,145	172,124	448,076	225,103
Average shares and dilutive potential common shares	7,948,042	7,575,964	7,893,573	7,639,367
Diluted earnings per share	$0.32	$0.48	$1.42	$1.14

Share-based awards totaling 107,600 and 303,250 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2021 and September 30, 2020, respectively, because they were anti-dilutive. Share-based awards totaling 107,600 and 303,250 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2021 and September 30, 2020, respectively, because they were anti-dilutive.

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

As of September 30, 2021, right of use (“ROU”) lease assets and related lease liabilities were $2.5 million and $3.1 million, respectively. As of December 31, 2020, ROU lease assets and related lease liabilities were $2.9 million and $3.5 million, respectively. ROU assets are included within other assets and related lease liabilities are included within other liabilities on the consolidated statements of financial condition.

Maturities of the Company’s operating lease liabilities at September 30, 2021 are as follows:

Operating Lease
Liabilities
(In thousands)
2021	$163
2022	643
2023	636
2024	652
2025	668
Thereafter	627
Total operating lease payments	$3,389
Less: interest	262
Present value of operating lease liabilities	$3,127

	As of September 30,
	2021		2020
Weighted-average remaining lease term	5.12	years	6.08	years
Weighted-average discount rate	3.05%		3.05%

The components of total lease cost are as follows:

	For the three months ended		For the nine months ended

	September 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease cost	$142	$141	$425	$422
Short-term lease cost	—	14	13	52
Total lease cost	$142	$155	$438	$474

Cash paid for operating leases	$161	$173	$503	$431

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

	(In thousands)
September 30, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$116,065	$—
CMOs – agency	—	25,638	—
Total	$—	$141,703	$—

December 31, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$56,400	$—
CMOs – agency	—	61,255	—
Total	$—	$117,655	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021 and 2020.

The legacy NFL consumer loan portfolio was measured on a nonrecurring basis and assigned a Level 3 fair value of $14.2 million as of September 30, 2021, as the loans are accounted for at the lower of cost or fair value. The fair value was determined using the discounted cash flow method under the income approach where the significant unobservable inputs include the cash flows and related timing, and an approximately 8% discount rate applied which reflects the rate of return market participants would expect to earn on investments of equivalent risk. The valuation adjustment recorded during the quarter totaled $384 thousand. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments at September 30, 2021 and December 31, 2020:

	Fair Value Measurement at September 30, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$138,235	$1,129	$137,106	$—	$138,235
Securities purchased under agreements to resell, at cost	50,899	—	—	50,899	50,899
Securities available-for-sale	141,703	—	141,703	—	141,703
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	735,427	—	—	735,232	735,232
Accrued interest receivable	4,462	—	280	4,182	4,462
Other assets - loans held for sale	14,200	—	—	14,200	14,200

Financial Liabilities:
Time deposits	11,125	—	11,163	—	11,163
Demand and other deposits	965,918	965,918	—	—	965,918
Secured borrowings	48	—	48	—	48
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$65,185	$1,775	$63,410	$—	$65,185
Securities purchased under agreements to resell, at cost	51,726	—	—	51,726	51,726
Securities available-for-sale	117,655	—	117,655	—	117,655
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans held for investment, net	661,019	—	—	661,992	661,992
Accrued interest receivable	4,529	—	245	4,284	4,529
Other assets - loans held for sale	—	—	—	—	—

Financial Liabilities:
Time deposits	11,202	—	11,246	—	11,246
Demand and other deposits	792,852	792,852	—	—	792,852
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

NOTE 9 — Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and nine months ending September 30, 2021 and 2020:

	Three months ended		Nine months ended

	September 30,
	2021	2020	2021	2020

	(In thousands)
Unrealized (Losses) Gains on Available-for-Sale Securities
Beginning balance	$323	$1,899	$1,408	$386
Other comprehensive (loss) income before reclassifications, net of tax	(490)	(246)	(1,575)	1,267
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive (loss) income	(490)	(246)	(1,575)	1,267
Ending balance	$(167)	$1,653	$(167)	$1,653

There were no reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2020 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

COVID-19 Pandemic Programs

We are participating in the Paycheck Protection Program administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of September 30, 2021, we have cumulatively funded PPP loans totaling $45.5 million, and have been remitted forgiveness principal payments from the SBA of $33.8 million, resulting in a net PPP loan balance of $11.7 million. All of our calendar year 2020 PPP loan originations have been fully repaid by the SBA.

In 2020, management implemented a customer payment deferral program (principal and interest) under the CARES Act to assist business borrowers and certain consumers that may have been experiencing financial hardship due to COVID-19 related challenges. As of September 30, 2021, there were no participants in our payment deferral program.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Assets.  Our total assets were $1.1 billion at September 30, 2021, an increase of $186.6 million, or 19.9%, from $936.7 million at December 31, 2020, primarily due to increases in cash and cash equivalents of $73.1 million, or 112.1%, loans held for investment of $71.7 million, or 10.7%, and securities available-for-sale of $24.0 million, or 20.4%.

Loans. The following table provides information regarding the composition of our loans held for investment portfolio at the dates indicated:

	At September 30,		At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(In thousands)
Real estate:
1 – 4 family	$44,022	5.9%	$48,433	7.2%
Multifamily	240,055	32.2	169,817	25.3
Commercial real estate	53,437	7.2	54,717	8.1
Construction	—	—	—	—
Total real estate	337,514	45.3	272,967	40.6
Commercial	398,511	53.5	358,410	53.3
Consumer	8,651	1.2	41,362	6.1
Total loans held for investment	$744,676	100.0%	$672,739	100.0%
Deferred loan fees and unearned premiums, net	(584)		(318)
Allowance for loan losses	(8,665)		(11,402)
Loans held for investment, net	$735,427		$661,019

At September 30, 2021, loans were $744.1 million, or 76.2% of total deposits, compared to $672.4 million, or 83.6% of total deposits, at December 31, 2020. The growth in loans was primarily driven by increases in multifamily and commercial loans. Multifamily loans increased $70.2 million, or 41.4%, to $240.1 million at September 30, 2021 from $169.8 million at December 31, 2020. Commercial loans increased $40.1 million, or 11.2%, to $398.5 million at September 30, 2021 from $358.4 million at December 31, 2020.

The following table sets forth the composition of our Litigation-Related loan held for investment portfolio by type of loan at the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans
Commercial Litigation-Related:
Working capital lines of credit	$197,176	55.1%	$202,021	61.4%
Case cost lines of credit	112,769	31.5	87,104	26.4
Term loans	45,425	12.7	10,527	3.2
Total Commercial Litigation-Related	355,370	99.3	299,652	91.0
Consumer Litigation-Related:
Post-settlement consumer loans	2,268	0.7	29,342	8.9
Structured settlement loans	141	0.0	236	0.1
Total Consumer Litigation-Related	2,409	0.7	29,578	9.0
Total Litigation-Related Loans	$357,779	100.0%	$329,230	100.0%

At September 30, 2021, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $357.8 million, or 48.0% of our total loan portfolio, compared to $329.2 million at December 31, 2020. In addition, we had $11.7 million in PPP loans as of September 30, 2021 to attorney customers which are excluded from the table above. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale increased $24.0 million, or 20.4%, to $141.7 million at September 30, 2021 from $117.7 million at December 31, 2020, driven by purchases of $70.5 million, offset by paydowns of $43.6 million, unrealized losses of $2.2 million through other comprehensive income, and net amortization of $613 thousand.

Funding. Total deposits increased $173.0 million, or 21.5%, to $977.0 million at September 30, 2021 from $804.1 million at December 31, 2020. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $965.9 million at September 30, 2021, or 98.9% of total deposits at that date, compared to $792.9 million or 98.6% of total deposits at December 31, 2020.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $443.9 million at September 30, 2021 which is a $63.6 million, or 16.7%, increase from the December 31, 2020 balance of $380.3 million.

At September 30, 2021, we had the ability to borrow a total of $133.8 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $27.5 million. At September 30, 2021, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2021.

Equity. Total stockholders’ equity increased $11.1 million, or 8.8%, to $137.2 million at September 30, 2021, from $126.1 million at December 31, 2020.

Asset Quality. Nonperforming assets, totaling $12 thousand, consisted of several nonaccrual consumer loans as of September 30, 2021. As of September 30, 2021, the allowance for loan losses was $8.7 million, or 1.16% of total loans, as compared to $11.4 million, or 1.70% of total loans at December 31, 2020. The decrease in the allowance as a percentage of loans is a result of the charge-off of $9.0 million upon reclassification of the legacy NFL consumer post settlement loan portfolio from held for investment to held for sale as our overall reserve for loan losses to total loans returned to pre-pandemic levels. At September 30, 2021, special mention and substandard loans totaled $24.8 million and $4.8 million, respectively.

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

	For the Three Months Ended September 30,
	2021			2020

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$738,281	$10,709	5.75%	$608,313	$8,936	5.84%
Securities, includes restricted stock	138,200	583	1.67%	113,580	494	1.73%
Securities purchased under agreements to resell	50,972	150	1.17%	—	—	—%
Interest earning cash and other	66,726	51	0.30%	143,420	66	0.18%
Total interest earning assets	994,179	11,493	4.59%	865,313	9,496	4.37%

NONINTEREST EARNING ASSETS	33,765			28,708

TOTAL AVERAGE ASSETS	$1,027,944			$894,021

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$453,678	$189	0.17%	$430,511	$203	0.19%
Time deposits	11,126	19	0.68%	17,751	85	1.90%
Total interest bearing deposits	464,804	208	0.18%	448,262	288	0.26%
Borrowings	54	1	7.35%	87	1	4.56%
Total interest bearing liabilities	464,858	209	0.18%	448,349	289	0.26%

NONINTEREST BEARING LIABILITIES
Demand deposits	414,930			315,761
Other liabilities	11,550			10,260
Total noninterest bearing liabilities	426,480			326,021
Stockholders' equity	136,606			119,651

TOTAL AVG. LIABILITIES AND EQUITY	$1,027,944			$894,021
Net interest income		$11,284			$9,207
Net interest spread			4.41%			4.11%
Net interest margin			4.50%			4.23%

	For the Nine Months Ended September 30,
	2021			2020

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$705,609	$30,408	5.76%	$587,282	$26,055	5.93%
Securities, includes restricted stock	131,019	1,588	1.62%	129,791	2,132	2.19%
Securities purchased under agreements to resell	51,185	470	1.23%	—	—	—%
Interest earning cash and other	63,354	134	0.28%	108,229	348	0.43%
Total interest earning assets	951,167	32,600	4.58%	825,302	28,535	4.62%

NONINTEREST EARNING ASSETS	32,054			29,793

TOTAL AVERAGE ASSETS	$983,221			$855,095

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$424,468	$536	0.17%	$426,347	$697	0.22%
Time deposits	11,098	59	0.71%	19,001	277	1.95%
Total interest bearing deposits	435,566	595	0.18%	445,348	974	0.29%
Borrowings	70	2	3.82%	105	4	5.09%
Total interest bearing liabilities	435,636	597	0.18%	445,453	978	0.29%

NONINTEREST BEARING LIABILITIES
Demand deposits	405,427			283,841
Other liabilities	10,393			9,421
Total noninterest bearing liabilities	415,820			293,262
Stockholders' equity	131,765			116,380

TOTAL AVG. LIABILITIES AND EQUITY	$983,221			$855,095
Net interest income		$32,003			$27,557
Net interest spread			4.40%			4.33%
Net interest margin			4.50%			4.46%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2021 vs. 2020			2021 vs. 2020
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans held for investment	$1,910	$(137)	$1,773	$5,096	$(743)	$4,353
Securities, includes restricted stock	105	(16)	89	20	(564)	(544)
Securities purchased under agreements to resell	150	—	150	470	—	470
Interest earning cash and other	(46)	31	(15)	(117)	(97)	(214)
Total interest income	2,119	(122)	1,997	5,469	(1,404)	4,065

Interest paid on:
Savings, NOW, Money Markets	11	(25)	(14)	(3)	(158)	(161)
Time deposits	(24)	(42)	(66)	(86)	(132)	(218)
Total deposits	(13)	(67)	(80)	(89)	(290)	(379)
Borrowings	—	—	—	(1)	(1)	(2)
Total interest expense	(13)	(67)	(80)	(90)	(291)	(381)
Change in net interest income	$2,132	$(55)	$2,077	$5,559	$(1,113)	$4,446

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General.  Net income decreased $1.1 million, or 30.1%, to $2.5 million for the three months ended September 30, 2021 from $3.6 million for the three months ended September 30, 2020. The decrease primarily resulted from the reclassification of the legacy NFL consumer post settlement portfolio from held for investment to held for sale, where the Company incurred a $3.4 million pretax charge. Net income was also impacted by a $2.1 million increase in net interest income and a $1.0 million increase in noninterest income, partially offset by an increase in noninterest expense of $1.7 million.

Net Interest Income.  Net interest income increased $2.1 million, or 22.6%, to $11.3 million for the three months ended September 30, 2021 from $9.2 million for the three months ended September 30, 2020, due to a $2.0 million increase in interest income and a $80 thousand decrease in interest expense.

Our net interest margin increased 27 basis points to 4.50% for the three months ended September 30, 2021 from 4.23% for the three months ended September 30, 2020.

Interest Income.  Interest income increased $2.0 million, or 21.0%, to $11.5 million for the three months ended September 30, 2021 from $9.5 million for the three months ended September 30, 2020 and was attributable to an increase in loan, reverse repurchase interest income, and interest income on securities, offset by a decrease in interest earning cash and other.

Loan interest income increased $1.8 million, or 19.8%, to $10.7 million for the three months ended September 30, 2021 from $8.9 million for the three months ended September 30, 2020. This increase was attributable to a $130.0 million, or 21.4%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios offset by a 9 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was partially offset by an 8 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income increased $89 thousand, or 18.0%, to $583 thousand for the three months ended September 30, 2021 from $494 thousand for the three months ended September 30, 2020. This increase was attributable to a $24.6 million, or 21.7%, increase in average securities balances, offset by a 6 basis point decrease in yields, driven by accelerated prepayments due to the current interest rate environment.

Securities purchased under agreements to resell income was $150 thousand for the three months ended September 30, 2021. We invested excess deposit funds in reverse repurchase agreements in the fourth quarter of 2020.

Interest earning cash and other interest income decreased $15 thousand, or 22.7%, to $51 thousand for the three months ended September 30, 2021 from $66 thousand for the three months ended September 30, 2020.

Interest Expense.  Interest expense decreased $80 thousand, or 27.7%, to $209 thousand for the three months ended September 30, 2021 from $289 thousand for the three months ended September 30, 2020, primarily attributable to rate reductions on deposits. The blended interest rate we paid on interest bearing deposits decreased 8 basis points to 0.18% for the three months ended September 30, 2021 from 0.26% for the three months ended September 30, 2020. Our average balance of interest bearing deposits increased $16.5 million, or 3.7%, to $464.8 million for the three months ended September 30, 2021 from $448.3 million for the three months ended September 30, 2020 attributable primarily to our litigation and small business depository relationships, offset by certificate of deposit maturities.

Provision for Loan Losses.  Our provision for loan losses was $3.8 million for the three months ended September 30, 2021 compared to $900 thousand for the three months ended September 30, 2020. The third quarter 2021 provision for loan losses was driven by the reclassification of the legacy NFL consumer post settlement loan portfolio from held for investment to held for sale, which resulted in a $9.0 million charge-off of which $3.0 million was recognized as a component of the third quarter’s provision for loan losses.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$5,021	$3,552	$1,469	41.4%
ACH income	206	169	37	21.9
Customer related fees and service charges
Administrative service income	—	41	(41)	(100.0)
Other	81	122	(41)	(33.6)
Unrealized loss on loans held for sale	(384)	—	(384)	NA
Total noninterest income	$4,924	$3,884	$1,040	26.8%

Payment processing income increased due to the continued expansion of our sales channels through ISOs, the increased number of merchants, payment processing volume increases and fee allocation arrangements, as well as the reopening of the economy as the pandemic restrictions continued to ease nationally. Quarterly volumes increased $2.0 billion, or 47.6%, to $6.2 billion, as compared to the third quarter of 2020. Customer related fees and service charges have decreased due to decreases in administrative service income on off-balance sheet funds, which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates. Off-balance sheet sweep funds totaled $443.9 million at September 30, 2021, demonstrating the continued strength of our branchless core business model. Upon reclassification of the NFL consumer post settlement loan portfolio, the Company incurred an unrealized loss of $384 thousand.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$5,523	$4,372	$1,151	26.3%
Occupancy and equipment	696	615	81	13.2
Professional and consulting services	773	845	(72)	(8.5)
FDIC and regulatory assessments	111	95	16	16.8
Advertising and marketing	289	171	118	69.0
Travel and business relations	105	33	72	218.2
Data processing	977	772	205	26.6
Other operating expenses	533	382	151	39.5
Total noninterest expense	$9,007	$7,285	$1,722	23.6%

Employee compensation and benefits costs increased due to increases in staffing of 16% to support our investment in digital platforms and related sales/marketing divisions, and the impact of salary and stock-based compensation increases. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Other operating expenses increased due to hiring efforts to support our investment in digital platforms and related sales/marketing divisions as well as general increases in staffing to support our continued growth. Advertising, marketing, travel and business relations costs increased as we continued our digital marketing efforts and thought leadership in our national verticals. We have also re-engaged in our traditional high touch marketing and sales efforts at conferences and other in-person industry forums. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform and additional office space to support our continued growth. Professional and consulting services costs decreased subsequent to our third quarter 2020 rebranding launch and from the transition of consultants to full time employees, partially offset by approximately $240 thousand in costs associated with the management of the NFL loan portfolio.

Income Tax Expense.  We recorded an income tax expense of $932 thousand for the three months ended September 30, 2021, reflecting an effective tax rate of 27.0%, compared to $1.3 million, or 26.5%, for the three months ended September 30, 2020. This effective tax rate increase was driven by the continued expansion of our national litigation and merchant platforms as well as certain non-deductible compensation expenses.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General.  Net income increased $2.5 million, or 28.1%, to $11.2 million for the nine months ended September 30, 2021 from $8.7 million for the nine months ended September 30, 2020. The increase resulted from a $5.9 million increase in noninterest income and a $4.4 million increase in net interest income, partially offset by an increase in noninterest expense of $5.4 million.

Net Interest Income.  Net interest income increased $4.4 million, or 16.1%, to $32.0 million for the nine months ended September 30, 2021 from $27.6 million for the nine months ended September 30, 2020, due to a $4.1 million increase in interest income and a $381 thousand decrease in interest expense.

Our net interest margin increased 4 basis points to 4.50% for the nine months ended September 30, 2021 from 4.46% for the nine months ended September 30, 2020. The increase in net interest margin was due to the stability of our interest earning asset yields and a decline of 11 basis points on our cost of interest bearing deposits.

Interest Income.  Interest income increased $4.1 million, or 14.2%, to $32.6 million for the nine months ended September 30, 2021 from $28.5 million for the nine months ended September 30, 2020 and was attributable to an increase in loan and reverse repurchase interest income offset by a decrease in interest income on securities and interest earning cash and other.

Loan interest income increased $4.4 million, or 16.7%, to $30.4 million for the nine months ended September 30, 2021 from $26.1 million for the nine months ended September 30, 2020. This increase was attributable to a $118.3 million, or 20.1%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios offset by a 17 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was partially offset by a 11 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $544 thousand, or 25.5%, to $1.6 million for the nine months ended September 30, 2021 from $2.1 million for the nine months ended September 30, 2020. This decrease was attributable to a 57 basis point decrease in yields, driven by accelerated prepayments due to the current interest rate environment.

Securities purchased under agreements to resell income was $470 thousand for the nine months ended September 30, 2021. We invested excess deposit funds in reverse repurchase agreements in the fourth quarter of 2020.

Interest earning cash and other interest income decreased $214 thousand, or 61.5%, to $134 thousand for the nine months ended September 30, 2021 from $348 thousand for the nine months ended September 30, 2020. This decrease was attributable to a 15 basis point decrease in yields driven by the current interest rate environment and a $44.9 million, or 41.5%, decrease in average cash balance primarily due to deployment of excess funds into higher yielding reverse repurchase agreements.

Interest Expense.  Interest expense decreased $381 thousand, or 39.0%, to $597 thousand for the nine months ended September 30, 2021 from $978 thousand for the nine months ended September 30, 2020, primarily attributable to rate reductions on deposits. The blended interest rate we paid on interest bearing deposits decreased 11 basis points to 0.18% for the nine months ended September 30, 2021 from 0.29% for the nine months ended September 30, 2020. Our average balance of interest bearing deposits decreased $9.8 million, or 2.2%, to $435.6 million for the nine months ended September 30, 2021 from $445.3 million for the nine months ended September 30, 2020 attributable primarily to decreases in time deposits as a result of certificate of deposit maturities.

Provision for Loan Losses.  Our provision for loan losses was $6.4 million for the nine months ended September 30, 2021 compared to $4.7 million for the nine months ended September 30, 2020. The provision for loan losses was driven by the reclassification of the legacy NFL consumer post settlement loan portfolio from held for investment to held for sale, which resulted in a $9.0 million charge-off of which $3.0 million was recognized as a component of the third quarter’s provision for loan losses. The remaining provision for the nine months ended September 30, 2021 relates to an increase in the general reserve attributable to loan growth.

Noninterest Income.  Noninterest income information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$15,339	$9,023	$6,316	70.0%
ACH income	609	504	105	20.8
Customer related fees and service charges
Administrative service income	29	140	(111)	(79.3)
Other	263	292	(29)	(9.9)
Unrealized loss on loans held for sale	(384)	—	(384)	NA
Total noninterest income	$15,856	$9,959	$5,897	59.2%

Payment processing income increased due to the continued expansion of our sales channels through ISOs, the increased number of merchants, payment processing volume increases and fee allocation arrangements as well as the reopening of the economy. Quarterly volumes increased $7.0 billion, or 67.3%, to $17.4 billion, as compared to the nine months ended 2020. Customer related fees and service charges have decreased due to decreases in administrative service income on off-balance sheet funds, which is impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates. Off-balance sheet sweep funds totaled $443.9 million at September 30, 2021, demonstrating the continued strength of our branchless core business model. Upon reclassification of the NFL consumer post settlement loan portfolio, the Company incurred an unrealized loss of $384 thousand.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$16,189	$12,448	$3,741	30.1%
Occupancy and equipment	2,104	1,735	369	21.3
Professional and consulting services	2,352	2,382	(30)	(1.3)
FDIC and regulatory assessments	320	280	40	14.3
Advertising and marketing	936	289	647	223.9
Travel and business relations	212	173	39	22.5
Data processing	2,734	2,272	462	20.3
Other operating expenses	1,466	1,351	115	8.5
Total noninterest expense	$26,313	$20,930	$5,383	25.7%

Employee compensation and benefits costs increased due to a 16% increase in staffing to support our investment in digital platforms and related sales/marketing divisions, and the impact of salary and stock-based compensation increases. Advertising and marketing costs increased as we continued our new digital marketing efforts and thought leadership in our national verticals. We also re-engaged in our traditional high touch marketing and sales efforts at conferences and other in-person industry forums. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform, precautionary office cleaning costs related to COVID-19 and additional office space to support our continued growth.

Income Tax Expense.  We recorded an income tax expense of $4.0 million for the nine months ended September 30, 2021, reflecting an effective tax rate of 26.1%, compared to $3.2 million, or 26.5%, for the nine months ended September 30, 2020. The decrease in tax rate was due to certain discrete tax benefits related to shared based compensation.

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

	At September 30,
	2021
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$66,433	$19,307
300	61,333	14,207
200	56,306	9,180
100	51,652	4,526
0	47,126	—
-100	44,779	(2,347)
-200	43,347	(3,779)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2021.

	At September 30,
	2021
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$204,533	$58,050
300	191,738	45,255
200	178,051	31,568
100	163,132	16,649
0	146,483	—
-100	120,168	(26,315)
-200	103,634	(42,849)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $138.2 million.

At September 30, 2021, through pledging of our securities and certain loans, we had the ability to borrow a total of $133.8 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $27.5 million. At September 30, 2021, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2021.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2021,

Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2021
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.90%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.79%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.79%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.32%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2021, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases of our common stock during the quarter ended September 30, 2021 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2021 through July 31, 2021	—	$—	—	265,694
August 1, 2021 through August 31, 2021	—	—	—	265,694
September 1, 2021 through September 30, 2021	—	—	—	265,694
Total	—	$—	—	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 10, 2021	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: November 10, 2021	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer