Form 10-K
period 2021-12-31
Esquire Financial Holdings, Inc.
filed 2022-03-11
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $23.70 as of June 30, 2021, was $159.0 million.

As of March 1, 2022, there were 8,087,070 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

i

PART I

ITEM 1.    Business

Forward-Looking Statements

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (ISOs) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from a low interest rate environment;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, primarily anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial and consumer loans tailored to the litigation market (“Litigation-Related Loans”) enhance our overall yield on our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. Additionally, our payment processing activities generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate as demonstrated by comparing our performance metrics for the years ended 2021 and 2020.

For the year ended December 31, 2021:

●	Our net income was $17.9 million or $2.26 per diluted share.
●	We had a net interest margin of 4.49%, primarily driven by a low cost of funds of 0.10% on our deposits (including demand deposits).
●	Our loans held for investment increased 24.9%, or $155.7 million, to $784.5 million, excluding the effects of the reclassification of our NFL portfolio and net payoffs of our Paycheck Protection Program (“PPP”) loans, with solid asset quality metrics.

●	Our noninterest income increased 43.5%, or $6.4 million, to $21.0 million, which represented 32.5% of our total revenue (net interest income plus noninterest income) at December 31, 2021, primarily driven by our payment processing platform.
●	As of December 31, 2021, our total assets, loans, deposits and stockholders’ equity totaled $1.2 billion, $784.5 million, $1.0 billion and $143.7 million, respectively.

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions including our digital platform. In October 2020, we launched a suite of best-in-class digital technologies including our customer centric Customer Relationship Management (“CRM”) application coupled with our digital marketing resources, newly designed and highly functional website, and new brand image to support future growth. These digital technologies support our seamless communication to the communities we serve, provide best-in-class multimedia digital marketing capabilities, streamline our online functionality and associated application processes, and will support our industry leading performance metrics through the next decade and beyond.

Our relationships within the litigation community are a key contributor to our loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 65% of our deposit base at December 31, 2021. In addition to our lending activities, we have also remained steadfast in growing our payment processing platform. We provide dynamic and flexible payment processing solutions to small business owners. Our payment processing platform has grown to approximately 65,000 small businesses at December 31, 2021, which generated 32.2% of our revenue for the year ended December 31, 2021. We believe that both our litigation and payment processing platforms represent a significant opportunity for future growth in lending, fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $1.0 billion at December 31, 2021, which is the key driver of our total cost of deposits of 0.10%. These stable low cost funds are driven by our litigation related operating and escrow commercial deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. We do not have traditional “brick and mortar” branches to support our deposit growth. Instead, we rely on our robust litigation related network to gather deposits and our customers utilize online cash management technology to manage their operating and escrow accounts as well as their business banking needs across the country.

Market Area

We define the market area for our legal community products as law firms practicing within the United States, United States territories and United States commonwealths, and we serve the litigation industry on a nationwide basis. For traditional community banking products and services, our primary market area is the New York metropolitan area, specifically Nassau and New York (Manhattan) Counties in New York and secondarily throughout the state of New York. As a Visa and MasterCard member, we provide payment processing for small businesses located throughout the United States primarily through relationships with third party ISOs.

We have established our niche in the litigation market through the strategic development of a business model that understands our market’s unique needs and provides access to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our management team, Board, attorney stockholders and attorney customers and our investment in our CRM and related digital platforms. Our attorney customers and attorney stockholders are well-known, influential market figures and active members of some of the leading litigation law firms in the nation and national and state bar associations as well as other industry leading companies. In addition, we have established informal affiliations or relationships with key industry organizations such as National Trial Lawyer Association, American Association of Justice, New York State Trial Lawyers Association, Consumer Attorneys of California, and a number of other state and national trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to tens of thousands of plaintiff law firms as we leverage our CRM, digital marketing and other proprietary technologies.

Our traditional community banking market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. As of December 31, 2021, New York County’s $2.2 trillion deposit market was much larger than the $101 billion deposit market in Nassau County.

We have established an extensive market for our payment processing business as an acquiring bank throughout the United States and its territories. We have a senior product management team with combined experience of over seventy years which has developed in excess of 28 active ISO relationships servicing approximately 65,000 merchants. The ISO model insulates the bank’s capital from merchant losses through merchant reserves, ISO reserves, ISO monthly residuals and ISO portfolio values. In addition to mitigating risk, the ISO business model allows the Bank to solicit merchants nationwide using numerous independent sales agents employed by our ISOs.

Competition

The bank and non-bank financial services industries in our markets and surrounding areas is highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance companies on a nationwide basis. We experience competition in both lending and attracting deposit funds as well as payment processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

Competition for Litigation-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. While some overlap exists between the litigation market loan products offered by Esquire Bank and these companies (primarily lines of credit, case-cost and post-settlement commercial loans), there are a number of critical differences that management believes give Esquire Bank a competitive advantage:

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

The Bank provides payment processing services as an acquiring bank primarily through the third-party or ISO business model in which we process credit, debit card, and ACH transactions on behalf of merchants.  We are one of less than one hundred US acquiring banks and face competition from many larger institutions, including large commercial banks and third party processors, that operate in the payment processing business.  We believe we have a competitive advantage to continue to attract and retain ISOs and merchants when considering our history of successful operations, flexibility to settle through multiple payment processing platforms, superior customer relationship management, and an ability to tailor our contractual arrangements to our customers’ needs.

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Litigation-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2021, these product lines in aggregate totaled $386.0 million (or 49.2% of our loan portfolio). As of December 31, 2021, our commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and post-settlement commercial and other commercial Litigation-Related Loans (“Commercial Litigation-Related Loans”), totaled

$383.4 million, or 99.3% of our total Litigation-Related Loan portfolio and 48.8% of our loan portfolio. As of December 31, 2021, our consumer Litigation-Related Loans, which consist of held for investment post-settlement consumer loans and structured settlement loans (“Consumer Litigation-Related Loans”), totaled $2.6 million, or 0.7% of our total Litigation-Related Loan portfolio and 0.3% of our loan portfolio. With respect to our Litigation-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2021, approximately 31.2% and 18.9% of the Commercial Litigation-Related Loans outstanding had been extended to customers in New York and California, respectively. There were three other states with loan balance concentrations exceeding 5.0% each of total Commercial Litigation-Related Loans.

As of December 31, 2021, our total real estate loans, which consist of 1 – 4 family loans, commercial real estate loans and multifamily loans, totaled $344.2 million (or 43.8% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified merchant customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2021, commercial loans (excluding Commercial Litigation-Related Loans of $383.4 million) totaled $48.7 million (or 6.2% of total loans). All commercial loans totaled $432.1 million (or 55.0% of our total loans) at December 31, 2021.

Commercial Litigation-Related Loans.  The following is a summary of the specialized commercial loan products we offer to meet the needs of the litigation community. Commercial Litigation-Related Loans are made to attorneys and law firms and the outstanding loan balances are included in the loan balance for commercial loans as noted above. A unique aspect of our underwriting involves advances of loan proceeds against a “borrowing base,” which typically consists of the inventory of litigation cases for the firm. We complement this with traditional commercial underwriting (See “— Credit Risk Management” below). Generally, the maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time and takes into account the firm’s operating performance and related debt service coverage. In addition, on an opportunistic basis, we lend to law firms that may exhibit fluctuating earnings, cumulative deficits, and negative cash flows. In such cases, we employ an asset based lending model to the deal structure. We consider such financing opportunities where the terms and structure present manageable risks and the opportunity to achieve above average returns.

●	Working Capital Lines of Credit (“WC LOC”). WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $210.1 million at December 31, 2021 (or 54.4% of total Litigation-Related Loans).
●	Case Cost Lines of Credit. Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $127.9 million at December 31, 2021 (or 33.1% of total Litigation-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, medical record costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client from the law firm. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.

●	Term Loans. Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $45.4 million at December 31, 2021 (or 11.8% of total Litigation-Related Loans).
●	Post-Settlement Commercial and Other Commercial Litigation-Related Loans. Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial litigation-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2021 there were no post-settlement commercial loans outstanding.
●	Paycheck Protection Program Loans. In response to the COVID-19 pandemic, we elected to participate in the PPP administered by the U.S. Small Business Administration (“SBA”) with the intention to provide our customer base access to this critical program. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of December 31, 2021, we had PPP loans totaling $4.2 million (or 1.0% of total commercial loans) of which $2.1 million were with our commercial litigation related customers that were not included in the Commercial Litigation-Related Loans product line.

Consumer Loans.  Consumer loans are primarily post-settlement consumer and, to a lesser extent, structured settlement loans made to plaintiffs and claimants as described below. Consumer loans are also originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2021, total consumer loans held for investment (excluding Consumer Litigation-Related Loans of $2.6 million) totaled $6.1 million (or 0.8% of total loans).

Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of held for investment post-settlement consumer loans to individuals was $2.5 million at December 31, 2021.

Real Estate Loans.  The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $254.9 million (or 32.5% of total loans) as of December 31, 2021. The multifamily loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. We originate and purchase multifamily loans. Whether originated or purchased, all loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($40.8 million, or 5.2% of total loans, as of December 31, 2021) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Commercial Real Estate (“CRE”).  CRE loans totaled $48.6 million (or 6.2% of total loans) as of December 31, 2021 and consisted primarily of loans secured by hospitality properties (47.7% of the CRE portfolio), warehouses (31.8% of the CRE portfolio), condo associations and office/retail properties (11.3% of the CRE portfolio) with the remainder comprised of mixed use properties (9.2% of the CRE portfolio). Owner-occupied loans represented 12.3% of the CRE portfolio at December 31, 2021. We both originate and purchase CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

Construction Loans.  Construction loans are originated on an opportunistic basis. At December 31, 2021, there were no construction loans.

Payment Processing Activities

We provide payment processing as an acquiring bank primarily through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. This model is designed to mitigate the risks associated with merchant losses resulting from chargebacks, fraud, non-compliance issues or even ISO or merchant insolvency. In an ISO model, the bank and the ISO jointly enter into the merchant agreement with each merchant. We believe this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. To date, Esquire Bank has not incurred any losses from its payment processing activities.

We entered into the payment processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2021, payment processing revenues were approximately $20.9 million, which was 32.2% of our total revenue and represented an increase of 47.9% as compared to 2020. At December 31, 2021, we had 28 active ISOs, servicing approximately 65,000 merchants, and for the year ended December 31, 2021, we processed $23.7 billion in card volume. We intend to continue to expand our payment processing business.

Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, product delivery timeframe, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2021, we had contractual arrangements with four payment processors or clearing agents, TSYS, NCR, Repay and Fiserv, which are utilized by Esquire Bank and our ISOs to authorize, clear and settle card transactions.

We have implemented a comprehensive risk mitigation program for our payment processing business which includes detailed policies and procedures applicable to both ISOs and merchants pertaining to due diligence, risk and underwriting and Bank Secrecy Act and card brand network (i.e. Visa and Mastercard) compliance, among other objectives. Our Merchant Acquiring and Risk Policy establishes authorities and guidelines for the Bank to acquire payment processing arrangements with ISOs, agent banks, payment facilitators, direct merchants and through merchant portfolio acquisitions. Such guidelines include initial and ongoing due diligence requirements and approval authorities. All merchants, regardless of how the merchant is acquired, must meet our Merchant Credit/Underwriting Policy requirements. In addition, credit approval requirements and authorities for approving merchants and ISOs are clearly defined in our Merchant Acquiring and Risk Policy.

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

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our payment processing portfolio as compared to direct payment processing providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2021, we received a blended rate of approximately nine basis points for payment processing, compared to direct payment processing providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the

FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing more than 65% of the $1.0 billion in total deposits at December 31, 2021. Our core deposits (excluding time deposits) represent 98.1% of our total deposits at December 31, 2021. Our total cost of deposits is 0.10% for the year ended December 31, 2021, anchored by our noninterest bearing demand deposits and litigation related escrow funds representing 39.8% and 40.1%, respectively, of total deposits. We require deposit balances associated with our commercial loan arrangements and cash management relationships maintained by our commercial lending. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Jericho, New York. The vast majority of our customers utilize our online cash management technology to manage their operating and escrow accounts across the country.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings as a significant funding source. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our payment processing platform and other local businesses, individuals through client referrals and other relationships and through our single retail branch. We believe we have a very stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 98.1% in core deposit accounts at December 31, 2021. Our deposit strategy primarily focuses on developing borrowing and other service orientated relationships with customers rather than competing with other institutions on rate. We have established deposit concentration thresholds to avoid the possibility of dependence on any single depositor base for funds.

The Bank participates in sweep programs to provide our customers FDIC insured deposit products and access to treasury secured money market funds. In order to participate in these programs, the Bank places, or sweeps, deposits to these programs which can be subsequently utilized as a source of liquidity. The litigation market provides unique opportunities for the Bank to access funds due to the significant deposit sources such as mass tort and class action settlements and escrow deposits. As of December 31, 2021, off-balance sheet sweep funds totaled approximately $538 million.

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

Underwriting.  In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate loan to value guidelines for collateral secured loans;
●	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral;
●	ensuring that each loan is properly documented with perfected liens on collateral; and
●	applying customized risk rating models tailored to our lending activities.

Commercial Loans.  These loans are typically made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and the collateral securing these loans which may fluctuate in value. Our commercial loans are originated based on the identified cash flow of the borrower and on the underlying collateral provided by the borrower. Most often, for our Litigation-Related Loans, this collateral consists of the case inventory of the law firm (borrowing base) and, to a lesser extent, accounts receivable or equipment.

●	Commercial Litigation-Related Loans (working capital lines of credit, case cost lines of credit, and term loans). We perform the underwriting criteria typical for commercial business loans (generally, but not limited to, three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials, credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff practice are required. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated taking into account the firm’s operating performance and related debt service coverage. In connection with these loans, the Bank generally requires personal guarantees of key partners as well as assignment of life insurance of partners in most cases, in accordance with our Board approved Lending Policy.

From time to time we will have the opportunity to provide financing to a law firm that through its existence or its partners’ professional work histories have demonstrated long-term success with large, complex, and profitable litigations. Firms of this nature are structured in such a way that their business model and legal talent profile has been positioned to manage such activity. These are typically firms specializing in Mass Tort or Class Action claims which often exhibit cumulative deficits, fluctuating earnings, and extended periods of negative cash flow. When structured properly, with sufficient due diligence and the application of loan structuring concepts typically associated with asset based lending, such facilities can present manageable risks and above average returns. We will entertain such financing opportunities where the terms, structure, borrower willingness and ability to cooperate with our underwriting requirements will provide an appropriate risk adjusted return.

Consumer Loans.  Consumer loans primarily consist of our Consumer Litigation-Related Loans, which include post-settlement consumer loans and, to a lesser extent, structured settlement loans. Post-settlement consumer loans are generally for two year terms with extensions granted based on acceptable supporting documentation regarding case status and viability, at Esquire Bank’s discretion. To ensure the value of the settlement amount and likelihood and timeframe of payout, we require an executed settlement agreement or an affidavit of attorney attesting to the existence of an accepted offer. As the settlements are court ordered, the risks of settlements being renegotiated after we have made the loans are minimal. The loan-to-value (“LTV”) ratio is generally limited to 50% of the net settlement amount due to the borrower. Other consumer loans originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs, are generally dependent on the credit quality of the individual borrower and may be secured or unsecured.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2021, our regulatory limit on loans-to-one borrower was $19.7 million.

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

In addition to our general credit risk management processes, we employ incremental risk management processes for our commercial loans to law firms and our post-settlement loan portfolio. We require borrowing base updates at least annually and also engage in active review and monitoring of the borrowing base collateral, including assessments of the underlying litigation status and quality of the legal work. Where a relationship is considered to be structured similar to an asset based lending facility, the ongoing credit risk management of the relationship is conducted at least semiannually.

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale and can be used to collateralize Federal Home Loan Bank of New York (FHLB) borrowings, FRB borrowings, public funds deposits or other borrowings. At December 31, 2021, our securities had a fair value of $148.4 million, and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

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

We are required to maintain an investment in FHLB stock, which investment is based primarily on the level of our FHLB borrowings. Additionally, we are required to maintain an investment in Federal Reserve Bank of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2021.

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the Ginnie Mae (“GNMA”) pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost. The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2021, there is one open contract with one counterparty that is scheduled to mature within thirty days with a carrying amount of $50.3 million.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, the Federal Reserve Bank discount window and other financial institutions. Although we do not utilize borrowings as a significant funding source, we have from time to time utilized advances from the FHLB to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2021, we had $141.4 million of available borrowing capacity with the FHLB. We also had a borrowing capacity with the Federal Reserve Bank of New York discount window of $26.1 million. The other borrowing lines are maintained primarily for contingency funding sources. No amounts were outstanding on any of the aforementioned lines as of December 31, 2021.

Human Capital Resources

At December 31, 2021, we employed 110 individuals, nearly all of whom are full-time and of which approximately 65% are either minorities or women. None of our employees are represented by a collective bargaining agreement. The Company’s national platform employs a business model that combines high-touch service, technology and a relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who also fit our corporate culture.

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

Safety, Health and Welfare. The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees and their families. The Bank requires certain health protocols to be followed as deemed necessary by state and local authorities, including, but not limited to, reduced corporate travel, office cleaning measures, social distancing practices and the use of face coverings. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s response has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.

Benefits. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, paid time off and leave policies.

Community Involvement. As part of our Community Reinvestment Act obligations as a community bank, Esquire Bank supports a multitude of diverse, worthy, community-based organizations through a comprehensive grant and lending program. Additionally, the Bank donates to a variety of local and national charitable organizations.

Subsidiaries

Esquire Bank, National Association is the sole subsidiary of Esquire Financial Holdings, Inc. and there are no subsidiaries of Esquire Bank, National Association.

Supervision and Regulation

General.  Esquire Bank is a national bank organized under the laws of the United States of America and its deposits are insured to applicable limits by the Deposit Insurance Fund (the “DIF”). The lending, investment, deposit-taking, and other business authority of Esquire Bank is governed primarily by federal law and regulations and Esquire Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Esquire Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the Office of the Comptroller of the Currency (the “OCC”), and to a lesser extent by the FDIC, as its deposit insurer, as well as by the FRB. Esquire Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the Consumer Financial Protection Bureau, though the OCC is responsible for examining and supervising the bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a national bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Esquire Financial Holdings, Inc. is a bank holding company, due to its control of Esquire Bank, and is therefore subject to the requirements of the BHC Act and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB.

Any change in the applicable laws and regulations, whether by the OCC, the FDIC, the FRB or through legislation, could have a material adverse impact on Esquire Bank, the Company and their operations and the Company’s stockholders.

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. Among other things, the Dodd-Frank Act (i) created the Consumer Financial Protection Bureau as an independent bureau to assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators; (although institutions of less than $10 billion in assets, such as Esquire Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their primary federal bank regulator rather than the Consumer Financial Protection Bureau); (ii) directed changes in the way that institutions are assessed for deposit insurance; (iii) mandated the revision of regulatory capital requirements; (iv) codified the FRB’s long-standing policy that a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks; (v) required regulations requiring originators of certain securitized loans to retain a percentage of the risk for the transferred loans; (vi) stipulated regulatory rate-setting for certain debit card interchange fees; (vii) repealed restrictions on the payment of interest on commercial demand deposits; (viii) enacted the so-called Volcker Rule, which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge funds and (ix) contained a number of reforms related to mortgage originations.

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

Legislation enacted in 2018 required the federal banking agencies, including the Federal Reserve, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in 2019 set the community bank leverage ratio at 9%. The Bank has not elected to utilize this alternative framework as of December 31, 2021.

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

In September 2021, Esquire Bank sold its legacy consumer NFL portfolio to its parent company, Esquire Financial, at a fair value of approximately $14.6 million, in compliance with Regulation W.

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

Enforcement

The OCC has extensive enforcement authority over national banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The OCC may also appoint a conservator or receiver for a national bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices.

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

Payment Processing

Esquire Bank is also subject to the rules of Visa, MasterCard and other payment networks in which it participates. If Esquire Bank fails to comply with such rules, the networks could impose fines or require us to stop providing payment processing for cards under such network’s brand or routed through such network.

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

The Company will lose its emerging growth company status on December 31, 2022 since that would be the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we do business, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. It has also negatively affected individuals ability to work, which impacts the housing and multifamily rental markets.

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

At December 31, 2021, our commercial loans totaled $432.1 million, or 55.0% of our total loans, including $383.4 million of Commercial Litigation-Related Loans, which represented 88.7% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and other commercial litigation-related loans. These loans generally have more risk than 1 – 4 family mortgage loans and commercial loans secured by real estate.

Since repayment of commercial loans, including our Commercial Litigation-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Litigation-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions, the timing of the overall judicial process, and the timing of those settlements as well as related payments on those settlements. In our experience, an average case can take two to four years to litigate and settle. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Litigation-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family mortgage loan or a commercial real estate loan.

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

At December 31, 2021, we had $254.9 million of multifamily loans and $48.6 million of commercial real estate loans. Multifamily and commercial real estate loans represented 38.7% of our total loan portfolio at December 31, 2021. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending because payments on such loans are often dependent on the successful operation or development of the property or business involved. Repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We expect to increase our originations of consumer loans, including post-settlement consumer and structured settlement loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2021, our consumer held for investment loans totaled $8.7 million, or 1.1% of our total loan portfolio, of which $2.5 million, or 28.2%, were post-settlement consumer loans and $0.1 million, or 1.3%, were structured settlement loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than 1 – 4 family loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Litigation-Related Loans, which consist of post-settlement consumer and structured settlement loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our originations of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.

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

Moreover, in August 2020, certain former NFL players filed lawsuits with the Court challenging the use of “race norming” to systematically disfavor Black players who submitted claims in the NFL Concussion Settlement Program. In general, the lawsuits alleged that “race-norming” was being used in the claims administration process to artificially reduce estimates of Black players’ pre-concussion cognitive functioning levels thereby concluding that Black players suffered lesser impairments from their concussions than their medical diagnoses and tests otherwise indicated.  As a result, the plaintiffs allege that Black claimants were determined not to qualify for settlement payments despite sustaining incapacitating injuries comparable to their white counterparts. In March 2021, the Court dismissed one of the lawsuits on procedural grounds. On June 2, 2021, the NFL and class counsel voluntarily pledged to abandon “race-norming” in the assessment of all settlement claims both prospectively and retrospectively. On October 23, 2021, there was further agreement that no race norms or race demographic estimates shall be used in the settlement program going forward and the NFL will not be able to appeal to settlement administrators to require race norms be applied.  Revised claims assessment standards have yet to be finalized as of the filing of this report. Overall, we believe this represents a positive development for NFL claimants and should positively impact our borrowers but will again further extend the NFL portfolio duration as the claim settlement process is re-calibrated and new claims protocols are developed for retrospective and prospective claims.

As of December 31, 2021, we have received payoffs on approximately 31% of our NFL claimant loans as compared to the overall payoffs for claim registrations with the NFL claims administrator of approximately 8%. In the third quarter of 2021, we reclassified our legacy consumer NFL loan portfolio to loans held for sale where we incurred a $9.0 million charge-off. Subsequent payoffs and valuation adjustments totaling $0.5 million drove a carrying amount of $14.1 million as of December 31, 2021, which represents approximately 60% of our funded loan balance. If the processing of claims for our portfolio continues to extend beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, effects of the pandemic, revised protocols due to “race-norming” claims, or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible write-downs of these loans could occur or increase in the future, which would negatively impact our earnings.

We may incur losses related to our NFL consumer loans held for sale if we are unable to exit at our current fair market value estimate, which is based on significant assumptions related to the timing and amount of cash flows we may receive.

On September 29, 2021, we reclassified our legacy NFL consumer loan portfolio to loans held for sale due to the duration extension of these loans as a result of revisions to various claims administration protocols, the ongoing effects of the pandemic, revisions to qualifying physician requirements, and the controversial use of race-based norms. Our carrying amount of the portfolio is $14.1 million at December 31, 2021, is accounted for at lower of cost or market and based on significant assumptions related to the timing and amount of cash flows to be received from the borrower payments as well as a market discount rate. These assumptions can differ significantly from our estimate at the time of transfer due to the pending court approval of a new agreement which excludes race-based norms, potential for fraud by the borrowers or others, ongoing effects of the pandemic, other administrative changes and the interest rate environment. As a result, possible write-downs of these loans held for sale could occur which would negatively impact our earnings.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2021, 56.9% of our loan portfolio was in New York and our loan portfolio had concentrations of 45.5% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

At December 31, 2021, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.16%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. We had $6 thousand in nonperforming loans at December 31, 2021. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

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

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2021, the weighted average age of our loans was 4.97 years, 2.08 years, 2.04 years, 3.07 years and 1.56 years for our 1 – 4 family loans, multifamily loans, commercial real estate loans, commercial loans and consumer loans, respectively. At December 31, 2021, the weighted average age of our loan portfolio was 2.77 years, however, the average customer relationship is of a longer term.

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

We have only been in existence since 2006, and from 2016 through 2021, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our limited operating history and recent accelerated growth, in particular in our payment processing business, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

A substantial portion of our business is dependent on the prospects of the legal industry and changes in the legal industry may adversely affect our growth and profitability.

We depend on our relationships within the legal community and our products and services tailored to the legal industry account for a significant source of our revenue. As we intend to focus our growth on our Litigation-Related Loan products, changes in the legal industry, including a significant decrease in the number of litigation cases in the United States, reform of the tort industry that reduces the ability of plaintiffs to bring cases or reduces the damages plaintiffs can receive, or a significant increase in the unemployment rate for attorneys, could, individually or in the aggregate, have a material adverse effect on our profitability, financial condition and growth of our business.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, 1 – 4 family and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Inflation could also negatively impact us through rising costs and interest rates. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ten largest deposit clients account for 19.3% of our total deposits.

As of December 31, 2021, our ten largest bank depositors accounted for, in the aggregate, 19.3% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

We rely heavily on our management team and our business could be adversely affected by the unexpected loss of one or more of our officers.

We are led by a management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key officers, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of identifying key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our officers could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term business and customer relationships and the difficulty of finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.

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

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. Specifically, we depend on third parties to provide our core systems processing, essential web hosting and other internet systems, deposit processing and other processing services. In connection with our payment processing business, we (and our ISOs) rely on various third parties to provide processing and clearing and settlement services to us in connection with card transactions. If these third-party service providers experience difficulties, fail to comply with banking regulations or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our business, and in particular, our payment processing business, is partially dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities, and, as discussed above, those the third-party service providers upon which we depend, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks, as well as those of our ISOs and processors. Under the card network rules and various federal and state laws, we are responsible for safeguarding such information. Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks are vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats have in the past and may in the future originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, security breaches or failures could result in the bank incurring liability to ISOs, members of the card network and card issuers in relation to our payment processing business.

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on the networks and systems of us, our customers and certain of our third-party partners, such as our online banking or reporting systems, ISO’s customers and merchants who are part of our payment processing business. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. We cannot be certain that the security measures we or our ISOs or processors have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of our ISOs or processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, a breach of our systems, or those of our ISOs or processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our small size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. In addition, we compete with many larger financial institutions and other financial companies who operate in the payment processing business. Accordingly, we are not always able to offer new products and services as quickly as our competitors. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking as well as payment processing are highly competitive industries. Our market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including payment processing. Competition for Litigation-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market as well as local community banks. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. We also face significant competition from many larger institutions, including large commercial banks and third party processors that operate in the payment processing business, and our ability to grow that portion of our business depends on us being able to continue to attract and retain ISOs and merchants. Some of these competitors may have a long history of successful operations nationally as well as in our market area and greater ties to businesses or the legal community and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks and specifically finance companies to compete in our market area and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and payment processing.

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

Risks Related to our Payment Processing Business

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

In order to provide our payment processing services, we are members of the Visa and MasterCard networks. As such, we are subject to card network rules that could subject us or our ISOs and merchants to a variety of fines or penalties that may be assessed on us, our ISOs, and our merchants. The termination of our membership, or the revocation of registration of any of our ISOs, or any changes in card network rules or standards could increase the cost of operating our payment processor business or limit our ability to provide payment processing to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of our payment processing business depends on the soundness of ISOs, third party processors, payment facilitators, clearing agents and others that we rely on to conduct our payment processing business. Any losses resulting from such third parties could adversely affect our business, financial condition and results of operations.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.    Properties

At December 31, 2021, we conducted business through our corporate headquarters and full service branch in Jericho, New York (Nassau County) and one administrative office in Boca Raton, Florida. All the current locations are leased properties. At December 31, 2021, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $3.3 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2021, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 1, 2022 was 1,516. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

We have not historically declared or paid cash dividends on our common stock, but may elect to pay cash dividends on our common stock in the future. Any future determination to pay cash dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

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

The following table summarizes information as of December 31, 2021 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	649,600	$16.66	276,062
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	649,600	$16.66	276,062

In June 2021, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (the “SEC”). While the Company has no current plans to issue securities under the new registration statement, the Company believes it will provide more timely and efficient access to the capital markets if the Company decides to issue securities in the future. The Company also believes the registration statement will provide increased financial flexibility and streamline the offering process for general corporate purposes and possible strategic and other opportunities that may require additional capital. Under the registration statement, the Company may from time to time issue various types of securities, including common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, units and subscription rights, or any combination of such securities, up to an aggregate amount of $100.0 million, through one or more methods of distribution. The terms of any offering under the registration statement will be established at the time of such offering and will be made solely by means of a prospectus and an accompanying prospectus supplement relating to that offering.

On January 9, 2019, the board of directors approved a stock repurchase program which authorized the repurchase of up to 300,000 shares of its common stock, or approximately 4.0% of its outstanding shares. There is no expiration for the stock repurchase plan. As of December 31, 2021, 34,306 shares have been repurchased under the plan.

The following table presents information regarding purchase of our common stock during the quarter ended December 31, 2021 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	—	$—	—	265,694
November 1, 2021 through November 30, 2021	—	—	—	265,694
December 1, 2021 through December 31, 2021	—	—	—	265,694
Total	—	$—	—	265,694

ITEM 6.    [Reserved]

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

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the BHC Act. Through our wholly owned bank subsidiary, Esquire Bank, National Association, we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of payment processing income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

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

Allowance for Loan Losses.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. In particular, because of a low charge off history, a significant portion of the allowance for loan losses is determined using qualitative factors on loans with similar risk characteristics, which involve significant judgment and subjective measurement on part of management.  For loans that do not share risk characteristics, the Company evaluates the loan on an individual basis based on various factors. Factors that may be considered are borrower delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral.

If such judgments and/or assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination. Significant additions to the allowance would materially decrease net income. Additional information can be found in Note 1 of the Notes to the Consolidated Financial Statements.

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

Selected Financial Data

The following information is derived in part from the consolidated financial statements of Esquire Financial Holdings, Inc.

	At or For the Years Ended December 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$1,178,770	$936,714	$798,008	$663,899	$533,557
Cash and cash equivalents	149,156	65,185	61,806	30,562	43,077
Securities available-for-sale, at fair value	148,384	117,655	146,419	145,698	128,758
Loans, held for investment	784,517	672,421	565,369	468,101	348,978
Total deposits	1,028,409	804,054	680,620	568,421	448,494
Total stockholders’ equity	143,735	126,076	111,062	92,774	83,383

Income Statement Data:
Interest income	$44,531	$38,630	$36,659	$28,951	$20,394
Interest expense	828	1,190	2,548	1,212	538
Net interest income	43,703	37,440	34,111	27,739	19,856
Provision for loan losses	6,955	6,250	1,850	1,375	905
Net interest income after provision for loan losses	36,748	31,190	32,261	26,364	18,951
Payment processing income	20,856	14,099	10,976	4,961	3,322
Other noninterest income	168	548	835	2,894	2,194
Total noninterest income	21,024	14,647	11,811	7,855	5,516
Employee compensation and benefits	21,741	16,873	14,677	13,039	10,072
Other expenses	13,323	11,797	10,257	9,256	7,361
Total noninterest expense	35,064	28,670	24,934	22,295	17,433
Net income before income taxes	22,708	17,167	19,138	11,924	7,034
Income tax expense	4,783	4,549	4,995	3,190	3,390
Net income	17,925	12,618	14,143	8,734	3,644

Per Share Data:
Earnings per share:
Basic	$2.40	$1.70	$1.91	$1.18	$0.59
Diluted	$2.26	$1.65	$1.82	$1.13	$0.58
Book value per share(1)	$17.77	$16.18	$14.51	$12.32	$11.38
Tangible book value per share(2)	$17.77	$16.18	$14.51	$12.32	$11.38

Selected Performance Ratios:
Return on average assets	1.77%	1.45%	1.93%	1.45%	0.80%
Return on average equity	13.42%	10.69%	13.95%	10.12%	5.38%
Interest rate spread	4.40%	4.34%	4.56%	4.56%	4.33%
Net interest margin	4.49%	4.47%	4.86%	4.73%	4.43%
Efficiency ratio(3)	54.17%	55.04%	54.30%	59.34%	68.71%
Loan to deposit ratio	76.28%	83.63%	83.07%	82.35%	77.81%
Average interest earning assets to average interest bearing liabilities	215.72%	191.12%	181.71%	182.23%	181.75%
Average equity to average assets	13.22%	13.61%	13.83%	14.37%	14.93%

	At or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Asset Quality Ratios (Loans Held for Investment):
Allowance for loan losses to total loans	1.16%	1.70%	1.24%	1.20%	1.22%
Allowance for loan losses to nonperforming loans(4)	157,180%	495%	474%	N/A	N/A
Net charge-offs (recoveries) to average outstanding loans	1.29%	0.30%	0.10%	0.00%	0.02%
Nonperforming loans to total loans(4)	0.00%	0.34%	0.26%	0.00%	0.00%
Nonperforming loans to total assets(4)	0.00%	0.25%	0.18%	0.00%	0.00%
Nonperforming assets to total assets(5)	0.00%	0.25%	0.18%	0.00%	0.00%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	15.89%	16.69%	17.83%	18.70%	18.47%
Tier 1 capital to risk weighted assets	14.79%	15.44%	16.68%	17.54%	17.32%
Tier 1 common equity to risk weighted assets	14.79%	15.44%	16.68%	17.54%	17.32%
Tier 1 leverage capital ratio	11.46%	12.51%	13.50%	13.26%	12.82%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	110	99	86	74	61
(1)	For purposes of computing book value per share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0 as of the dates indicated.
(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified under troubled debt restructurings.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

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

	At December 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Efficiency Ratio
Net interest income	$43,703	$37,440	$34,111	$27,739	$19,856
Noninterest income	21,024	14,647	11,811	7,855	5,516
Recurring revenue	$64,727	$52,087	$45,922	$35,594	$25,372

Total noninterest expense	$35,064	$28,670	$24,934	$22,295	$17,433
Less: nonrecurring compensation charge	—	—	—	1,173	—
Recurring noninterest expense	$35,064	$28,670	$24,934	$21,122	$17,433

Efficiency ratio	54.17%	55.04%	54.30%	59.34%	68.71%

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2021 and 2020

Assets.  Our total assets were $1.2 billion at December 31, 2021, an increase of $242.1 million from $936.7 million at December 31, 2020. The increase was primarily due to growth in our loan portfolio, cash and securities available-for-sale.

Loan Portfolio Analysis.  At December 31, 2021, loans were $785.0 million, or 66.6% of total assets, compared to $672.7 million, or 71.8% of total assets, at December 31, 2020. Commercial loans increased $73.7 million, or 20.6%, to $432.1 million at December 31, 2021 from $358.4 million at December 31, 2020. Multifamily loans increased $85.0 million, or 50.1%, to $254.9 million at December 31, 2021 from $169.8 million at December 31, 2020. Commercial real estate loans decreased $6.1 million, or 11.2%, to $48.6 million at December 31, 2021 from $54.7 million at December 31, 2020. 1 – 4 family loans decreased $7.7 million, or 15.9%, to $40.8 million at December 31, 2021 from $48.4 million at December 31, 2020. Consumer loans decreased $32.7 million or 79.0%, to $8.7 million at December 31, 2021 from $41.4 million at December 31, 2020, primarily due to the company reclassifying its legacy consumer NFL loan portfolio totaling $25.4 million to loans held for sale. We had no construction loans as of December 31, 2021 and 2020.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
1 – 4 family	$40,753	5.19%	$48,433	7.20%
Multifamily	254,852	32.46	169,817	25.24
Commercial real estate	48,589	6.19	54,717	8.13
Construction	—	—	—	—
Total real estate	344,194	43.84	272,967	40.57
Commercial	432,108	55.05	358,410	53.28
Consumer	8,681	1.11	41,362	6.15
Total loans held for investment	$784,983	100.00%	$672,739	100.00%
Deferred loan costs and unearned premiums, net	(466)		(318)
Allowance for loan losses	(9,076)		(11,402)
Loans held for investment, net	$775,441		$661,019

Loans held for sale, net (Other assets)	$14,100		$—

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated.

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans
Commercial Litigation-Related:
Working capital lines of credit	$210,148	54.4%	$202,021	61.4%
Case cost lines of credit	127,859	33.1	87,104	26.4
Term loans	45,415	11.8	10,527	3.2
Total Commercial Litigation-Related	383,422	99.3	299,652	91.0
Consumer Litigation-Related:
Post-settlement consumer loans	2,451	0.7	29,342	8.9
Structured settlement loans	116	0.0	236	0.1
Total Consumer Litigation-Related	2,567	0.7	29,578	9.0
Total Litigation-Related Loans	$385,989	100.0%	$329,230	100.0%

At December 31, 2021, our Litigation-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $386.0 million, or 49.2% of our total loan portfolio, compared to $329.2 million at December 31, 2020. We also had Commercial Litigation-Related uncommitted undrawn lines of credit totaling $234.0 million at December 31, 2021. In addition, we had $2.1 million in PPP loans as of December 31, 2021 to litigation related customers which are excluded from the table above.

Litigation-Related post-settlement consumer loans held for investment decreased $26.9 million to $2.5 million as of December 31, 2021, from $29.3 million as of December 31, 2021. In the third quarter of 2021, we reclassified our legacy consumer NFL loan portfolio with a balance of $25.4 million to loans held for sale where we incurred a $9.0 million charge-off. Subsequent payoffs and valuation adjustments totaling $0.5 million resulted in a carrying amount of $14.1 million as of December 31, 2021. This accounting reclassification to held for sale is reflective of management’s intent to sell these assets to a third party in the near term. As this loan portfolio’s duration has extended over the years as a result of revisions to various claims administration protocols, the ongoing effects of the pandemic, revisions to qualifying physician requirements and now the recent controversial use of race-based norms on former NFL players’ concussion claims, we have elected to sell our NFL assets while retaining a noncontrolling economic interest in an attempt to match the extended duration of our NFL borrowers’ concussion claims with that of their loans. See “Item 1A—Risk Factors—Potential fraud by our post-settlement consumer loan customers who are claimants or others related to the NFL Concussion Settlement Program, revisions to qualifying physician requirements, ongoing effects of the pandemic and other administrative changes could increase our actual loan losses which would decrease earnings” for additional discussion.

In the fourth quarter, we entered into a term sheet, subject to agreement on final legal documents, to sell the loans to a third party sponsored entity or Fund, while retaining approximately 90% of a noncontrolling economic interest in the Fund. We intend to pay the independent sponsor of the Fund or its designated manager a fee for the management of the Fund. It is anticipated that the Fund’s existence will terminate within 7 years.

Loan Maturity.  The following table sets forth certain information at December 31, 2021 regarding the contractual maturity of our held for investment loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

			Commercial
December 31, 2021	1 – 4 Family	Multifamily	Real Estate	Construction	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$18,988	$14,763	$—	$—	$290,202	$1,265	$325,218
More than one to five years	19,202	159,348	27,981	—	135,906	7,180	349,617
More than five to fifteen years	1,304	75,826	20,188	—	6,000	236	103,554
More than fifteen years	1,259	4,915	420	—	—	—	6,594
Total	$40,753	$254,852	$48,589	$—	$432,108	$8,681	$784,983

The following table sets forth fixed and adjustable-rate held for investment loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate
1 – 4 family	$20,413	$1,352	$21,765
Multifamily	223,823	16,266	240,089
Commercial real estate	39,883	8,706	48,589
Construction	—	—	—
Commercial	37,145	104,761	141,906
Consumer	5,911	1,505	7,416
Total	$327,175	$132,590	$459,765

At December 31, 2021, $388.4 million, or 89.8% of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings on nonaccrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2021 and 2020, we did not have any accruing loans past due 90 days or greater.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2021 and 2020, we have not had any foreclosed assets.

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

In 2020, the Company implemented a customer payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which allows for troubled debt restructuring categorization to be suspended. The Company had no loans identified as troubled debt restructurings at December 31, 2021 and 2020. Further, there were no loan modifications during 2021, 2020, and 2019 that were troubled debt restructurings.

The implemented customer payment deferral program (principal and interest) is designed to assist business borrowers and certain consumers that may be experiencing financial hardship due to COVID-19 related challenges. These loans will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with regulatory guidance and the provisions of the CARES Act, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans during the deferral period and not evaluated as to whether they are troubled debt restructurings (“TDR”). There were no delinquent loans upon adoption of our payment deferral program. As of December 31, 2021, there were no participants in our payment deferral program.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans:
1 – 4 family	$—	$—
Multifamily	—	—
Commercial real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	6	2,303
Total nonaccrual loans	$6	$2,303
Other real estate owned	—	—
Loans past due 90 days and still accruing	—	—
Troubled debt restructurings	—	—
Total nonperforming assets	$6	$2,303

Total loans held for investment(1)	$784,517	$672,421
Total assets	$1,178,770	$936,714
Allowance for loan losses	$9,076	$11,402
Total nonaccrual loans to total loans	0.00%	0.34%
Total nonperforming assets to total assets	0.00%	0.25%
Allowance for loan losses to nonaccrual loans	157,180%	495%
Allowance for loan losses to nonperforming loans	157,180%	495%
Allowance for loan losses to total loans at end of the period(1)	1.16%	1.70%
(1)	Loans are presented before the allowance for loan losses and include net deferred costs and unearned premiums.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the years ended December 31,
	2021	2020	2019

	(In thousands)
Allowance at beginning of year	$11,402	$6,989	$5,629
Provision for loan losses	6,955	6,250	1,850

Charge-offs:
1 – 4 family	—	—	—
Multifamily	—	—	63
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	111	2	19
Consumer	9,170	1,835	408
Total charge-offs	9,281	1,837	490

Recoveries:
1 – 4 family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total recoveries	—	—	—
Allowance at end of year	$9,076	$11,402	$6,989

The following table presents average loans and loan loss experience for the periods indicated.

	For the years ended December 31,
	2021			2020
			Net			Net
		Net	Charge-offs		Net	Charge-offs
	Average	Charge-offs	(Recoveries)	Average	Charge-offs	(Recoveries)
	Loans	(Recoveries)	to Average	Loans	(Recoveries)	to Average

	(Dollars in thousands)
1 – 4 family	$44,733	$—	—%	$49,732	$—	—%
Multifamily	208,363	—	—%	157,271	—	—%
Commercial real estate	52,155	—	—%	52,542	—	—%
Construction	—	—	NA	965	—	—%
Commercial	384,501	111	0.03%	301,683	2	0.00%
Consumer	28,698	9,170	31.95%	42,992	1,835	4.27%
Total	$718,450	$9,281	1.29%	$605,185	$1,837	0.30%

Net charge-offs (recoveries) to average outstanding loans increased to 1.29% for the year ended December 31, 2021 as compared to 0.30% in 2020, primarily due to the reclassification of the NFL consumer post settlement loan portfolio from held for investment to held for sale, which resulted in a $9.0 million charge-off.

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

	At December 31,
	2021			2020
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Loan	Each		for Loan	Each
	Allowance	Losses to	Category	Allowance	Losses to	Category
	for Loan	Total	to Total	for Loan	Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
1 – 4 family	$285	3.14%	5.19%	$342	3.00%	7.20%
Commercial	6,319	69.63	55.05	5,003	43.88	53.28
Multifamily	1,789	19.71	32.46	1,278	11.21	25.24
Commercial real estate	552	6.08	6.19	597	5.24	8.13
Construction	—	—	—	—	—	—
Consumer	131	1.44	1.11	4,182	36.67	6.15
Total allocated allowance	$9,076	100.00%	100.00%	$11,402	100.00%	100.00%

Loans rated special mention increased $16.9 million to $24.8 million as of December 31, 2021 from $7.9 million as of December 31, 2020, driven by our commercial, CRE and 1-4 family loan portfolios. Loans rated substandard increased $1.9 million to $4.3 million as of December 31, 2021, from $2.4 million at December 31, 2020. Our special mention and substandard loans as a percentage of loans was 3.7% and 1.5% as of December 31, 2021 and 2020, respectively. The allowance for loan losses as a percentage of loans was 1.16% and 1.70% as of December 31, 2021 and 2020, respectively. The decrease in the allowance as a percent of loans was primarily due to the charge-off of $9.0 million upon reclassification of the legacy NFL consumer post settlement loan portfolio from held for investment to held for sale.

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

Payment Processing Credit Risk

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

Debt Securities Portfolio

At December 31, 2021 and 2020, all debt securities were carried at fair value and we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity.

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

At December 31, 2021 and December 31, 2020, securities in unrealized loss positions were issuances from government sponsored entities. The decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality and because we do not have the intent to sell the securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2021 and 2020.

No impairment charges were recorded for the years ended December 31, 2021, 2020 and 2019.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made, as we have no tax free interest earning assets.

	At December 31, 2021
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Mortgage backed securities-agency	$—	—%	$—	—%	$6,388	2.75%	$115,870	1.44%	$122,258	1.51%
Collateralized mortgage obligations-agency	—	—	—	—	—	—	27,316	1.96	27,316	1.96
Total securities available-for-sale	$—	—%	$—	—%	$6,388	2.75%	$143,186	1.54%	$149,574	1.59%

Deposits

Total deposits increased $224.4 million, or 27.9%, to $1.0 billion at December 31, 2021 from $804.1 million at December 31, 2020. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $1.0 billion at December 31, 2021, or 98.1% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	For the Year Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Balance	Percent	Cost	Balance	Percent	Cost

	(Dollars in thousands)
Demand (noninterest bearing)	$415,662	47.97%	0.00%	$301,359	40.74%	0.00%
Savings, NOW and Money Market	439,718	50.74%	0.17%	421,530	56.99%	0.21%
Time	11,152	1.29%	0.71%	16,785	2.27%	1.77%
Total deposits	$866,532	100.00%	0.10%	$739,674	100.00%	0.16%

As of December 31, 2021 and 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $703.6 million and $579.8 million, respectively. These uninsured balances disclosed do not consider that FDIC insurance can be further extended by claimant within certain law firm deposit accounts. In addition, as of December 31, 2021, the aggregate amount of all our uninsured certificates of deposit was $6.9 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2021.

At
December 31, 2021
(In thousands)
Maturing period:
Three months or less	$—
Over three months through six months	—
Over six months through twelve months	6,828
Over twelve months	38
Total	$6,866

Borrowings

At December 31, 2021, we had the ability to borrow a total of $141.4 million from the Federal Home Loan Bank of New York. We also had a borrowing capacity with the Federal Reserve Bank of New York discount window of $26.1 million. At December 31, 2021, we also had lines of credit with other financial institutions totaling $67.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2021.

Stockholders’ Equity

Total stockholders’ equity increased $17.7 million, or 14.0%, to $143.7 million at December 31, 2021, from $126.1 million at December 31, 2020. The increase for the year ended December 31, 2021 was primarily due to net income and amortization of share based compensation, partially offset by unrealized losses on our available-for-sale portfolio.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021, 2020 and 2019. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made.

	For the Years Ended December 31,
	2021			2020			2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans held for investment	$717,680	$41,545	5.79%	$605,273	$35,588	5.88%	$507,546	$31,790	6.26%
Securities, includes restricted stock	133,958	2,174	1.62%	126,166	2,556	2.03%	147,737	3,909	2.65%
Securities purchased under agreements to resell	51,008	619	1.21%	7,402	94	1.27%	—	—	—%
Interest earning cash and other	70,132	193	0.28%	99,069	392	0.40%	47,059	960	2.04%
Total interest earning assets	972,778	44,531	4.58%	837,910	38,630	4.61%	702,342	36,659	5.22%

NONINTEREST EARNING ASSETS	37,941			30,028			30,700

TOTAL AVERAGE ASSETS	$1,010,719			$867,938			$733,042

INTEREST BEARING LIABILITIES

Savings, NOW, money market deposits	$439,718	$746	0.17%	$421,530	$888	0.21%	$366,430	$2,070	0.56%
Time deposits	11,152	79	0.71%	16,785	297	1.77%	20,002	473	2.36%
Total deposits	450,870	825	0.18%	438,315	1,185	0.27%	386,432	2,543	0.66%
Borrowings	78	3	3.85%	113	5	4.42%	89	5	5.62%
Total interest bearing liabilities	450,948	828	0.18%	438,428	1,190	0.27%	386,521	2,548	0.66%

NONINTEREST BEARING LIABILITIES
Demand deposits	415,662			301,359			236,918
Other liabilities	10,491			10,066			8,216
Total noninterest bearing liabilities	426,153			311,425			245,134
Stockholders' equity	133,618			118,085			101,387

TOTAL AVG. LIABILITIES AND EQUITY	$1,010,719			$867,938			$733,042
Net interest income		$43,703			$37,440			$34,111
Net interest spread			4.40%			4.34%			4.56%
Net interest margin			4.49%			4.47%			4.86%

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

	For the Years Ended
	December 31,
	2021 vs. 2020
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans held for investment	$6,515	$(558)	$5,957
Securities, includes restricted stock	150	(532)	(382)
Securities purchased under agreements to resell	529	(4)	525
Interest earning cash and other	(97)	(102)	(199)
Total interest income	7,097	(1,196)	5,901

Interest paid on:
Savings, NOW, Money Markets	37	(179)	(142)
Time deposits	(78)	(140)	(218)
Total deposits	(41)	(319)	(360)
Borrowings	(1)	(1)	(2)
Total interest expense	(42)	(320)	(362)
Change in net interest income	$7,139	$(876)	$6,263

	For the Years Ended
	December 31,
	2020 vs. 2019
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest earned on:
Loans held for investment	$5,837	$(2,039)	$3,798
Securities, includes restricted stock	(519)	(834)	(1,353)
Securities purchased under agreements to resell	94	—	94
Interest earning cash and other	566	(1,134)	(568)
Total interest income	5,978	(4,007)	1,971

Interest paid on:
Savings, NOW, Money Markets	274	(1,456)	(1,182)
Time deposits	(69)	(107)	(176)
Total deposits	205	(1,563)	(1,358)
Borrowings	—	—	—
Total interest expense	205	(1,563)	(1,358)
Change in net interest income	$5,773	$(2,444)	$3,329

Results of Operations for the Years Ended December 31, 2021 and 2020

General.  Net income increased $5.3 million or 42.1%, to $17.9 million for the year ended December 31, 2021 from $12.6 million for the year ended December 31, 2020. The increase resulted from a $6.4 million increase in noninterest income and a $6.3 million increase in net interest income, partially offset by an increase in noninterest expense of $6.4 million.

Net Interest Income.  Net interest income increased $6.3 million, or 16.7%, to $43.7 million for the year ended December 31, 2021 from $37.4 million for the year ended December 31, 2020, due to a $5.9 million net increase in interest income and a $362 thousand decrease in interest expense.

Our net interest margin increased 2 basis points to 4.49% for the year ended December 31, 2021 from 4.47% for the year ended December 31, 2020. The increase in net interest margin was due to a 9 basis point decrease in the cost of interest bearing deposits, offset by the decrease in interest earning asset yields of 3 basis points, primarily due to the historically low interest rate environment. Our asset and liability management model allows us to maintain our net interest margin at this level as the growth in our interest earning assets was primarily funded by a $114.3 million, or 37.9%, increase in average noninterest bearing demand deposits to $415.7 million for the year ended December 31, 2021 from $301.4 million for the year ended December 31, 2020.

Interest Income.  Interest income increased $5.9 million or 15.3%, to $44.5 million for the year ended December 31, 2021 from $38.6 million for the year ended December 31, 2020 and was attributable to an increase in loan and reverse repurchase interest income offset by a decrease in interest income on securities and interest earning cash and other.

Loan interest income increased $6.0 million, or 16.7%, to $41.5 million for the year ended December 31, 2021 from $35.6 million for the year ended December 31, 2020. This increase was attributable to a $112.4 million, or 18.6%, increase in the average loan balance from our litigation-related and multifamily loan portfolios offset by a 9 basis point decrease in loan yields. The decrease in loan yields is primarily due to the impact of the historically low interest rate environment and its effect on our real estate loan portfolio pricing. The impact of the decline in loan yields on interest income was primarily offset by a 9 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $382 thousand, or 14.9%, to $2.2 million for the year ended December 31, 2021 from $2.6 million for the year ended December 31, 2020. This decrease was attributable to a 41 basis point decrease in yields, driven by accelerated prepayments due to the current interest rate environment, offset by a $7.8 million, or 6.2%, increase in average securities balances at a lower rate.

Securities purchased under agreements to resell interest income increased $525 thousand to $619 thousand for the year ended December 31, 2021 from $94 thousand for the year ended December 31, 2020 as this program commenced in the fourth quarter of 2020.

Interest earning cash and other interest income decreased $199 thousand, or 50.8%, to $193 thousand for the year ended December 31, 2021 from $392 thousand for the year ended December 31, 2020.  This decrease was attributable to a 12 basis point decrease in yields driven by the current interest rate environment as well as a $28.9 million, or 29.2%, decrease in average cash balance primarily due to the investment of cash into higher yielding loans.

Interest Expense.  Interest expense decreased $362 thousand, or 30.4%, to $828 thousand for the year ended December 31, 2021 from $1.2 million for the year ended December 31, 2020, primarily attributable to rate reductions on deposits. Interest rates we paid on interest bearing deposits decreased 9 basis points to 0.18% for the year ended December 31, 2021 from 0.27% for the year ended December 31, 2020. Our average balance of interest bearing deposits increased $12.6 million, or 2.9%, to $450.9 million for the year ended December 31, 2021 from $438.3 million for the year ended December 31, 2020 attributable primarily to litigation related deposit growth.

Provision for Loan Losses.  Our provision for loan losses was $7.0 million for the year ended December 31, 2021 compared to $6.3 million for the year ended December 31, 2020. The 2021 provision included approximately $5.1 million for the NFL portfolio, which was reclassified to held for sale in the third quarter. The remaining provision of approximately $1.9 million was primarily related to growth experienced in the loan portfolio.

Noninterest Income.  Noninterest income information is as follows:

	For the Year Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$20,040	$13,403	$6,637	49.5%
ACH income	816	696	120	17.2
Customer related fees, service charges and other
Administrative service income	29	183	(154)	(84.2)
Loss on loans held for sale	(295)	—	(295)	NA
Other	434	365	69	18.9
Total noninterest income	$21,024	$14,647	$6,377	43.5%

Payment processing income increased due to the expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 59.4% to $23.7 billion for 2021 compared to $14.8 billion for 2020. Customer related fees and service charges have decreased due to decreases in administrative service income due to reductions in short term rates offset by an increase in off balance sheet funds. Our off balance sheet funds increased $157.3 million, or 41.4%, to $537.5 million as of December 31, 2021 as compared to $380.2 million as of December 31, 2020. These administrative service fees are impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Year Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$21,741	$16,873	$4,868	28.9%
Occupancy and equipment	2,808	2,422	386	15.9
Professional and consulting services	2,922	3,229	(307)	(9.5)
FDIC and regulatory assessments	447	375	72	19.2
Advertising and marketing	1,174	584	590	101.0
Travel and business relations	327	210	117	55.7
Data processing	3,671	3,120	551	17.7
Other operating expenses	1,974	1,857	117	6.3
Total noninterest expense	$35,064	$28,670	$6,394	22.3%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to primarily support our growth, investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Professional and consulting services costs decreased and partially offset the increase in employee compensation and benefits as previously contracted consultants were hired, primarily in our technology development and digital marketing departments. Advertising and marketing costs increased as we purposefully enhanced our brand and sales channels through our new digital marketing efforts and thought leadership in our national verticals. We also re-engaged in our traditional high touch marketing and sales efforts to complement our digital marketing efforts. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platforms, precautionary office cleaning costs related to COVID-19 and additional office space to support our continued growth.

Income Tax Expense.  We recorded income tax expense of $4.8 million for the year ended December 31, 2021, reflecting an effective tax rate of 21.1%, compared to $4.5 million, or an effective tax rate of 26.5%, for the year ended December 31, 2020. The decrease in the effective tax rate is a result of certain discrete tax benefits totaling approximately $1.4 million related to share-based compensation recognized in 2021.

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

Loan interest income increased $3.8 million, or 11.9%, to $35.6 million for the year ended December 31, 2020 from $31.8 million for the year ended December 31, 2019. This increase was attributable to a $97.7 million, or 19.3%, increase in the average loan balance from our litigation-related, multifamily, and commercial real estate portfolios offset by a 38 basis point decrease in loan yields. The decrease in loan yields is due to the historically low interest rate environment caused by the pandemic and its effects on the overall economy. The impact of the decline in loan yields on interest income was primarily offset by a 39 basis point decrease in rates on interest bearing deposits as part of the Company’s overall asset/liability management strategy.

Securities interest income decreased $1.4 million, or 34.6%, to $2.6 million for the year ended December 31, 2020 from $3.9 million for the year ended December 31, 2019.  This decrease was attributable to a $21.6 million, or 14.6%, decrease in average securities balances and a 62 basis point decrease in yields, both driven by accelerated prepayments due to the current interest rate environment.

Interest earning cash and other interest income decreased $568 thousand, or 59.2%, to $392 thousand for the year ended December 31, 2020 from $960 thousand for the year ended December 31, 2019.  This decrease was attributable to a 164 basis point decrease in yields driven by the current interest rate environment offset by a $52.0 million, or 110.5%, increase in average cash balance primarily due to growth in our payment processing volumes as well as increases in our core deposits.

Interest Expense.  Interest expense decreased $1.4 million, or 53.3%, to $1.2 million for the year ended December 31, 2020 from $2.5 million for the year ended December 31, 2019, primarily attributable to rate reductions on deposits. Interest rates we paid on interest bearing deposits decreased 39 basis points to 0.27% for the year ended December 31, 2020 from 0.66% for the year ended December 31, 2019. Our average balance of interest bearing deposits increased $51.9 million, or 13.4%, to $438.3 million for the year ended December 31, 2020 from $386.4 million for the year ended December 31, 2019 attributable primarily to litigation related deposit growth.

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

Noninterest Income.  Noninterest income information is as follows:

	For the Year Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$13,403	$10,403	$3,000	28.8%
ACH income	696	573	123	21.5
Customer related fees and service charges
Administrative service income	183	491	(308)	(62.7)
Other	365	344	21	6.1
Total noninterest income	$14,647	$11,811	$2,836	24.0%

Payment processing income increased due to the expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 25.2% to $14.8 billion for 2020 compared to $11.9 billion for 2019. For the month ended December 2020 volumes increased 37.4% to $1.5 billion compared to $1.1 billion for the month ended December 2019. Customer related fees and charges have decreased due to decreases in administrative service income due to reductions in short term rates offset by an increase in off balance sheet funds.  Our off balance sheet funds increased $120.9 million, or 46.6%, to $380.3 million as of December 31, 2020 as compared to $259.3 million as of December 31, 2019.  These administrative service fees are impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2021. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.

	At December 31,
	2021
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$70,095	$19,946
300	64,635	14,486
200	59,271	9,122
100	54,480	4,331
0	50,149	—
-100	48,200	(1,949)
-200	46,219	(3,930)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2021.

	At December 31,
	2021
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$222,832	$58,455
300	209,604	45,227
200	195,553	31,176
100	180,517	16,140
0	164,377	—
-100	137,124	(27,253)
-200	110,150	(54,227)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021 and 2020, cash and cash equivalents totaled $149.2 million and $65.2 million, respectively. As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse impact on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2021, through pledging of our securities and certain loans, we had the ability to borrow a total of  $141.4 million from the Federal Home Loan Bank of New York and had a borrowing capacity with the Federal Reserve Bank of New York discount window of  $26.1 million. At December 31, 2021, we also had $67.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2021.

We have no material commitments or demands that are likely to affect our liquidity. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank, National Association is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. At December 31, 2021 and 2020, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 14 of the Notes to the Consolidated Financial Statements for additional information.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis. At December 31, 2021, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2021
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.89%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.79%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.79%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.46%

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

Effects of Inflation. The impact of inflation, as it affects banks, differs substantially from the impact on non-financial institutions. Banks have assets which are primarily monetary in nature and which tend to move with inflation. This is especially true for banks with a high percentage of rate sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation with proper management of its rate sensitivity gap. This gap represents the difference between interest rate sensitive assets and interest rate sensitive liabilities. The Company attempts to structure its assets and liabilities and manages its gap to protect against substantial changes in interest rate scenarios, in order to minimize the potential effects of inflation.

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

ITEM 8.    Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 11, 2022

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$149,156	$65,185
Securities purchased under agreements to resell, at cost	50,271	51,726
Securities available-for-sale, at fair value	148,384	117,655
Securities, restricted, at cost	2,680	2,694

Loans held for investment	784,517	672,421
Less: allowance for loan losses	(9,076)	(11,402)
Loans, net of allowance	775,441	661,019
Premises and equipment, net	3,334	3,017
Accrued interest receivable	4,197	4,529
Deferred tax assets	2,845	2,597
Other assets	42,462	28,292
Total assets	$1,178,770	$936,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$409,350	$351,692
Savings, NOW and money market	599,747	441,160
Time	19,312	11,202
Total deposits	1,028,409	804,054

Accrued expenses and other liabilities	6,626	6,584
Total liabilities	$1,035,035	$810,638

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,123,152 and 7,827,788 shares issued, respectively; and 8,088,846 and 7,793,482 shares outstanding, respectively	81	78
Additional paid-in capital	93,611	91,622
Retained earnings	51,460	33,535
Accumulated other comprehensive (loss) income	(850)	1,408
Treasury stock at cost, 34,306 and 34,306 shares, respectively	(567)	(567)
Total stockholders’ equity	143,735	126,076
Total liabilities and stockholders’ equity	$1,178,770	$936,714

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Interest income:
Loans	$41,545	$35,588	$31,790
Securities	2,174	2,556	3,909
Securities purchased under agreements to resell	619	94	—
Interest earning deposits and other	193	392	960
Total interest income	44,531	38,630	36,659

Interest expense:
Savings, NOW and money market deposits	746	888	2,070
Time deposits	79	297	473
Borrowings	3	5	5
Total interest expense	828	1,190	2,548

Net interest income	43,703	37,440	34,111
Provision for loan losses	6,955	6,250	1,850
Net interest income after provision for loan losses	36,748	31,190	32,261

Noninterest income:
Payment processing fees	20,856	14,099	10,976
Customer related fees, service charges and other	168	548	835
Total noninterest income	21,024	14,647	11,811

Noninterest expense:
Employee compensation and benefits	21,741	16,873	14,677
Occupancy and equipment	2,808	2,422	1,913
Professional and consulting services	2,922	3,229	2,919
FDIC and regulatory assessments	447	375	242
Advertising and marketing	1,174	584	518
Travel and business relations	327	210	548
Data processing	3,671	3,120	2,470
Other operating expenses	1,974	1,857	1,647
Total noninterest expense	35,064	28,670	24,934

Net income before income taxes	22,708	17,167	19,138
Income tax expense	4,783	4,549	4,995

Net income	$17,925	$12,618	$14,143

Earnings per share
Basic	$2.40	$1.70	$1.91
Diluted	$2.26	$1.65	$1.82

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$17,925	$12,618	$14,143
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(3,159)	1,429	4,139
Reclassification adjustment for net gains (losses) included in net income	—	—	—
Tax effect	901	(407)	(1,139)
Total other comprehensive (loss) income	(2,258)	1,022	3,000
Total comprehensive income	$15,667	$13,640	$17,143

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at January 1, 2019	—	7,532,723	$—	$75	$88,539	$6,774	$(2,614)	$—	$92,774
Net income	—	—	—	—	—	14,143	—	—	14,143
Other comprehensive income	—	—	—	—	—	—	3,000	—	3,000
Exercise of stock options, net of repurchases (5,053 shares)	—	8,947	—	—	50	—	—	—	50
Restricted stock grants	—	110,500	—	2	(2)	—	—	—	—
Stock compensation expense	—	—	—	—	1,095	—	—	—	1,095
Balance at December 31, 2019	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	12,618	—	—	12,618
Other comprehensive income	—	—	—	—	—	—	1,022	—	1,022
Exercise of stock options, net of repurchases (20,224 shares)	—	53,868	—	—	401	—	—	—	401
Restricted stock grants	—	121,750	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	1,540	—	—	—	1,540
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at December 31, 2020	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	17,925	—	—	17,925
Other comprehensive loss	—	—	—	—	—	—	(2,258)	—	(2,258)
Exercise of stock options, net of repurchases (132,369 shares)	—	193,364	—	2	25	—	—	—	27
Restricted stock grants	—	102,000	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	1,965	—	—	—	1,965
Balance at December 31, 2021	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$17,925	$12,618	$14,143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,955	6,250	1,850
Loss on loans held for sale	295	—	—
Depreciation	687	568	506
Stock compensation expense	1,965	1,540	1,095
Deferred tax expense (benefit)	653	(955)	(116)
Net amortization (accretion):
Securities	776	1,079	550
Loans	(1,422)	(339)	278
Right of use asset	534	391	382
Software	1,014	665	402
Changes in other assets and liabilities:
Accrued interest receivable	332	(1,287)	613
Other assets	322	(4,611)	(3,961)
Operating lease liability	(544)	(418)	(314)
Accrued expenses and other liabilities	587	89	882
Net cash provided by operating activities	30,079	15,590	16,310

Cash flows from investing activities:
Net change in loans	(134,539)	(109,665)	(98,036)
Net change in securities purchased under agreements to resell	1,455	(51,726)	—
Purchases of securities available-for-sale	(86,828)	(37,975)	(28,202)
Principal repayments on securities available-for-sale	52,164	67,089	31,070
Redemption (purchase) of securities, restricted	14	(29)	(82)
Payments on loans held for sale	189	—	—
Purchases of premises and equipment	(1,004)	(750)	(647)
Development of capitalized software	(1,940)	(2,386)	(1,415)
Net cash used in investing activities	(170,489)	(135,442)	(97,312)

Cash flows from financing activities:
Net increase in deposits	224,355	123,434	112,199
Decrease in borrowings	(1)	(37)	(3)
Exercise of stock options	27	401	50
Purchase of common stock	—	(567)	—
Net cash provided by financing activities	224,381	123,231	112,246

Increase in cash and cash equivalents	83,971	3,379	31,244

Cash and cash equivalents at beginning of the period	65,185	61,806	30,562

Cash and cash equivalents at end of the period	$149,156	$65,185	$61,806

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$828	$1,202	$2,551
Taxes	5,960	6,246	5,149
Noncash transactions:
Transfer from loans held for investment to held for sale	14,584	—	—
Right of use asset obtained in exchange for lease liability	—	624	3,640

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The Bank offers tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners.  Banking products offered for businesses and consumers include checking, savings, money market and time deposits; a wide range of commercial and consumer loans, as well as customary banking services.  These activities, primarily anchored by our legal community focus, generate a stable source of low cost deposits and a diverse asset base to support our overall operations.

The Bank operates a payment processing platform through third party Independent Sales Organizations (“ISOs”).  As an acquiring bank, fees are charged to merchants for the settlement of credit card, debit card and ACH transactions.  The Bank’s revenue from these operational services is presented as payment processing fees on the Consolidated Statement of Income.

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

At December 31, 2021 there were no participants in the COVID-19 payment deferral program.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

chargeback ratios remain relatively consistent with pre-COVID-19 levels and commensurate to the merchant portfolio risk profile.

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's 2021 Consolidated Statement of Financial Condition and Consolidated Statement of Income.

Common Stock

In 2017, we completed our initial public offering (“IPO”) and sold 2,154,580 shares of common stock for aggregate net proceeds of approximately $26,341, after deducting underwriting discount and other offering related expenses.

Preferred Stock

In December of 2014, the Company issued 157,985 0.00% Series B Non-Voting Preferred shares at a price of $12.50 per share for proceeds, net of offering costs, of approximately $1,800. The preferred stock did not have a maturity date and was not convertible by the holder, but was convertible on a one for one basis into common stock by us under certain circumstances. In addition, the preferred stock did not have a liquidation preference and had equal rights to receive dividends when dividends are declared on common stock, and thus were considered participating securities. These shares were later exchanged for 157,985 shares of common stock, par value $0.01.  As of December 31, 2021 and 2020, there are no preferred shares outstanding.

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

Statement of Cash Flows

For purposes of the accompanying statements of cash flows, cash and cash equivalents are defined as the amounts included in the Consolidated Statements of Financial Condition under the captions “Cash and cash equivalents”, with contractual maturities of less than 90 days. Net cash flows are primarily reported for customer loan and deposit transactions.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the GNMA pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost. The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2021, there is one open contract with one counterparty that is scheduled to mature within thirty days.

Debt Securities

All securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive (loss) income, a component of stockholders’ equity.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

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

The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The determination of the qualitative factors involves significant judgment and subjective measurement.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

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

Equity Investment Without Readily Determinable Fair Value

In April 2018, the Company purchased a 4.95% interest in Litify, Inc., a technology solution to automate and manage a law firm’s business and cases, for a cost of $2,410.  As Litify, Inc. is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. At December 31, 2021, the investment’s carrying amount was $2,410. Based on our evaluation, we noted no significant adverse changes which would indicate the asset is impaired or

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

any observable price changes as of December 31, 2021. The investment is presented within other assets on the Consolidated Statements of Financial Condition.

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

Earnings per Share

Basic earnings per share is net earnings allocated to stock divided by the weighted average number of shares outstanding during the period. Any outstanding preferred shares are considered participating securities for computation of basic earnings per share. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options and restricted stock awards.

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

At December 31, 2021, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income which includes unrealized gains and losses on securities available-for-sale.

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

Loans Held for Sale

Loans transferred from investment to held for sale are accounted for at lower of cost or fair value. During the third quarter of 2021, the Company transferred its legacy NFL portfolio from loans held for investment to held for sale. As part of the transfer, the Company recorded a charge-off of $9,024. Subsequent to the transfer, the Company recorded a net loss totaling $295, which is reflected as noninterest income on the Consolidated Statement of Income. The carrying amount of these loans totaled $14,100 as of December 31, 2021 and is included with Other assets on the Consolidated Statement of Financial Condition.

New Accounting Pronouncements

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for a smaller reporting company on January 1, 2023. The Company plans to adopt ASU 2016-13 on or before January 1, 2023, using the required modified retrospective method with a

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and continues to prepare for the implementation of this standard.

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

NOTE 2 — Debt Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale were as follows as of December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2021
Mortgage-backed securities – agency	$122,258	$673	$(2,050)	$120,881
Collateralized mortgage obligations (CMOs) – agency	27,316	237	(50)	27,503
Total available-for-sale	$149,574	$910	$(2,100)	$148,384

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2020
Mortgage-backed securities – agency	$55,212	$1,237	$(49)	$56,400
Collateralized mortgage obligations (CMOs) – agency	60,474	807	(26)	61,255
Total available-for-sale	$115,686	$2,044	$(75)	$117,655

Mortgage-backed securities included all residential pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMOs are backed by government agency pass-through certificates. The 2021 and 2020 pass-through certificates are fixed rate instruments. CMOs, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (PACs). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales of securities in 2021, 2020 and 2019.

At December 31, 2021, securities having a fair value of $121,504 were pledged to the FHLB for borrowing capacity totaling $115,364. At December 31, 2020, securities having a fair value of $98,581 were pledged to the FHLB for borrowing capacity totaling $93,830. At December 31, 2021 and 2020, the Company had no outstanding FHLB advances.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

At December 31, 2021, securities having a fair value of $26,880 were pledged to the FRB of New York for borrowing capacity totaling $26,072. At December 31, 2020, securities having a fair value of $19,074 were pledged to the FRB of New York for borrowing capacity totaling $18,717. At December 31, 2021 and 2020, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2021
Mortgage-backed securities – agency	$101,235	$(1,813)	$4,503	$(237)	$105,738	$(2,050)
CMOs – agency	7,416	(50)	—	—	7,416	(50)
Total temporarily impaired securities	$108,651	$(1,863)	$4,503	$(237)	$113,154	$(2,100)

2020
Mortgage-backed securities - agency	$4,807	$(49)	$—	$—	$4,807	$(49)
CMOs - Agency	8,332	(17)	1,219	(9)	9,551	(26)
Total temporarily impaired securities	$13,139	$(66)	$1,219	$(9)	$14,358	$(75)

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

At December 31, 2021, securities in unrealized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates and illiquidity, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2021.

No impairment charges were recorded in 2021, 2020 and 2019.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2021	2020
Real estate:
1 – 4 family	$40,753	$48,433
Multifamily	254,852	169,817
Commercial real estate	48,589	54,717
Construction	—	—
Total real estate	344,194	272,967
Commercial	432,108	358,410
Consumer	8,681	41,362
Total loans held for investment	784,983	672,739
Deferred fees and unearned premiums, net	(466)	(318)
Allowance for loan losses	(9,076)	(11,402)
Loans held for investment, net	$775,441	$661,019

At December 31, 2021, commercial loan balances included $4,249 of SBA PPP loans.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for loan losses by class for the years ending December 31, 2021, 2020 and 2019:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2021
Allowance for loan losses:
Beginning balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402
Provision (credit) for loan losses	(57)	1,427	511	(45)	—	5,119	6,955
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(111)	—	—	—	(9,170)	(9,281)
Total ending allowance balance	$285	$6,319	$1,789	$552	$—	$131	$9,076

December 31, 2020
Allowance for loan losses:
Beginning balance	$344	$4,048	$1,048	$560	$161	$828	$6,989
Provision (credit) for loan losses	(2)	957	230	37	(161)	5,189	6,250
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(2)	—	—	—	(1,835)	(1,837)
Total ending allowance balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402

December 31, 2019
Allowance for loan losses:
Beginning balance	$407	$3,110	$952	$357	$149	$654	$5,629
Provision (credit) for loan losses	(63)	957	159	203	12	582	1,850
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	(19)	(63)	—	—	(408)	(490)
Total ending allowance balance	$344	$4,048	$1,048	$560	$161	$828	$6,989

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2021 and 2020:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	285	6,319	1,789	552	—	131	9,076

Total ending allowance balance	$285	$6,319	$1,789	$552	$—	$131	$9,076

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	40,753	432,108	254,852	48,589	—	8,681	784,983

Total ending loans balance	$40,753	$432,108	$254,852	$48,589	$—	$8,681	$784,983

Recorded investment is not adjusted for accrued interest, unearned premiums or deferred costs.

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total
December 31, 2020
Allowance for loan losses:
Ending allowance Balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	342	5,003	1,278	597	—	4,182	11,402

Total ending allowance balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$2,303	$2,303
Loans collectively evaluated for impairment	48,433	358,410	169,817	54,717	—	39,059	670,436

Total ending loans balance	$48,433	$358,410	$169,817	$54,717	$—	$41,362	$672,739

The following tables provide an analysis of the impaired loans by segment as of December 31, 2021 and 2020:

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	December 31,		December 31,
	2021		2020
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	2,303	2,303
Total	$—	$—	$2,303	$2,303

The following tables provide an analysis of the recorded investment and interest income recognized on impaired loans by segment for the periods presented:

	Years ended December 31,
	2021		2020		2019
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Multifamily	111	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	1,580	—	1,381	—	541	—
Total	$1,691	$—	$1,381	$—	$541	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2021 and 2020:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2021
1 – 4 family	$—	$—	$—	$—	$—	$40,753	$40,753
Commercial	—	—	—	—	—	432,108	432,108
Multifamily	1,034	—	—	—	1,034	253,818	254,852
Commercial real estate	—	—	—	—	—	48,589	48,589
Construction	—	—	—	—	—	—	—
Consumer	21	10	—	6	37	8,644	8,681
Total	$1,055	$10	$—	$6	$1,071	$783,912	$784,983

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2021
1 – 4 family	$37,738	$3,015	$—	$—
Commercial	410,548	17,977	3,583	—
Multifamily	254,131	—	721	—
Commercial real estate	44,771	3,818	—	—
Construction	—	—	—	—
Consumer	8,681	—	—	—
Total	$755,869	$24,810	$4,304	$—

	Pass	Special Mention	Substandard	Doubtful
December 31, 2020
1 – 4 family	$45,418	$3,015	$—	$—
Commercial	358,295	—	115	—
Multifamily	169,096	721	—	—
Commercial real estate	54,717	—	—	—
Construction	—	—	—	—
Consumer	34,896	4,163	2,303	—
Total	$662,422	$7,899	$2,418	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at December 31, 2021 and 2020. Furthermore, there were no loan modifications during 2021, 2020 and 2019 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. As discussed in Note 1, the Company implemented a payment deferral program in response to the COVID-19 crisis and elected to evaluate the modified loan population under the CARES act which allows for troubled debt restructuring categorization to be suspended.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company.

Loans to principal officers, directors, and their affiliates during 2021 were as follows:

Beginning balance	$8,491
New advances	—
Repayments	(2,908)
Ending balance	$5,583

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

Pledged Loans

At December 31, 2021, loans totaling $33,861 were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26,001. At December 31, 2020, loans totaling $37,519 were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $28,561.

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2021	2020
Leasehold improvements	$2,800	$2,128
Furniture, fixtures and equipment	3,912	3,518
Fixed assets in progress	656	718
	7,368	6,364
Less: accumulated depreciation and amortization	4,034	3,347
Total premises and equipment, net	$3,334	$3,017

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment, net in the Consolidated Statements of Income, was $687, $568 and $506 for the periods ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5 — Deposits

As of December 31, 2021, deposits of $1,028,409, was comprised of core deposit relationships of $1,009,097 and certificates of deposit of $19,312. Core deposits are defined as all deposits except certificates of deposits which include demand, savings, NOW, and money market deposit accounts.  Our noninterest bearing demand deposits are presented as demand deposits and all core interest bearing deposits are presented as savings, NOW and money market deposits on the Consolidated Statements of Financial Condition.  Certificates of deposit are presented as time deposits on the Consolidated Statements of Financial Condition.

The contractual maturities of certificates of deposit as of December 31, 2021, are as follows:

Total
2022	$17,528
2023	1,784
Total	$19,312

As of December 31, 2021 and 2020, certificates of deposits greater than $250 were $7,616 and $7,561, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2021 and 2020 were $9,001 and $5,089, respectively.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

NOTE 6 — Borrowings

The Company had a secured borrowing of $48 and $49 as of December 31, 2021 and 2020, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2021 and 2020, we had the ability to borrow a total of $141,365 and $122,391, respectively, from the Federal Home Loan Bank of New York. We also had a borrowing capacity with the Federal Reserve Bank of New York discount window of $26,072 and $18,717 at December 31, 2021 and 2020, respectively. These borrowings are collateralized by loans and securities. At December 31, 2021 and 2020, we also had lines of credit with other financial institutions totaling $67,500. No amounts were outstanding on any of the aforementioned lines as of December 31, 2021 and 2020.

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

	For the Year Ended December 31,
	2021	2020
Payment processing fees
Payment processing income	$20,040	$13,403
ACH income	816	696
Customer related fees, service charges and other
Administrative service income	29	183
Loss on loans held for sale (1)	(295)	—
Other	434	365
Total noninterest income	$21,024	$14,647

(1)	Represents a valuation adjustment on loans held for sale, not within the scope of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card interchange fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2021	2020	2019
Current:
Federal expense	$3,442	$4,203	$3,905
State and city expense	688	1,301	1,206
Total current tax expense	4,130	5,504	5,111

Deferred:
Federal expense (benefit)	248	(641)	153
State and city expense (benefit)	405	(314)	(269)
Total deferred tax expense (benefit)	653	(955)	(116)
Income tax expense	$4,783	$4,549	$4,995

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate at December 31:

	2021	2020	2019
Federal tax expense at statutory rate	$4,769	$3,605	$4,019
State and local income taxes, net of federal income tax benefit	929	974	1,157
Incentive stock options	69	53	48
Stock-based compensation excess tax benefit	(1,036)	(85)	(23)
Research and development tax credits	(100)	(77)	(129)
Other	152	79	(77)
Income tax expense	$4,783	$4,549	$4,995

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$213	$256
Stock based compensation	938	1,084
Allowance for loan loss	2,496	3,174
Deferred loan fees, net	141	115
Unrealized loss on securities available-for-sale	339	—
Other	548	383
Total deferred tax assets	4,675	5,012
Deferred tax liabilities:
Fixed assets	(1,272)	(1,108)
Unrealized gain on securities available-for-sale	—	(562)
Investment in partnership	(558)	(570)
Other	—	(175)
Total deferred tax liabilities	(1,830)	(2,415)
Deferred tax asset, net	$2,845	$2,597

The Company has New York state and city net operating loss carryforwards of $2,685 and $202, respectively, as of December 31, 2021. The net operating losses are available to reduce future taxable income and begin to expire in 2026.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2021 and 2020, will be realized.

The Company does not have any unrecognized tax benefits at December 31, 2021 and 2020, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019. The Company is subject to U.S. federal income tax as well as income tax in ten state and local jurisdictions. The Company is no longer subject to examination by taxing authorities for years before 2018.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. In 2021, 2020 and 2019, the Company matched 100% of employee contributions up to 2% of their salary in 2021, 2020 and 2019 resulting in total expenses of $189, $150 and $126, respectively.

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

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

The Company’s 2007 Stock Option Plan allowed for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2020, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May of 2017 and no new options can be granted from the plan.

The Company’s 2011 Stock Compensation Plan allows for a maximum of 754,607 shares of common stock to be issued. The 2011 Stock Compensation Plan expired in May of 2021, and no new awards can be granted from the plan.

The Company’s 2017 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. As of December 31, 2021, 312 shares remain available for grant.

The Company’s 2019 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. As of December 31, 2021, all shares under the 2019 plan have been issued.

The Company’s 2021 Equity Incentive Plan allows for a maximum of 400,000 shares of common stock to be issued. A total of 275,750 shares remain available for grant under the 2021 Equity Incentive Plan of which 202,000 can be granted as restricted shares.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2021	2020	2019
Risk-Free Interest Rate	1.43%	0.61%	1.85%
Expected Term	84 months	84 months	84 months
Expected Stock Price Volatility	34.7%	52.4%	22.1%
Dividend Yield	0.00%	0.00%	0.00%

Weighted Average Fair Value	$11.99	$10.99	$7.18

The following table presents a summary of the activity related to options as of December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
December 31, 2021
Outstanding at beginning of year	907,099	$14.11
Granted	69,150	31.04
Exercised	(325,733)	12.59
Forfeited	(501)	23.08
Expired	(415)	25.02
Outstanding at period end	649,600	$16.66	5.62
Vested or expected to vest	649,600	$16.66	5.62
Exercisable at period end	532,364	$14.43	4.77

The Company recognized compensation expense related to options of $483, $492 and $521 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, unrecognized compensation cost related to non-vested options was approximately $1,288 and is expected to be recognized over a weighted average period of 2.55 years. The intrinsic value for outstanding options net of expected forfeitures was $9,639. The intrinsic value for exercisable options at December 31, 2021 was $9,086.

The following table presents information related to stock options exercises for the years ended December 31:

	For the Years Ended December 31,
	2021	2020	2019
Intrinsic value of options exercised	$6,313	$943	$163
Cash received from option exercises	27	401	50
Excess tax benefit from option exercises	1,433	107	23

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

The following table presents a summary of the activity related to restricted stock as of December 31, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
December 31, 2021
Outstanding at beginning of year	380,750	$22.87
Granted	102,000	31.04
Vested	—	—
Outstanding at period end	482,750	$24.59

The Company recognized compensation expense related to restricted stock of $1,482, $1,048 and $574 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $8,561 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.72 years.

NOTE 10 — Earnings per Share

The factors used in earnings per share computation follow:

	For the Years Ended December 31,
	2021	2020	2019
Basic
Net income	$17,925	$12,618	$14,143
Weighted average shares outstanding	7,469,907	7,412,131	7,388,702
Basic earnings per share	$2.40	$1.70	$1.91

Diluted
Net income	$17,925	$12,618	$14,143
Weighted average shares outstanding for basic earnings per share	7,469,907	7,412,131	7,388,702
Add: Dilutive effects of share based awards	477,077	231,692	396,034
Average shares and dilutive potential shares	7,946,984	7,643,823	7,784,736
Diluted earnings per share	$2.26	$1.65	$1.82

Stock based awards totaling 100,737, 394,266 and 164,250 shares of stock were not considered in computing diluted earnings per share for 2021, 2020 and 2019, respectively, because they were anti-dilutive.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

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

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

	For the Years Ended December 31,
	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$20	$14,003	$29	$17,391
Standby letters of credit	4,591	—	2,258	—
Total credit related commitments	$4,611	$14,003	$2,287	$17,391

The fixed rate loan commitments have interest rates ranging from 3.75% to 18.00% and maturities ranging from 1 month to 3 years.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

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

As of December 31, 2021, right of use (“ROU”) lease assets and related lease liabilities were $2,374 and $2,988, respectively. As of December 31, 2020, ROU lease assets and related lease liabilities were $2,908 and $3,532, respectively.

As of December 31, 2021, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2021, are summarized as follows:

Operating Lease
Liabilities
2022	$643
2023	643
2024	652
2025	668
2026	627
Thereafter	—
Total operating lease payments	$3,233
Less: interest	245
Present value of operating lease liabilities	$2,988

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	As of December 31,
	2021		2020
Weighted-average remaining lease term	4.88	years	5.83	years
Weighted-average discount rate	3.06%		3.03%

The components of total lease cost are as follows:

	For the year ended
	December 31,
	2021	2020	2020
Operating lease cost	$568	$563	$500
Short-term lease cost	13	66	61
Total lease cost	$581	$629	$561

These leases contain periodic escalation clauses and all expiring leases are evaluated for extensions at renewal. Rent expense for the years ended December 31, 2021, 2020, and 2019 amounted to $581, $629 and $561, respectively.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$120,881	$—
CMOs – agency	—	27,503	—
Total	$—	$148,384	$—

December 31, 2020
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$56,400	$—
CMOs – agency	—	61,255	—
Total	$—	$117,655	$—

There were no transfers between Level 1 and Level 2 during the year.

The legacy NFL consumer loan portfolio was measured on a nonrecurring basis and assigned a Level 3 fair value of $14.1 million as of December 31, 2021, as the loans are accounted for at the lower of cost or fair value. The fair value was determined using the discounted cash flow method under the income approach where the significant unobservable inputs include the cash flows and related timing, and an approximately 8% discount rate applied which reflects the rate of return market participants would expect to earn on investments of equivalent risk. The valuation adjustment recorded during the quarter totaled $295 thousand. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities with observable transactions (Level 2 inputs).

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments:

	Fair Value Measurement at December 31, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$149,156	$2,202	$146,954	$—	$149,156
Securities purchased under agreements to resell, at cost	50,271	—	—	50,271	50,271
Securities available-for-sale	148,384	—	148,384	—	148,384
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	775,441	—	—	774,114	774,114
Accrued interest receivable	4,197	—	252	3,945	4,197
Other assets - loans held for sale	14,100	—	—	14,100	14,100

Financial Liabilities:
Time deposits	19,312	—	19,330	—	19,330
Demand and other deposits	1,009,097	1,009,097	—	—	1,009,097
Secured borrowings	48	—	48	—	48
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2020, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$65,185	$1,775	$63,410	$—	$65,185
Securities purchased under agreements to resell, at cost	51,726	—	—	51,726	51,726
Securities available-for-sale	117,655	—	117,655	—	117,655
Securities, restricted, at cost	2,694	N/A	N/A	N/A	N/A
Loans held for investment, net	661,019	—	—	661,992	661,992
Accrued interest receivable	4,529	—	245	4,284	4,529
Other assets - loans held for sale	—	—	—	—	—

Financial Liabilities:
Time deposits	11,202	—	11,246	—	11,246
Demand and other deposits	792,852	792,852	—	—	792,852
Secured borrowings	49	—	49	—	49
Accrued interest payable	—	—	—	—	—

NOTE 14 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

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

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Conservation Buffer		Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk weighted assets	$131,137	15.89%	$66,039	8.00%	$86,677	10.50%	$82,549	10.00%
Tier 1 (core) capital to risk weighted assets	122,059	14.79	49,530	6.00	70,167	8.50	66,039	8.00
Tier 1 (common) capital to risk weighted assets	122,059	14.79	37,147	4.50	57,785	7.00	53,657	6.50
Tier 1 (core) capital to adjusted total assets	122,059	11.46	42,619	4.00	42,619	4.00	53,273	5.00

December 31, 2020
Total capital to risk weighted assets	$118,886	16.69%	$56,974	8.00%	$74,778	10.50%	$71,218	10.00%
Tier 1 (core) capital to risk weighted assets	109,953	15.44	42,731	6.00	60,535	8.50	56,974	8.00
Tier 1 (common) capital to risk weighted assets	109,953	15.44	32,048	4.50	49,852	7.00	46,291	6.50
Tier 1 (core) capital to adjusted total assets	109,953	12.51	35,152	4.00	35,152	4.00	43,941	5.00
*	BASEL III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Bank and fully phased in by January 1, 2019.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

NOTE 15 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$695	$8,098
Investment in banking subsidiary	121,297	111,562
Loans held for sale	14,100	—
Equity investment without readily determinable fair value	2,410	2,410
Other assets	5,461	4,265
Total assets	143,963	126,335
LIABILITIES
Other liabilities	228	259
Total liabilities	228	259
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	81	78
Additional paid-in-capital	93,611	91,622
Retained earnings	51,460	33,535
Other comprehensive (loss) income	(850)	1,408
Treasury stock at cost	(567)	(567)
Total stockholders’ equity	$143,735	$126,076
Total liabilities and equity	$143,963	$126,335

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
Interest income	$167	$86	$95
Other expense	2,870	2,138	1,822
Loss before income tax and undistributed subsidiary income	(2,703)	(2,052)	(1,727)
Income tax benefit	635	544	450
Equity in undistributed subsidiary income	19,993	14,126	15,420
Net income	$17,925	$12,618	$14,143
Comprehensive income	$15,667	$13,640	$17,143

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$17,925	$12,618	$14,143
Adjustments:
Stock compensation expense	1,965	1,540	1,095
Loss on loans held for sale	295	—	—
Equity in undistributed subsidiary income	(19,993)	(14,126)	(15,420)
Change in other assets	(737)	(573)	(435)
Change in other liabilities	(31)	(120)	322
Net cash used in operating activities	(576)	(661)	(295)
Cash flows from investing activities
Investment in loans held for sale	(14,584)	—	—
Net change in other	(459)	(1,646)	1,775
Payments on loans held for sale	189	—	—
Dividends received	8,000	5,000	—
Net cash provided by (used in) investing activities	(6,854)	3,354	1,775
Cash flows from financing activities:
Exercise of stock options	27	401	50
Purchase of common stock	—	(567)	—
Net cash (used in) provided by financing activities	27	(166)	50
Net change in cash and cash equivalents	(7,403)	2,527	1,530
Beginning cash and cash equivalents	8,098	5,571	4,041
Ending cash and cash equivalents	$695	$8,098	$5,571

NOTE 16 — Accumulated Other Comprehensive (Loss) Income

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the years ending December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
	2021	2020	2019

Unrealized (Losses) Gains on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
Beginning balance	$1,408	$386	$(2,614)
Other comprehensive (loss) income before reclassifications, net of tax	(2,258)	1,022	3,000
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(2,258)	1,022	3,000
Ending balance	$(850)	$1,408	$386

There were no reclassifications out of accumulated other comprehensive (loss) income for the years presented.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 14.Principal Accountant Fees and Services

Our independent registered public accounting firm is Crowe LLP, New York, New York, Auditor Firm ID: 173. The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

3.2

Bylaws of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto)

4.1

Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

4.2

Description of Esquire Financial Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.2 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)

10.1

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.2

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.3

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.4

Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.5

Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†

10.6

First Amendment to the Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader dated December 19, 2018 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 14, 2019)†

10.7

Esquire Financial Holdings, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on June 6, 2019)†

10.8

Esquire Financial Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 16, 2021)†

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 11, 2022
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	President and Chief Executive Officer and Director	March 11, 2022
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 11, 2022
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 11, 2022
Anthony Coelho

/s/ Todd Deutsch	Director	March 11, 2022
Todd Deutsch

/s/ Marc D. Grossman	Director	March 11, 2022
Marc D. Grossman

/s/ Russ M. Herman	Director	March 11, 2022
Russ M. Herman

	Director	March 11, 2022
Janet Hill

/s/ Robert J. Mitzman	Director	March 11, 2022
Robert J. Mitzman

/s/ Richard T. Powers	Director	March 11, 2022
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 11, 2022
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 11, 2022
Selig Zises