Form 10-Q
period 2022-03-31
Esquire Financial Holdings, Inc.
filed 2022-05-13
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2022, there were 8,076,320 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$148,940	$149,156
Securities purchased under agreements to resell, at cost	48,143	50,271
Securities available-for-sale, at fair value	134,161	148,384
Securities held-to-maturity (fair value $44,926 at March 31, 2022)	47,544	—
Securities, restricted, at cost	2,680	2,680

Loans held for investment	817,997	784,517
Less: allowance for loan losses	(9,491)	(9,076)
Loans, net of allowance	808,506	775,441
Premises and equipment, net	3,163	3,334
Accrued interest receivable	4,343	4,197
Other assets	45,349	45,307
Total assets	$1,242,829	$1,178,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$488,960	$409,350
Savings, NOW and money market	581,721	599,747
Time	19,239	19,312
Total deposits	1,089,920	1,028,409

Accrued expenses and other liabilities	9,524	6,626
Total liabilities	$1,099,444	$1,035,035

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,112,402 and 8,123,152 shares issued, respectively; and 8,076,320 and 8,088,846 shares outstanding, respectively	81	81
Additional paid-in capital	94,172	93,611
Retained earnings	56,802	51,460
Accumulated other comprehensive loss	(7,044)	(850)
Treasury stock at cost, 36,082 and 34,306 shares, respectively	(626)	(567)
Total stockholders’ equity	143,385	143,735
Total liabilities and stockholders’ equity	$1,242,829	$1,178,770

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Interest income:
Loans	$11,020	$9,579
Securities	815	468
Securities purchased under agreements to resell	132	161
Interest earning deposits and other	57	40
Total interest income	12,024	10,248

Interest expense:
Savings, NOW and money market deposits	218	174
Time deposits	19	20
Borrowings	1	1
Total interest expense	238	195

Net interest income	11,786	10,053
Provision for loan losses	640	1,800
Net interest income after provision for loan losses	11,146	8,253

Noninterest income:
Payment processing fees	5,316	5,370
Customer related fees, service charges and other	186	94
Total noninterest income	5,502	5,464

Noninterest expense:
Employee compensation and benefits	6,134	4,996
Occupancy and equipment	751	699
Professional and consulting services	611	775
FDIC and regulatory assessments	123	98
Advertising and marketing	225	332
Travel and business relations	90	39
Data processing	1,008	851
Other operating expenses	438	398
Total noninterest expense	9,380	8,188

Net income before income taxes	7,268	5,529
Income tax expense	1,926	1,355

Net income	$5,342	$4,174

Earnings per share
Basic	$0.70	$0.56
Diluted	$0.66	$0.53

See accompanying condensed notes to interim condensed consolidated financial statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Net income	$5,342	$4,174
Other comprehensive (loss) income:
Unrealized losses arising during the period on securities available-for-sale	(8,526)	(2,076)
Reclassification adjustment for net gains (losses) included in net income	—	—
Tax effect	2,332	591
Total other comprehensive loss	(6,194)	(1,485)
Total comprehensive (loss) income	$(852)	$2,689

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2022	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	5,342	—	—	5,342
Other comprehensive loss	—	—	—	—	—	—	(6,194)	—	(6,194)
Restricted stock award forfeitures	—	(10,750)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	561	—	—	—	561
Vested restricted stock awards settlement	—	(1,776)	—	—	—	—	—	(59)	(59)
Balance at March 31, 2022	—	8,076,320	$—	$81	$94,172	$56,802	$(7,044)	$(626)	$143,385

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	4,174	—	—	4,174
Other comprehensive loss	—	—	—	—	—	—	(1,485)	—	(1,485)
Exercise of stock options, net of repurchases (40,468 shares)	—	36,333	—	1	9	—	—	—	10
Stock compensation expense	—	—	—	—	491	—	—	—	491
Balance at March 31, 2021	—	7,829,815	$—	$79	$92,122	$37,709	$(77)	$(567)	$129,266

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,342	$4,174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	640	1,800
Depreciation	182	154
Stock compensation expense	561	491
Gain on loans held for sale	(90)	—
Net amortization (accretion):
Securities	124	254
Loans	(239)	(181)
Right of use asset	119	115
Software	301	257
Changes in other assets and liabilities:
Accrued interest receivable	(146)	(308)
Other assets	3,196	3,756
Operating lease liability	(142)	(132)
Accrued expenses and other liabilities	1,297	2,903
Net cash provided by operating activities	11,145	13,283

Cash flows from investing activities:
Net change in loans	(34,316)	(30,284)
Net change in securities purchased under agreements to resell	2,128	1,225
Purchases of securities available-for-sale	—	(33,617)
Purchases of securities held-to-maturity	(47,544)	—
Principal repayments on securities available-for-sale	7,316	17,346
Purchases of premises and equipment	(11)	(83)
Development of capitalized software	(386)	(779)
Net cash used in investing activities	(72,813)	(46,192)

Cash flows from financing activities:
Net increase in deposits	61,511	55,607
Exercise of stock options	—	10
Tax withholding payments for vested equity awards	(59)	—
Net cash provided by financing activities	61,452	55,617

(Decrease) increase in cash and cash equivalents	(216)	22,708

Cash and cash equivalents at beginning of the period	149,156	65,185

Cash and cash equivalents at end of the period	$148,940	$87,893

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$238	$195
Taxes	342	275
Noncash transactions:
Transfer from loans held for investment to held for sale	850	—
Securities purchased but not yet settled	1,743	—

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2021 and 2020. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

At March 31, 2022 there were no participants in the COVID-19 payment deferral program.

At this time, it is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's first quarter 2022 Consolidated Statement of Financial Condition and Consolidated Statement of Income.

Subsequent Events

On April 1, 2022, the Company finalized the sale of its legacy NFL consumer post settlement loan portfolio to a third part sponsored entity (or “Fund”) in exchange for a nonvoting economic interest in the Fund valued at $13.5 million.

On April 28, 2022, the Company announced its first regular quarterly cash dividend of $0.09 per share of common stock, payable on June 1, 2022 to each stockholder of record on May 16, 2022.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale are accounted for at lower of cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans held for sale is included with Other assets on the Consolidated Statement of Financial Condition.

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU). This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for a smaller reporting company on January 1, 2023. The Company plans to adopt ASU 2016-13 on January 1, 2023, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company has gathered the necessary data and continues to prepare for the implementation of this standard.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. Adoption of the standard is not expected to have a material impact on the Company’s operating results or financial condition.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASU 326-20, “Financial Instruments — Credit Losses: Measured at Amortized Cost”. The Company is in the process of evaluating the ASU in conjunction with its adoption of CECL on January 1, 2023.

NOTE 2 — Debt Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$120,157	$107	$(8,774)	$111,490
Collateralized mortgage obligations (CMOs) – agency	23,720	4	(1,053)	22,671
Total available-for-sale	$143,877	$111	$(9,827)	$134,161

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
Collateralized mortgage obligations (CMOs) – agency	$47,544	$—	$(2,618)	$44,926
Total held-to-maturity	$47,544	$—	$(2,618)	$44,926

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$122,258	$673	$(2,050)	$120,881
Collateralized mortgage obligations (CMOs) – agency	27,316	237	(50)	27,503
Total available-for-sale	$149,574	$910	$(2,100)	$148,384

As of December 31, 2021, there were no securities held-to-maturity.

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

There were no sales or calls of securities for the three months ended March 31, 2022 and 2021.

At March 31, 2022, securities having a carrying value of $155.4 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $133.9 million. At December 31, 2021, securities having a fair value of $121.5 million were pledged to the FHLB for borrowing capacity totaling $115.4 million. At March 31, 2022 and December 31, 2021, the Company had no outstanding FHLB advances.

At March 31, 2022, securities having a fair value of $24.6 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $23.8 million. At December 31, 2021, securities having a fair value of $26.9 million were pledged to the FRB for borrowing capacity totaling $26.1 million. At March 31, 2022 and December 31, 2021, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position as of:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$63,981	$(4,256)	$39,448	$(4,518)	$103,429	$(8,774)
CMOs – agency	19,562	(981)	1,037	(72)	20,599	(1,053)
Total temporarily impaired securities	$83,543	$(5,237)	$40,485	$(4,590)	$124,028	$(9,827)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$44,926	$(2,618)	$—	$—	$44,926	$(2,618)
Total temporarily impaired securities	$44,926	$(2,618)	$—	$—	$44,926	$(2,618)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - agency	$101,235	$(1,813)	$4,503	$(237)	$105,738	$(2,050)
CMOs - Agency	7,416	(50)	—	—	7,416	(50)
Total temporarily impaired securities	$108,651	$(1,863)	$4,503	$(237)	$113,154	$(2,100)

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

At March 31, 2022, securities in unrealized or unrecognized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at March 31, 2022.

No impairment charges were recorded for the three months ended March 31, 2022 and 2021.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	At March 31,	At December 31,
	2022	2021

	(In thousands)
Real estate:
1 – 4 family	$33,468	$40,753
Multifamily	262,465	254,852
Commercial real estate	62,447	48,589
Construction	—	—
Total real estate	358,380	344,194
Commercial	451,930	432,108
Consumer	8,281	8,681
Total loans held for investment	$818,591	$784,983
Deferred loan fees and unearned premiums, net	(594)	(466)
Allowance for loan losses	(9,491)	(9,076)
Loans held for investment, net	$808,506	$775,441

At December 31, 2021, the commercial loans balance included Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans of $4.2 million. There were no PPP loans outstanding at March 31, 2022.

The following tables present the activity in the allowance for loan losses by class for the three months ending March 31, 2022 and 2021:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
March 31, 2022
Allowance for loan losses:
Beginning balance	$285	$6,319	$1,789	$552	$—	$131	$9,076
Provision (credit) for loan losses	(54)	254	253	136	—	51	640
Recoveries	—	2	—	—	—	—	2
Loans charged-off	—	—	(178)	—	—	(49)	(227)
Total ending allowance balance	$231	$6,575	$1,864	$688	$—	$133	$9,491

March 31, 2021
Allowance for loan losses:
Beginning balance	$342	$5,003	$1,278	$597	$—	$4,182	$11,402
Provision (credit) for loan losses	(23)	753	247	16	—	807	1,800
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(21)	(21)
Total ending allowance balance	$319	$5,756	$1,525	$613	$—	$4,968	$13,181

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2022 and December 31, 2021:

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

	(In thousands)
March 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	231	6,575	1,864	688	—	133	9,491

Total ending allowance balance	$231	$6,575	$1,864	$688	$—	$133	$9,491

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	33,468	451,930	262,465	62,447	—	8,281	818,591

Total ending loans balance	$33,468	$451,930	$262,465	$62,447	$—	$8,281	$818,591

				Commercial
	1‑4 Family	Commercial	Multifamily	Real Estate	Construction	Consumer	Total

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

There were no impaired loans as of March 31, 2022 and December 31, 2021.

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
1-4 family	$—	$—	$—	$—
Commercial	—	—	—	—
Multifamily	515	—	180	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer	2	—	2,120	—
Total	$517	$—	$2,300	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2022 and December 31, 2021:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
March 31, 2022
1 – 4 family	$—	$—	$—	$—	$—	$33,468	$33,468
Commercial	111	64	—	—	175	451,755	451,930
Multifamily	—	—	—	—	—	262,465	262,465
Commercial real estate	—	—	—	—	—	62,447	62,447
Construction	—	—	—	—	—	—	—
Consumer	44	7	—	7	58	8,223	8,281
Total	$155	$71	$—	$7	$233	$818,358	$818,591

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2021
1 – 4 family	$—	$—	$—	$—	$—	$40,753	$40,753
Commercial	—	—	—	—	—	432,108	432,108
Multifamily	1,034	—	—	—	1,034	253,818	254,852
Commercial real estate	—	—	—	—	—	48,589	48,589
Construction	—	—	—	—	—	—	—
Consumer	21	10	—	6	37	8,644	8,681
Total	$1,055	$10	$—	$6	$1,071	$783,912	$784,983

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
March 31, 2022
1 – 4 family	$30,453	$3,015	$—	$—
Commercial	426,081	22,624	3,225	—
Multifamily	261,744	—	721	—
Commercial real estate	58,629	3,818	—	—
Construction	—	—	—	—
Consumer	8,281	—	—	—
Total	$785,188	$29,457	$3,946	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2021
1 – 4 family	$37,738	$3,015	$—	$—
Commercial	410,548	17,977	3,583	—
Multifamily	254,131	—	721	—
Commercial real estate	44,771	3,818	—	—
Construction	—	—	—	—
Consumer	8,681	—	—	—
Total	$755,869	$24,810	$4,304	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at March 31, 2022 and December 31, 2021. Furthermore, there were no loans modified during the three months ended March 31, 2022 and 2021 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Pledged Loans

At March 31, 2022, loans totaling $27.3 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $20.9 million. At December 31, 2021, loans totaling $33.9 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26.0 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended March 31,
	2022	2021

	(In thousands)
Payment processing fees
Payment processing income	$5,100	$5,167
ACH income	216	203
Customer related fees, service charges and other
Administrative service income	9	18
Gain on loans held for sale (1)	90	—
Other	87	76
Total noninterest income	$5,502	$5,464

(1)	Represents a valuation adjustment on loans held for sale, not within the scope of ASC 606.

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

There were no stock options granted during the three months ended March 31, 2022 and 2021.

The following table presents a summary of the activity related to options as of March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
March 31, 2022
Outstanding at beginning of year	649,600	$16.66
Granted	—	—
Exercised	—	—
Forfeited	(6,334)	25.68
Expired	—	—
Outstanding at period end	643,266	$16.57	5.27
Vested or expected to vest	643,266	$16.57	5.27
Exercisable at period end	532,364	$14.43	4.44

The Company recognized compensation expense related to options of $124 thousand and $134 thousand for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unrecognized compensation cost related to nonvested options was approximately $1.1 million and is expected to be recognized over a weighted average period of 2.32 years. The intrinsic value for outstanding options and for options vested or expected to vest was $11.0 million and $10.2 million for exercisable options at March 31, 2022.

Information related to stock option exercises during each period is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Intrinsic value of options exercised	$—	$861
Cash received from option exercises	—	10
Excess tax benefit from option exercises	—	164

The following table presents a summary of the activity related to restricted stock as of March 31, 2022:

		Weighted Average
		Grant Date
	Shares	Fair Value
March 31, 2022
Outstanding at beginning of year	482,750	$24.59
Granted	—	—
Vested	(20,497)	19.25
Forfeited	(10,750)	24.32
Outstanding at period end	451,503	$24.84

The Company recognized compensation expense related to restricted stock of $437 thousand and $357 thousand for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $7.9 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.48 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands, except per share data)
Basic
Net income	$5,342	$4,174
Weighted average shares outstanding	7,620,241	7,426,139
Basic earnings per share	$0.70	$0.56

Diluted
Net income	$5,342	$4,174
Weighted average shares outstanding for basic earnings per share	7,620,241	7,426,139
Add: Dilutive effects of share based awards	527,234	420,137
Average shares and dilutive potential shares	8,147,475	7,846,276
Diluted earnings per share	$0.66	$0.53

Share-based awards totaling 69,150 and 118,350 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2022 and March 31, 2021, respectively, because they were anti-dilutive.

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

As of March 31, 2022, right of use (“ROU”) lease assets and related lease liabilities were $2.3 million and $2.8 million, respectively. As of December 31, 2021, ROU lease assets and related lease liabilities were $2.4 million and $3.0 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Maturities of the Company’s operating lease liabilities at March 31, 2022 are as follows:

Operating Lease
Liabilities
(In thousands)
2022	$480
2023	636
2024	652
2025	668
2026	627
Thereafter	—
Total operating lease payments	$3,063
Less: interest	217
Present value of operating lease liabilities	$2,846

	As of March 31,
	2022		2021
Weighted-average remaining lease term	4.65	years	5.59	years
Weighted-average discount rate	3.07%		3.04%

The components of total lease cost are as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Operating lease cost	$142	$142
Short-term lease cost	—	—
Total lease cost	$142	$142

Cash paid for operating leases	$163	$159

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

	(In thousands)
March 31, 2022
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$111,490	$—
CMOs – agency	—	22,671	—
Total	$—	$134,161	$—

December 31, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$120,881	$—
CMOs – agency	—	27,503	—
Total	$—	$148,384	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 and 2021.

The legacy NFL consumer loan portfolio was measured on a nonrecurring basis and assigned a Level 3 fair value of $14.2 million and $14.1 million as of March 31, 2022 and December 31, 2021, respectively, as the loans are accounted for at the lower of cost or fair value. The fair value was determined using the discounted cash flow method under the income approach where the significant unobservable inputs include the cash flows and related timing, and an approximately 9% discount rate applied which reflects the rate of return market participants would expect to earn on investments of equivalent risk. A partial release of the valuation allowance was recorded during the first quarter 2022 which totaled $90 thousand. We also had a multifamily loan held for sale with a Level 2 fair value of $850 thousand which was measured utilizing an offer from a market participant.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at March 31, 2022 and December 31, 2021:

	Fair Value Measurement at March 31, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$148,940	$1,100	$147,840	$—	$148,940
Securities purchased under agreements to resell, at cost	48,143	—	—	48,143	48,143
Securities, held-to-maturity	47,544	—	44,926	—	44,926
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	808,506	—	—	801,863	801,863
Accrued interest receivable	4,343	—	278	3,972	4,250

Financial Liabilities:
Time deposits	19,239	—	19,178	—	19,178
Demand and other deposits	1,070,681	1,070,681	—	—	1,070,681
Secured borrowings	48	—	48	—	48
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$149,156	$2,202	$146,954	$—	$149,156
Securities purchased under agreements to resell, at cost	50,271	—	—	50,271	50,271
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	775,441	—	—	774,114	774,114
Accrued interest receivable	4,197	—	252	3,945	4,197

Financial Liabilities:
Time deposits	19,312	—	19,330	—	19,330
Demand and other deposits	1,009,097	1,009,097	—	—	1,009,097
Secured borrowings	48	—	48	—	48
Accrued interest payable	—	—	—	—	—

NOTE 9 — Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ending March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Unrealized (Losses) Gains on Available-for-Sale Securities
Beginning balance	$(850)	$1,408
Other comprehensive loss before reclassifications, net of tax	(6,194)	(1,485)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(6,194)	(1,485)
Ending balance	$(7,044)	$(77)

There were no reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2022 and 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2021 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by subsequent Quarterly Reports on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

COVID-19 Pandemic Programs

We elected to participate in the Paycheck Protection Program administered by the SBA with the intention to provide our customer base access to this critical program. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of March 31, 2022, we have been fully repaid on our PPP loan portfolio cumulatively totaling $45.5 million.

In 2020, management implemented a customer payment deferral program (principal and interest) under the CARES Act to assist business borrowers and certain consumers that may have been experiencing financial hardship due to COVID-19 related challenges. As of March 31, 2022, there were no participants in our payment deferral program.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Assets.  Our total assets were $1.2 billion at March 31, 2022, an increase of $64.1 million, or 5.4%, from $1.2 billion at December 31, 2021, primarily due to the deployment of excess cash in the first quarter of 2022 into securities held-to-maturity of $47.5 million, and increases in loans held for investment of $33.5 million, or 4.3%, offset by net paydowns and unrealized losses in securities available-for-sale of $14.2 million, or 9.6%, and reverse repurchase agreement paydowns of $2.1 million, or 4.2%.

Loans. The following table provides information regarding the composition of our loans held for investment portfolio at the dates indicated:

	At March 31,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$262,465	32.1%	$254,852	32.5%
Commercial real estate	62,447	7.6	48,589	6.1
1 – 4 family	33,468	4.1	40,753	5.2
Total real estate	358,380	43.8	344,194	43.8
Commercial	451,930	55.2	427,859	54.6
PPP	—	—	4,249	0.5
Consumer	8,281	1.0	8,681	1.1
Total loans held for investment	$818,591	100.0%	$784,983	100.0%
Deferred loan fees and unearned premiums, net	(594)		(466)
Allowance for loan losses	(9,491)		(9,076)
Loans held for investment, net	$808,506		$775,441

At March 31, 2022, loans were $818.0 million, or 75.1% of total deposits, compared to $784.5 million, or 76.3% of total deposits, at December 31, 2021. The growth in loans was primarily driven by net production in commercial and commercial real estate loans. Commercial loans increased $24.1 million, or 5.6%, to $451.9 million at March 31, 2022 from $427.9 million at December 31, 2021. Commercial real estate loans increased $13.9 million, or 28.5%, to $62.4 million at March 31, 2022 from $48.6 million at December 31, 2021.

The following table sets forth the composition of our Litigation-Related loans held for investment portfolio by type of loan at the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans
Commercial Litigation-Related:
Working capital lines of credit	$207,700	52.6%	$210,148	54.4%
Case cost lines of credit	131,803	33.3	127,859	33.1
Term loans	53,208	13.5	45,415	11.8
Total Commercial Litigation-Related	392,711	99.4	383,422	99.3
Consumer Litigation-Related:
Post-settlement consumer loans	2,460	0.6	2,451	0.7
Structured settlement loans	92	0.0	116	0.0
Total Consumer Litigation-Related	2,552	0.6	2,567	0.7
Total Litigation-Related Loans	$395,263	100.0%	$385,989	100.0%

At March 31, 2022, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $395.3 million, or 48.3% of our total loan portfolio, compared to $386.0 million, or 49.2% of our total loan portfolio at December 31, 2021. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale decreased $14.2 million, or 9.6%, to $134.2 million at March 31, 2022 from $148.4 million at December 31, 2021, driven by unrealized losses of $8.5 million, paydowns of $7.3 million, and net amortization of $124 thousand, offset by purchases of $1.7 million. Commencing in the first quarter of 2022, we invested a portion of our excess liquidity in held-to-maturity securities, totaling $47.5 million at March 31, 2022.

Funding. Total deposits increased $61.5 million, or 6.0%, to $1.1 billion at March 31, 2022 from $1.0 billion at December 31, 2021. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $1.1 billion at March 31, 2022, or 98.2% of total deposits at that date, compared to $1.0 billion or 98.1% of total deposits at December 31, 2021. Demand deposits (noninterest bearing) increased $79.6 million, or 19.4%, to $489.0 million, representing 44.9% of total deposits.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $618.0 million at March 31, 2022 which is a $80.5 million, or 15.0%, increase from the December 31, 2021 balance of $537.5 million.

At March 31, 2022, we had the ability to borrow a total of $154.9 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $23.8 million. At March 31, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2022.

Equity. Total stockholders’ equity decreased $350 thousand to $143.4 million at March 31, 2022, from $143.7 million at December 31, 2021, primarily due to other comprehensive losses of $6.2 million, due to the decline in fair value of available-for-sale securities reflective of the recent increases in short-term market interest rates, partially offset by net income of $5.3 million and amortization of share based compensation of $561 thousand.

Asset Quality. Nonperforming assets, totaling $7 thousand, consisted of several nonaccrual consumer loans as of March 31, 2022. As of March 31, 2022, the allowance for loan losses was $9.5 million, or 1.16% of total loans, as compared to $9.1 million, or 1.16% of total loans at December 31, 2021. The stability in the allowance as a percentage of loans is reflective of reduced pandemic related uncertainty. At March 31, 2022, special mention and substandard loans totaled $29.5 million and $3.9 million, respectively.

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

	For the Three Months Ended March 31,
	2022			2021

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$776,521	$11,020	5.76%	$677,531	$9,579	5.73%
Securities, includes restricted stock	181,328	815	1.82%	119,829	468	1.58%
Securities purchased under agreements to resell	49,612	132	1.08%	51,446	161	1.27%
Interest earning cash and other	72,456	57	0.32%	57,284	40	0.28%
Total interest earning assets	1,079,917	12,024	4.52%	906,090	10,248	4.59%

NONINTEREST EARNING ASSETS	50,832			30,843

TOTAL AVERAGE ASSETS	$1,130,749			$936,933

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$489,245	$218	0.18%	$402,776	$174	0.18%
Time deposits	19,242	19	0.40%	11,189	20	0.72%
Total interest bearing deposits	508,487	237	0.19%	413,965	194	0.19%
Borrowings	50	1	8.11%	50	1	8.11%
Total interest bearing liabilities	508,537	238	0.19%	414,015	195	0.19%

NONINTEREST BEARING LIABILITIES
Demand deposits	469,938			386,826
Other liabilities	8,414			8,779
Total noninterest bearing liabilities	478,352			395,605
Stockholders' equity	143,860			127,313

TOTAL AVG. LIABILITIES AND EQUITY	$1,130,749			$936,933
Net interest income		$11,786			$10,053
Net interest spread			4.33%			4.40%
Net interest margin			4.43%			4.50%

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

	For the Three Months Ended
	March 31,
	2022 vs. 2021
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$1,405	$36	$1,441
Securities, includes restricted stock	268	79	347
Securities purchased under agreements to resell	(6)	(23)	(29)
Interest earning cash and other	12	5	17
Total interest income	1,679	97	1,776

Interest paid on:
Savings, NOW, Money Markets	38	6	44
Time deposits	10	(11)	(1)
Total deposits	48	(5)	43
Borrowings	—	—	—
Total interest expense	48	(5)	43
Change in net interest income	$1,631	$102	$1,733

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General.  Net income increased $1.2 million, or 28.0%, to $5.3 million for the three months ended March 31, 2022 from $4.2 million for the three months ended March 31, 2021. The increase resulted from a $1.7 million increase in net interest income and a decrease in the provision for loan losses of $1.2 million, partially offset by an increase of $1.2 million in noninterest expense.

Net Interest Income.  Net interest income increased $1.7 million, or 17.2%, to $11.8 million for the three months ended March 31, 2022 from $10.1 million for the three months ended March 31, 2021, due to a $1.8 million increase in interest income, partially offset by a $43 thousand increase in interest expense.

Our net interest margin decreased 7 basis points to 4.43% for the three months ended March 31, 2022 from 4.50% for the three months ended March 31, 2021.

Interest Income.  Interest income increased $1.8 million, or 17.3%, to $12.0 million for the three months ended March 31, 2022 from $10.2 million for the three months ended March 31, 2021 and was attributable to an increase in loan interest income, interest earning cash and other, and securities interest income, offset by a decrease in reverse repurchase interest income.

Loan interest income increased $1.4 million, or 15.0%, to $11.0 million for the three months ended March 31, 2022 from $9.6 million for the three months ended March 31, 2021. This increase was attributable to a $99.0 million, or 14.6%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios and a 3 basis point increase in loan yields.

Securities interest income increased $347 thousand, or 74.1%, to $815 thousand for the three months ended March 31, 2022 from $468 thousand for the three months ended March 31, 2021. This increase was primarily attributable to the investment of excess liquidity into held-to-maturity securities totaling $47.5 million at March 31, 2022, driving a $61.5 million, or 51.3%, increase in average securities balances. Additionally, impacts of the current interest rate environment led to a 24 basis point increase in yields.

Securities purchased under agreements to resell income decreased $29 thousand, or 18.0%, to $132 thousand for the three months ended March 31, 2022 from $161 thousand for the three months ended March 31, 2021. The decrease was attributable to fluctuations in short-term interest rates.

Interest earning cash and other interest income increased $17 thousand, or 42.5%, to $57 thousand for the three months ended March 31, 2022 from $40 thousand for the three months ended March 31, 2021.

Interest Expense.  Interest expense increased $43 thousand, or 22.1%, to $238 thousand for the three months ended March 31, 2022 from $195 thousand for the three months ended March 31, 2021, primarily attributable to a $94.5 million, or 22.8%, increase in the average balance of interest bearing deposits, driven by our litigation depository relationships. The blended interest rate we paid on interest bearing deposits remained at 19 basis points for both the three months ended March 31, 2022 and 2021.

Provision for Loan Losses.  Our provision for loan losses was $640 thousand for the three months ended March 31, 2022 compared to $1.8 million for the three months ended March 31, 2021. The decrease in the provision relates to a reduced pandemic related uncertainty and the reclassification of the NFL loan portfolio to loans held for sale in the third quarter of 2021.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$5,100	$5,167	$(67)	(1.3)%
ACH income	216	203	13	6.4
Customer related fees and service charges
Administrative service income	9	18	(9)	(50.0)
Other	87	76	11	14.5
Unrealized gain on loans held for sale	90	—	90	NA
Total noninterest income	$5,502	$5,464	$38	0.7%

Payment processing income in the first quarter of 2022 was consistent with the first quarter of 2021. Payment processing volumes and transactions for the credit and debit card processing platform increased due to the continued expansion of our sales channels through ISOs, the increased number of merchants, payment processing volume increases and fee allocation arrangements, as well as the reopening of the economy post pandemic and were facilitated by our focus on technology and other resources in the payments vertical. Quarterly volumes increased $1.3 billion, or 25.5%, to $6.2 billion, as compared to the first quarter of 2021 and quarterly transactions increased 23.2 million, or 24.5%, to 117.8 million, during the same comparable period. Customer related fees and service charges have remained flat due to the impact of low short-term interest rates and its impact on administrative service income on off-balance sheet funds. Off-balance sheet sweep funds totaled $618.0 million at March 31, 2022, demonstrating the continued strength of our branchless core business model. In the first quarter of 2022, the Company recorded a partial release of the valuation allowance on the held for sale NFL consumer post settlement loan portfolio totaling $90 thousand.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$6,134	$4,996	$1,138	22.8%
Occupancy and equipment	751	699	52	7.4
Professional and consulting services	611	775	(164)	(21.2)
FDIC and regulatory assessments	123	98	25	25.5
Advertising and marketing	225	332	(107)	(32.2)
Travel and business relations	90	39	51	130.8
Data processing	1,008	851	157	18.4
Other operating expenses	438	398	40	10.1
Total noninterest expense	$9,380	$8,188	$1,192	14.6%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support our growth, investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Due to the effects of inflation on the overall economy and consumer prices, we pro-actively increased our employees’ base salary at year-end in excess of industry and national averages to support employee retention. Professional and consulting service costs decreased, partially offsetting the increase in employee compensation and benefits as previously contracted consultants were hired, primarily in our technology development and digital marketing departments. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform and additional office space to support our continued growth. Travel and business relations costs increased as we re-engaged in our traditional high touch marketing and sales efforts to complement our digital marketing efforts. Advertising and marketing costs decreased due to certain discrete projects in the first quarter of 2021.

Income Tax Expense.  We recorded an income tax expense of $1.9 million for the three months ended March 31, 2022, reflecting an effective tax rate of 26.5%, compared to $1.4 million, or 24.5%, for the three months ended March 31, 2021. This effective tax rate increase was driven by certain discrete tax benefits related to share-based compensation in the first quarter of 2021.

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

	At March 31,
	2022
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$76,148	$20,776
300	70,550	15,178
200	64,937	9,565
100	59,782	4,410
0	55,372	—
-100	52,793	(2,579)
-200	50,814	(4,558)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2022.

	At March 31,
	2022
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$254,212	$45,708
300	243,684	35,180
200	232,436	23,932
100	220,868	12,364
0	208,504	—
-100	189,469	(19,035)
-200	156,547	(51,957)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $148.9 million.

At March 31, 2022, through pledging of our securities and certain loans, we had the ability to borrow a total of $154.9 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $23.8 million. At March 31, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at March 31, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2022, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2022
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.63%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.55%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.55%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.55%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2022, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases we made of our common stock during the quarter ended March 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2022 through January 31, 2022	1,776 (1)	$33.44	—	265,694
February 1, 2022 through February 28, 2022	—	—	—	265,694
March 1, 2022 through March 31, 2022	—	—	—	265,694

(1)	Repurchases made in connection with the vesting of certain share awards.
(2)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 13, 2022	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: May 13, 2022	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer