Form 10-Q
period 2022-06-30
Esquire Financial Holdings, Inc.
filed 2022-08-12
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2022, there were 8,081,387 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$155,196	$149,156
Securities purchased under agreements to resell, at cost	49,031	50,271
Securities available-for-sale, at fair value	122,664	148,384
Securities held-to-maturity, at cost (fair value $71,636 at June 30, 2022)	76,282	—
Securities, restricted, at cost	2,810	2,680

Loans held for investment	859,330	784,517
Less: allowance for loan losses	(10,271)	(9,076)
Loans, net of allowance	849,059	775,441
Premises and equipment, net	3,010	3,334
Accrued interest receivable	4,694	4,197
Other assets	46,941	45,307
Total assets	$1,309,687	$1,178,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$513,131	$409,350
Savings, NOW and money market	623,378	599,747
Time	18,981	19,312
Total deposits	1,155,490	1,028,409

Accrued expenses and other liabilities	8,670	6,626
Total liabilities	$1,164,160	$1,035,035

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,116,568 and 8,123,152 shares issued, respectively; and 8,080,486 and 8,088,846 shares outstanding, respectively	81	81
Additional paid-in capital	94,923	93,611
Retained earnings	62,426	51,460
Accumulated other comprehensive loss	(11,277)	(850)
Treasury stock at cost, 36,082 and 34,306 shares, respectively	(626)	(567)
Total stockholders’ equity	145,527	143,735
Total liabilities and stockholders’ equity	$1,309,687	$1,178,770

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans	$12,423	$10,120	$23,443	$19,699
Securities	1,033	538	1,849	1,005
Securities purchased under agreements to resell	190	160	322	320
Interest earning deposits and other	309	42	366	83
Total interest income	13,955	10,860	25,980	21,107

Interest expense:
Savings, NOW and Money Market deposits	255	173	473	347
Time deposits	26	19	45	39
Borrowings	1	1	2	2
Total interest expense	282	193	520	388

Net interest income	13,673	10,667	25,460	20,719
Provision for loan losses	850	850	1,490	2,650
Net interest income after provision for loan losses	12,823	9,817	23,970	18,069

Noninterest income:
Payment processing fees	5,513	5,351	10,829	10,721
Customer related fees, service charges and other	696	116	882	211
Total noninterest income	6,209	5,467	11,711	10,932

Noninterest expense:
Employee compensation and benefits	6,299	5,669	12,433	10,666
Occupancy and equipment	749	709	1,500	1,408
Professional and consulting services	847	804	1,458	1,579
FDIC and regulatory assessments	136	111	259	208
Advertising and marketing	404	315	629	647
Travel and business relations	134	69	224	108
Data processing	1,052	907	2,060	1,757
Other operating expenses	770	533	1,209	932
Total noninterest expense	10,391	9,117	19,772	17,305

Net income before income taxes	8,641	6,167	15,909	11,696
Income tax expense	2,290	1,665	4,216	3,020

Net income	$6,351	$4,502	$11,693	$8,676

Earnings per share
Basic	$0.83	$0.60	$1.53	$1.17
Diluted	$0.78	$0.57	$1.43	$1.10

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income	$6,351	$4,502	$11,693	$8,676
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(5,839)	560	(14,364)	(1,518)
Reclassification adjustment for net (losses) gains included in net income	—	—	—	—
Tax effect	1,606	(160)	3,937	433
Total other comprehensive (loss) income	(4,233)	400	(10,427)	(1,085)
Total comprehensive income	$2,118	$4,902	$1,266	$7,591

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2022	—	8,076,320	$—	$81	$94,172	$56,802	$(7,044)	$(626)	$143,385
Net income	—	—	—	—	—	6,351	—	—	6,351
Other comprehensive loss	—	—	—	—	—	—	(4,233)	—	(4,233)
Exercise of stock options	—	7,166	—	—	171	—	—	—	171
Restricted stock award forfeitures	—	(3,000)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	580	—	—	—	580
Cash dividends paid to common stockholders ($0.09 per share)	—	—	—	—	—	(727)	—	—	(727)
Balance at June 30, 2022	—	8,080,486	$—	$81	$94,923	$62,426	$(11,277)	$(626)	$145,527

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at April 1, 2021	—	7,829,815	$—	$79	$92,122	$37,709	$(77)	$(567)	$129,266
Net income	—	—	—	—	—	4,502	—	—	4,502
Other comprehensive income	—	—	—	—	—	—	400	—	400
Exercise of stock options	—	889	—	—	11	—	—	—	11
Stock compensation expense	—	—	—	—	491	—	—	—	491
Balance at June 30, 2021	—	7,830,704	$—	$79	$92,624	$42,211	$323	$(567)	$134,670

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2022	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	11,693	—	—	11,693
Other comprehensive loss	—	—	—	—	—	—	(10,427)	—	(10,427)
Exercise of stock options	—	7,166	—	—	171	—	—	—	171
Restricted stock award forfeitures	—	(13,750)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,141	—	—	—	1,141
Vested restricted stock awards settlement	—	(1,776)	—	—	—	—	—	(59)	(59)
Cash dividends paid to common stockholders ($0.09 per share)	—	—	—	—	—	(727)	—	—	(727)
Balance at June 30, 2022	—	8,080,486	$—	$81	$94,923	$62,426	$(11,277)	$(626)	$145,527

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	8,676	—	—	8,676
Other comprehensive loss	—	—	—	—	—	—	(1,085)	—	(1,085)
Exercise of stock options, net of repurchases (40,468 shares)	—	37,222	—	1	20	—	—	—	21
Stock compensation expense	—	—	—	—	982	—	—	—	982
Balance at June 30, 2021	—	7,830,704	$—	$79	$92,624	$42,211	$323	$(567)	$134,670

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$11,693	$8,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,490	2,650
Depreciation	359	332
Stock compensation expense	1,141	982
Gain on loans held for sale	(88)	—
Net amortization (accretion):
Securities	276	458
Loans	(427)	(466)
Right of use asset	239	298
Software	601	502
Changes in other assets and liabilities:
Accrued interest receivable	(497)	49
Other assets	1,578	681
Operating lease liability	(285)	(267)
Accrued expenses and other liabilities	2,418	2,429
Net cash provided by operating activities	18,498	16,324

Cash flows from investing activities:
Net change in loans	(74,681)	(34,525)
Net change in securities purchased under agreements to resell	1,240	353
Purchases of securities available-for-sale	(1,739)	(43,793)
Purchases of securities held-to-maturity	(78,325)	—
Principal repayments on securities available-for-sale	12,862	33,172
Principal repayments on securities held-to-maturity	1,999	—
Redemption (purchase) of securities, restricted	(130)	14
Payoff of loans held for sale	600	—
Purchases of premises and equipment	(35)	(246)
Development of capitalized software	(714)	(1,376)
Net cash used in investing activities	(138,923)	(46,401)

Cash flows from financing activities:
Net increase in deposits	127,081	110,607
Decrease in borrowings	(1)	—
Exercise of stock options	171	21
Tax withholding payments for vested equity awards	(59)	—
Cash dividends paid to common stockholders	(727)	—
Net cash provided by financing activities	126,465	110,628

Increase in cash and cash equivalents	6,040	80,551

Cash and cash equivalents at beginning of the period	149,156	65,185

Cash and cash equivalents at end of the period	$155,196	$145,736

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$518	$388
Taxes	2,979	4,650
Noncash transactions:
Contribution of loans held for sale in exchange for an equity interest in a variable interest entity	13,500	—

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2021 and 2020. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. It is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's second quarter 2022 Consolidated Statement of Financial Condition and Consolidated Statement of Income.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy NFL consumer post-settlement loan portfolio to a variable interest entity (VIE) in exchange for a nonvoting interest valued at $13.5 million where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within other assets on the Consolidated Statement of Financial Condition.

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

NOTE 2 — Debt Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$116,845	$—	$(13,872)	$102,973
Collateralized mortgage obligations (CMOs) – agency	21,373	—	(1,682)	19,691
Total available-for-sale	$138,218	$—	$(15,554)	$122,664

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
Collateralized mortgage obligations (CMOs) – agency	$76,282	$—	$(4,646)	$71,636
Total held-to-maturity	$76,282	$—	$(4,646)	$71,636

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$122,258	$673	$(2,050)	$120,881
Collateralized mortgage obligations (CMOs) – agency	27,316	237	(50)	27,503
Total available-for-sale	$149,574	$910	$(2,100)	$148,384

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

There were no sales or calls of securities for the three and six months ended June 30, 2022 and 2021.

At June 30, 2022, securities having a carrying value of $143.4 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $136.2 million. At December 31, 2021, securities having a fair value of $121.5 million were pledged to the FHLB for borrowing capacity totaling $115.4 million. At June 30, 2022 and December 31, 2021, the Company had no outstanding FHLB advances.

At June 30, 2022, securities having a fair value of $41.1 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $39.6 million. At December 31, 2021, securities having a fair value of $26.9 million were pledged to the FRB for borrowing capacity totaling $26.1 million. At June 30, 2022 and December 31, 2021, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position as of:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$66,668	$(7,288)	$36,305	$(6,584)	$102,973	$(13,872)
CMOs – agency	18,673	(1,596)	1,018	(86)	19,691	(1,682)
Total temporarily impaired securities	$85,341	$(8,884)	$37,323	$(6,670)	$122,664	$(15,554)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$71,636	$(4,646)	$—	$—	$71,636	$(4,646)
Total temporarily impaired securities	$71,636	$(4,646)	$—	$—	$71,636	$(4,646)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - agency	$101,235	$(1,813)	$4,503	$(237)	$105,738	$(2,050)
CMOs - Agency	7,416	(50)	—	—	7,416	(50)
Total temporarily impaired securities	$108,651	$(1,863)	$4,503	$(237)	$113,154	$(2,100)

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

At June 30, 2022, securities in unrealized or unrecognized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at June 30, 2022.

No impairment charges were recorded for the three and six months ended June 30, 2022 and 2021.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	At June 30,	At December 31,
	2022	2021

	(In thousands)
Real estate:
Multifamily	$259,579	$254,852
Commercial real estate	80,488	48,589
1 – 4 family	33,565	40,753
Construction	—	—
Total real estate	373,632	344,194
Commercial	478,149	432,108
Consumer	8,327	8,681
Total loans held for investment	$860,108	$784,983
Deferred loan fees and unearned premiums, net	(778)	(466)
Allowance for loan losses	(10,271)	(9,076)
Loans held for investment, net	$849,059	$775,441

At December 31, 2021, the commercial loans balance included Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans of $4.2 million. There were no PPP loans outstanding at June 30, 2022.

The following tables present the activity in the allowance for loan losses by class for the three months ending June 30, 2022 and 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
June 30, 2022
Allowance for loan losses:
Beginning balance	$1,864	$688	$231	$—	$6,575	$133	$9,491
Provision for loan losses	35	214	22	—	534	45	850
Recoveries	17	—	—	—	—	—	17
Loans charged-off	—	—	—	—	(64)	(23)	(87)
Total ending allowance balance	$1,916	$902	$253	$—	$7,045	$155	$10,271

June 30, 2021
Allowance for loan losses:
Beginning balance	$1,525	$613	$319	$—	$5,756	$4,968	$13,181
Provision (credit) for loan losses	(107)	(10)	(7)	—	(209)	1,183	850
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(14)	(14)
Total ending allowance balance	$1,418	$603	$312	$—	$5,547	$6,137	$14,017

The following tables present the activity in the allowance for loan losses by class for the six months ending June 30, 2022 and 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
June 30, 2022
Allowance for loan losses:
Beginning balance	$1,789	$552	$285	$—	$6,319	$131	$9,076
Provision (credit) for loan losses	288	350	(32)	—	788	96	1,490
Recoveries	17	—	—	—	2	—	19
Loans charged-off	(178)	—	—	—	(64)	(72)	(314)
Total ending allowance balance	$1,916	$902	$253	$—	$7,045	$155	$10,271

June 30, 2021
Allowance for loan losses:
Beginning balance	$1,278	$597	$342	$—	$5,003	$4,182	$11,402
Provision (credit) for loan losses	140	6	(30)	—	544	1,990	2,650
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(35)	(35)
Total ending allowance balance	$1,418	$603	$312	$—	$5,547	$6,137	$14,017

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2022 and December 31, 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
June 30, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,916	902	253	—	7,045	155	10,271

Total ending allowance balance	$1,916	$902	$253	$—	$7,045	$155	$10,271

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	259,579	80,488	33,565	—	478,149	8,327	860,108

Total ending loans balance	$259,579	$80,488	$33,565	$—	$478,149	$8,327	$860,108

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,789	552	285	—	6,319	131	9,076

Total ending allowance balance	$1,789	$552	$285	$—	$6,319	$131	$9,076

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	254,852	48,589	40,753	—	432,108	8,681	784,983

Total ending loans balance	$254,852	$48,589	$40,753	$—	$432,108	$8,681	$784,983

Recorded investment is not adjusted for accrued interest, deferred fees and costs, and unearned premiums and discounts.

There were no impaired loans as of June 30, 2022 and December 31, 2021.

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and six months ended June 30, 2022.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)
Multifamily	$—	$—	$361	$—	$294	$—	$206	$—
Commercial real estate	—	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial	65	—	—	—	37	—	—	—
Consumer	—	—	2,271	—	1	—	2,285	—
Total	$65	$—	$2,632	$—	$332	$—	$2,491	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2022 and December 31, 2021:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2022
Multifamily	$—	$—	$—	$—	$—	$259,579	259,579
Commercial real estate	—	—	—	—	—	80,488	80,488
1 – 4 family	—	—	—	—	—	33,565	$33,565
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	478,149	478,149
Consumer	19	16	—	4	39	8,288	8,327
Total	$19	$16	$—	$4	$39	$860,069	$860,108

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2021
Multifamily	$1,034	$—	$—	$—	$1,034	$253,818	$254,852
Commercial real estate	—	—	—	—	—	48,589	48,589
1 – 4 family	—	—	—	—	—	40,753	40,753
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	432,108	432,108
Consumer	21	10	—	6	37	8,644	8,681
Total	$1,055	$10	$—	$6	$1,071	$783,912	$784,983

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
June 30, 2022
Multifamily	$255,467	$3,391	$721	$—
Commercial real estate	76,670	3,818	—	—
1 – 4 family	33,565	—	—	—
Construction	—	—	—	—
Commercial	464,711	13,438	—	—
Consumer	6,439	1,888	—	—
Total	$836,852	$22,535	$721	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2021
Multifamily	$254,131	$—	$721	$—
Commercial real estate	44,771	3,818	—	—
1 – 4 family	37,738	3,015	—	—
Construction	—	—	—	—
Commercial	410,548	17,977	3,583	—
Consumer	8,681	—	—	—
Total	$755,869	$24,810	$4,304	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at June 30, 2022 and December 31, 2021. Furthermore, there were no loans modified during the three and six months ended June 30, 2022 and 2021 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Pledged Loans

At June 30, 2022, loans totaling $27.4 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $21.0 million. At December 31, 2021, loans totaling $33.9 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26.0 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Payment processing fees
Payment processing income	$5,300	$5,151	$10,401	$10,318
ACH income	213	200	428	403
Customer related fees, service charges and other
Administrative service income	617	10	626	28
Other	81	106	168	183
(Loss) gain on loans held for sale (1)	(2)	—	88	—
Total noninterest income	$6,209	$5,467	$11,711	$10,932

(1)	Represents a valuation adjustment on loans held for sale, not within the scope of ASC 606.

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

There were no stock options granted during the three and six months ended June 30, 2022 and 2021.

The following table presents a summary of the activity related to options as of June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
June 30, 2022
Outstanding at beginning of year	649,600	$16.66
Granted	—	—
Exercised	(7,166)	23.96
Forfeited	(10,768)	23.56
Expired	—	—
Outstanding at period end	631,666	$16.46	5.03
Vested or expected to vest	631,666	$16.46	5.03
Exercisable at period end	525,198	$14.30	4.21

The Company recognized compensation expense related to options of $112 thousand and $130 thousand for the three months ended June 30, 2022 and 2021, respectively. The Company recognized compensation expense related to options of $236 thousand and $264 thousand for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, unrecognized compensation cost related to nonvested options was approximately $940 thousand and is expected to be recognized over a weighted average period of 2.11 years. The intrinsic value for outstanding options and for options vested or expected to vest was $10.6 million and $10.0 million for exercisable options at June 30, 2022.

Information related to stock option exercises during each period is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Intrinsic value of options exercised	$80	$10	$80	$871
Cash received from option exercises	171	11	171	21
Excess tax benefit from option exercises	—	2	—	166

The following table presents a summary of the activity related to restricted stock as of June 30, 2022:

		Weighted Average
		Grant Date
	Shares	Fair Value
June 30, 2022
Outstanding at beginning of year	482,750	$24.59
Granted	—	—
Vested	(20,497)	19.25
Forfeited	(13,750)	24.31
Outstanding at period end	448,503	$24.85

The Company recognized compensation expense related to restricted stock of $468 thousand and $361 thousand for the three months ended June 30, 2022 and 2021, respectively. The Company recognized compensation expense related to restricted stock of $905 thousand and $718 thousand for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $7.3 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.25 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Basic
Net income	$6,351	$4,502	$11,693	$8,676
Weighted average shares outstanding	7,628,872	7,449,075	7,624,580	7,437,670
Basic earnings per share	$0.83	$0.60	$1.53	$1.17

Diluted
Net income	$6,351	$4,502	$11,693	$8,676
Weighted average shares outstanding for basic earnings per share	7,628,872	7,449,075	7,624,580	7,437,670
Add: Dilutive effects of share based awards	555,540	436,946	541,387	428,542
Average shares and dilutive potential shares	8,184,412	7,886,021	8,165,967	7,866,212
Diluted earnings per share	$0.78	$0.57	$1.43	$1.10

Share-based awards totaling 65,050 and 107,849 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2022 and June 30, 2021, respectively, because they were anti-dilutive. Share-based awards totaling 67,100 and 117,849 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2022 and June 30, 2021, respectively, because they were anti-dilutive.

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

As of June 30, 2022, right of use (“ROU”) lease assets and related lease liabilities were $2.1 million and $2.7 million, respectively. As of December 31, 2021, ROU lease assets and related lease liabilities were $2.4 million and $3.0 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Maturities of the Company’s operating lease liabilities at June 30, 2022 are as follows:

Operating Lease
Liabilities
(In thousands)
2022	$313
2023	636
2024	652
2025	668
2026	627
Thereafter	—
Total operating lease payments	$2,896
Less: interest	193
Present value of operating lease liabilities	$2,703

	As of June 30,
	2022		2021
Weighted-average remaining lease term	4.42	years	5.35	years
Weighted-average discount rate	3.08%		3.07%

The components of total lease cost are as follows:

	For the Three Months Ended		For the Six Months Ended

	June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$142	$142	$283	$284
Short-term lease cost	—	13	—	13
Total lease cost	$142	$155	$283	$297

Cash paid for operating leases	$164	$173	$327	$332

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

	(In thousands)
June 30, 2022
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$102,973	$—
CMOs – agency	—	19,691	—
Total	$—	$122,664	$—

December 31, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$120,881	$—
CMOs – agency	—	27,503	—
Total	$—	$148,384	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2022 and 2021.

There were no assets at fair value measured on a nonrecurring basis at June 30, 2022. The legacy NFL consumer loan portfolio was measured on a nonrecurring basis and assigned a Level 3 fair value of $14.1 million at December 31, 2021.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at June 30, 2022 and December 31, 2021:

	Fair Value Measurement at June 30, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$155,196	$1,539	$153,657	$—	$155,196
Securities purchased under agreements to resell, at cost	49,031	—	—	49,031	49,031
Securities, held-to-maturity	76,282	—	71,636	—	71,636
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	849,059	—	—	842,213	842,213
Accrued interest receivable	4,694	—	231	4,277	4,508

Financial Liabilities:
Time deposits	18,981	—	18,889	—	18,889
Demand and other deposits	1,136,509	1,136,509	—	—	1,136,509
Secured borrowings	47	—	47	—	47
Accrued interest payable	—	—	—	—	—

	Fair Value Measurement at December 31, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$149,156	$2,202	$146,954	$—	$149,156
Securities purchased under agreements to resell, at cost	50,271	—	—	50,271	50,271
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	775,441	—	—	774,114	774,114
Accrued interest receivable	4,197	—	252	3,945	4,197

Financial Liabilities:
Time deposits	19,312	—	19,330	—	19,330
Demand and other deposits	1,009,097	1,009,097	—	—	1,009,097
Secured borrowings	48	—	48	—	48
Accrued interest payable	—	—	—	—	—

NOTE 9 — Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and six months ending June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended

	June 30,
	2022	2021	2022	2021

	(In thousands)
Unrealized (Losses) Gains on Available-for-Sale Securities
Beginning balance	$(7,044)	$(77)	$(850)	$1,408
Other comprehensive (loss) income before reclassifications, net of tax	(4,233)	400	(10,427)	(1,085)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive (loss) income	(4,233)	400	(10,427)	(1,085)
Ending balance	$(11,277)	$323	$(11,277)	$323

There were no reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2021 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the continuing impact of the COVID-19 pandemic on our business and results of operation;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (ISOs) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in the yield on our assets resulting from a low interest rate environment;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s foundation for success has been our nationwide branchless litigation and payment processing verticals supported by our forward-thinking senior managers, outstanding client service teams, and inclusive corporate culture. The future of our success will be the ability to continue developing and embracing cutting-edge technology to significantly leverage these verticals, differentiating us from other technology enabled financial firms and creating the catalyst for industry leading growth and returns.

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume 1.5%-2.0% of U.S. GDP annually(1) or $429 billion(2) (the total addressable market or “TAM”). We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for

15 years, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have clients in 27 states and our larger markets include the New York metro area, California, Texas, New Jersey, and Florida. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates into a blended 7.6% variable rate asset yield on these commercial loans for the quarter ended June 30, 2022. More importantly, for every $1.00 we advance on these loans we receive on average $1.91 of low-cost (our cost of funds for the quarter ended June 30, 2022 is 10 basis points) core operating and escrow deposits through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Coupling this with our off-balance sheet commercial litigation funds of $496.8 million at June 30, 2022, this vertical represents a highly desirable core low-cost funding platform for the entire company fueling growth in other lending areas.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew 9.7% from 2019 to 2021 with payment volumes or TAM of $9.5 trillion(3). Couple this with the fact that there are less than 85 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 72,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $7.1 billion in processing volume across 136.1 million transactions in the most recent quarter.

Proprietary Technology. We are a branchless digital first company with best-in-class technology to fuel future growth with industry leading client retention rates. We have built a customized and fully integrated customer relationship management (“CRM”) platform, integrated into our digital marketing cloud and our nCino loan platform (all built on Salesforce for excellence in client service and operational efficiency) and have begun to invest in artificial intelligence (“AI”) to facilitate precision marketing and client acquisition across both national verticals.

The success of our nationwide branchless technology enabled litigation and payment processing verticals has led to industry leading performance. Our branchless commercial banking loans and deposits have compound annual growth rates of 23% since 2015, a net interest margin of 4.46% for the quarter ended June 30, 2022, and drives a company wide efficiency ratio of 52.3% for the quarter ended June 30, 2022. Our payment processing vertical has a compound annual growth rate of 58% since 2017 and diversifies our product offerings with stable fee income comprising 31% of revenues.  The integration of these competencies and businesses has provided a sustainable average return on assets and tangible common equity of 2.00% and 17.81%, respectively, for the quarter ended June 30, 2022.

(1) Towers Watson U.S. Tort Trends

(2) U.S. Chamber of Commerce IRL Costs and Compensation of U.S. Tort System

(3) The Strawhecker Group

COVID-19 Pandemic Programs

We elected to participate in the Paycheck Protection Program administered by the SBA with the intention to provide our customer base access to this critical program. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related costs and other qualifying business costs. As of March 31, 2022, we had been fully repaid on our PPP loan portfolio cumulatively totaling $45.5 million, which concluded our participation in the program.

In 2020, management implemented a customer payment deferral program (principal and interest) under the CARES Act to assist business borrowers and certain consumers that may have been experiencing financial hardship due to COVID-19 related challenges. As of June 30, 2022, there were no participants in our payment deferral program, which is now closed.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Assets.  Our total assets were $1.3 billion at June 30, 2022, an increase of $130.9 million, or 11.1%, from $1.2 billion at December 31, 2021, due to growth in our securities portfolio funded with low cost deposits where securities held-to-maturity increased $76.3 million, and increases in loans held for investment of $74.8 million, or 9.5%, offset by net paydowns and unrealized losses on securities available-for-sale of $25.7 million, or 17.3%.

Loans. The following table provides information regarding the composition of our loans held for investment portfolio at the dates indicated:

	At June 30,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$259,579	30.2%	$254,852	32.5%
Commercial real estate	80,488	9.3	48,589	6.1
1 – 4 family	33,565	3.9	40,753	5.2
Total real estate	373,632	43.4	344,194	43.8
Commercial	478,149	55.6	427,859	54.6
PPP	—	—	4,249	0.5
Consumer	8,327	1.0	8,681	1.1
Total loans held for investment	$860,108	100.0%	$784,983	100.0%
Deferred loan fees and unearned premiums, net	(778)		(466)
Allowance for loan losses	(10,271)		(9,076)
Loans, held for investment	$849,059		$775,441

Loans held for sale, net (included in Other assets)	$—		$14,100

At June 30, 2022, loans were $859.3 million, or 74.4% of total deposits, compared to $784.5 million, or 76.3% of total deposits, at December 31, 2021. The growth in loans was primarily driven by net production in commercial and commercial real estate loans. Commercial loans increased $50.3 million, or 11.8%, to $478.1 million at June 30, 2022 from $427.9 million at December 31, 2021, driven by both our litigation related loans and other commercial relationships. Commercial real estate loans increased $31.9 million, or 65.7%, to $80.5 million at June 30, 2022 from $48.6 million at December 31, 2021.

The following table sets forth the composition of our Litigation-Related loans held for investment portfolio by type of loan at the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans
Commercial Litigation-Related:
Working capital lines of credit	$195,224	49.1%	$210,148	54.4%
Case cost lines of credit	134,974	34.0	127,859	33.1
Term loans	64,654	16.3	45,415	11.8
Total Commercial Litigation-Related	394,852	99.4	383,422	99.3
Consumer Litigation-Related:
Post-settlement consumer loans	2,366	0.6	2,451	0.7
Structured settlement loans	75	0.0	116	0.0
Total Consumer Litigation-Related	2,441	0.6	2,567	0.7
Total Litigation-Related Loans	$397,293	100.0%	$385,989	100.0%

At June 30, 2022, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $397.3 million, or 46.2% of our total loan portfolio, compared to $386.0 million, or 49.2% of our total loan portfolio at December 31, 2021. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale decreased $25.7 million, or 17.3%, to $122.7 million at June 30, 2022 from $148.4 million at December 31, 2021, driven by unrealized losses of $14.4 million and paydowns of $12.9 million, offset by purchases of $1.7 million. Commencing in the first quarter of 2022, we invested a portion of our excess liquidity in held-to-maturity securities, totaling $76.3 million at June 30, 2022.

Funding. Total deposits increased $127.1 million, or 12.4%, to $1.2 billion at June 30, 2022 from $1.0 billion at December 31, 2021. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except certificates of deposit. Core deposits totaled $1.1 billion at June 30, 2022, or 98.4% of total deposits at that date, compared to $1.0 billion or 98.1% of total deposits at December 31, 2021. Of which, litigation and payment processing deposits represent 64% and 15%, respectively, of total deposits. Demand deposits (noninterest bearing) increased $103.8 million, or 25.4%, to $513.1 million, representing 44.4% of total deposits.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $496.8 million at June 30, 2022.

At June 30, 2022, we had the ability to borrow a total of $157.1 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $39.6 million. At June 30, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2022.

Equity. Total stockholders’ equity increased $1.8 million to $145.5 million at June 30, 2022, from $143.7 million at December 31, 2021, primarily due to net income of $11.7 million and amortization of share based compensation of $1.1 million, partially offset by other comprehensive losses of $10.4 million due to the decline in fair value of available-for-sale securities reflective of the recent increases in short-term market interest rates and a common stock dividend of $727 thousand.

Asset Quality. Nonperforming assets, totaling $4 thousand, consisted of two nonaccrual consumer loans as of June 30, 2022. As of June 30, 2022, the allowance for loan losses was $10.3 million, or 1.20% of total loans, as compared to $9.1 million, or 1.16% of total loans at December 31, 2021. The increase in the allowance as a percentage of loans was related to qualitative factors due to the current economic and inflationary environment. At June 30, 2022, special mention and substandard loans totaled $22.5 million and $721 thousand, respectively. At December 31, 2021, special mention and substandard loans totaled $24.8 million and $4.3 million, respectively.

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

	For the Three Months Ended June 30,
	2022			2021

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$841,336	$12,423	5.92%	$700,349	$10,120	5.80%
Securities, includes restricted stock	208,091	1,033	1.99%	134,828	538	1.60%
Securities purchased under agreements to resell	48,536	190	1.57%	51,142	160	1.25%
Interest earning cash and other	132,487	309	0.94%	65,947	42	0.26%
Total interest earning assets	1,230,450	13,955	4.55%	952,266	10,860	4.57%

NONINTEREST EARNING ASSETS	45,672			31,519

TOTAL AVERAGE ASSETS	$1,276,122			$983,785

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$608,817	$255	0.17%	$416,389	$173	0.17%
Time deposits	19,178	26	0.54%	10,980	19	0.69%
Total interest bearing deposits	627,995	281	0.18%	427,369	192	0.18%
Borrowings	103	1	3.89%	104	1	3.86%
Total interest bearing liabilities	628,098	282	0.18%	427,473	193	0.18%

NONINTEREST BEARING LIABILITIES
Demand deposits	493,997			414,216
Other liabilities	11,021			10,826
Total noninterest bearing liabilities	505,018			425,042
Stockholders' equity	143,006			131,270

TOTAL AVG. LIABILITIES AND EQUITY	$1,276,122			$983,785
Net interest income		$13,673			$10,667
Net interest spread			4.37%			4.39%
Net interest margin			4.46%			4.49%

	For the Six Months Ended June 30,
	2022			2021

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$809,130	$23,443	5.84%	$689,003	$19,699	5.77%
Securities, includes restricted stock	194,782	1,849	1.91%	127,370	1,005	1.59%
Securities purchased under agreements to resell	49,071	322	1.32%	51,293	320	1.26%
Interest earning cash and other	102,637	366	0.72%	61,640	83	0.27%
Total interest earning assets	1,155,620	25,980	4.53%	929,306	21,107	4.58%

NONINTEREST EARNING ASSETS	48,216			31,182

TOTAL AVERAGE ASSETS	$1,203,836			$960,488

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$549,361	$473	0.17%	$409,620	$347	0.17%
Time deposits	19,210	45	0.47%	11,084	39	0.71%
Total interest bearing deposits	568,571	518	0.18%	420,704	386	0.19%
Borrowings	76	2	5.31%	77	2	5.24%
Total interest bearing liabilities	568,647	520	0.18%	420,781	388	0.19%

NONINTEREST BEARING LIABILITIES
Demand deposits	482,034			400,597
Other liabilities	9,725			9,807
Total noninterest bearing liabilities	491,759			410,404
Stockholders' equity	143,430			129,303

TOTAL AVG. LIABILITIES AND EQUITY	$1,203,836			$960,488
Net interest income		$25,460			$20,719
Net interest spread			4.36%			4.39%
Net interest margin			4.44%			4.50%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$2,077	$226	$2,303	$3,477	$267	$3,744
Securities, includes restricted stock	342	153	495	610	234	844
Securities purchased under agreements to resell	(8)	38	30	(14)	16	2
Interest earning cash and other	73	194	267	81	202	283
Total interest income	2,484	611	3,095	4,154	719	4,873

Interest paid on:
Savings, NOW, Money Market deposits	81	1	82	120	6	126
Time deposits	12	(5)	7	22	(16)	6
Total deposits	93	(4)	89	142	(10)	132
Borrowings	—	—	—	—	—	—
Total interest expense	93	(4)	89	142	(10)	132
Change in net interest income	$2,391	$615	$3,006	$4,012	$729	$4,741

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General.  Net income increased $1.8 million, or 41.1%, to $6.4 million for the three months ended June 30, 2022 from $4.5 million for the three months ended June 30, 2021. The increase resulted from a $3.0 million increase in net interest income and an increase in noninterest income of $742 thousand, partially offset by an increase of $1.3 million in noninterest expense.

Net Interest Income.  Net interest income increased $3.0 million, or 28.2%, to $13.7 million for the three months ended June 30, 2022 from $10.7 million for the three months ended June 30, 2021, due to a $3.1 million increase in interest income, partially offset by a $89 thousand increase in interest expense.

Our net interest margin decreased 3 basis points, due to elevated levels of average interest earning cash to manage customer settlement activity, to 4.46% for the three months ended June 30, 2022 from 4.49% for the three months ended June 30, 2021.

Interest Income.  Interest income increased $3.1 million, or 28.5%, to $14.0 million for the three months ended June 30, 2022 from $10.9 million for the three months ended June 30, 2021 and was attributable to an increase in loan interest income, securities interest income, interest earning cash and other, and reverse repurchase interest income.

Loan interest income increased $2.3 million, or 22.8%, to $12.4 million for the three months ended June 30, 2022 from $10.1 million for the three months ended June 30, 2021. This increase was attributable to a $141.0 million, or 20.1%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios and a 12 basis point increase in loan yields.

Securities interest income increased $495 thousand, or 92.0%, to $1.0 million for the three months ended June 30, 2022 from $538 thousand for the three months ended June 30, 2021. This increase was primarily attributable to the investment of excess liquidity in the first quarter of 2022 into held-to-maturity agency securities totaling $76.3 million at June 30, 2022, driving a $73.3 million, or 54.3%, increase in these higher yielding average securities balances, driving a 39 basis point increase in yields.

Interest earning cash and other interest income increased $267 thousand, or 635.7%, to $309 thousand for the three months ended June 30, 2022 from $42 thousand for the three months ended June 30, 2021, attributable to a $66.6 million, or 101% increase, in average interest earning cash balances as well as increases in short-term interest rates.

Securities purchased under agreements to resell income increased $30 thousand, or 18.8%, to $190 thousand for the three months ended June 30, 2022 from $160 thousand for the three months ended June 30, 2021, attributable to increases in short-term interest rates.

Interest Expense.  Interest expense increased $89 thousand, or 46.1%, to $282 thousand for the three months ended June 30, 2022 from $193 thousand for the three months ended June 30, 2021, primarily attributable to a $200.6 million, or 46.9%, increase in the average balance of interest bearing deposits, driven by our litigation depository relationships. The blended interest rate we paid on interest bearing deposits remained at 18 basis points for both the three months ended June 30, 2022 and 2021.

Provision for Loan Losses.  Our provision for loan losses was $850 thousand for the three months ended June 30, 2022, consistent with the same period in 2021. The allowance for loan losses to loans ratio was 1.20% as compared to 1.98%  in the prior year quarter. The decrease was primarily due to the charge-off of $9.0 million upon reclassification of the legacy NFL consumer post settlement loan portfolio which was subsequently sold to a fund in the second quarter of 2022.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$5,300	$5,151	$149	2.9%
ACH income	213	200	13	6.5
Customer related fees and service charges
Administrative service income	617	10	607	6,070.0
Other	81	106	(25)	(23.6)
Loss on loans held for sale	(2)	—	(2)	NA
Total noninterest income	$6,209	$5,467	$742	13.6%

Payment processing income in the second quarter of 2022 increased $162 thousand to $5.5 million, as compared to the same period in 2021. Payment processing fees in 2021 totaling $5.4 million included $500 thousand in early termination fees on ISO contracts. Excluding these early termination fees, payment processing fees increased $662 thousand, or 13.6%, from the second quarter of 2021. Payment processing volumes and transactions for the credit and debit card processing platform increased $915.9 million, or 14.7%, to $7.1 billion and 21.4 million, or 18.6%, to 136.1 million transactions, respectively, for the quarter ended June 30, 2022, as compared to the same period in 2021. These increases were driven by expansion of our sales channels through ISOs, increased number of merchants, volume increases, the reopening of the economy post pandemic and were facilitated by our focus on technology and other resources in the payments vertical. Customer related fees and service charges increased due to the movement in short-term interest rates and its impact on administrative service income on off-balance sheet funds. Off-balance sheet sweep funds totaled $496.8 million at June 30, 2022, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$6,299	$5,669	$630	11.1%
Occupancy and equipment	749	709	40	5.6
Professional and consulting services	847	804	43	5.3
FDIC and regulatory assessments	136	111	25	22.5
Advertising and marketing	404	315	89	28.3
Travel and business relations	134	69	65	94.2
Data processing	1,052	907	145	16.0
Other operating expenses	770	533	237	44.5
Total noninterest expense	$10,391	$9,117	$1,274	14.0%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support our growth, investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Due to the effects of inflation on the overall economy and consumer prices, we proactively increased our employees’ base salary at year-end in excess of industry and national averages to support employee retention. Hiring related costs, a component of other operating expenses, increased as we continue to invest in staffing to support our growth. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Advertising and marketing costs increased as we continued to grow our digital marketing platform and expand our thought leadership in our national verticals. Travel and business relations costs increased as we re-engaged in our traditional high touch marketing and sales efforts to complement our digital marketing efforts.

Income Tax Expense.  We recorded an income tax expense of $2.3 million for the three months ended June 30, 2022, reflecting an effective tax rate of 26.5%, compared to $1.7 million, or 27.0%, for the three months ended June 30, 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General.  Net income increased $3.0 million, or 34.8%, to $11.7 million for the six months ended June 30, 2022 from $8.7 million for the six months ended June 30, 2021. The increase resulted from a $4.7 million increase in net interest income, a decrease in the provision for loan losses of $1.2 million and an increase of $779 thousand in noninterest income, partially offset by an increase of $2.5 million in noninterest expense.

Net Interest Income.  Net interest income increased $4.7 million, or 22.9%, to $25.5 million for the six months ended June 30, 2022 from $20.7 million for the six months ended June 30, 2021, due to a $4.9 million increase in interest income, partially offset by a $132 thousand increase in interest expense.

Our net interest margin decreased 6 basis points, due to elevated levels of average interest earning cash in the second quarter 2022 to manage customer settlement activity, to 4.44% for the six months ended June 30, 2022 from 4.50% for the six months ended June 30, 2021.

Interest Income.  Interest income increased $4.9 million, or 23.1%, to $26.0 million for the six months ended June 30, 2022 from $21.1 million for the six months ended June 30, 2021 and was attributable to an increase in loan interest income, securities interest income, interest earning cash and other, and reverse repurchase interest income.

Loan interest income increased $3.7 million, or 19.0%, to $23.4 million for the six months ended June 30, 2022 from $19.7 million for the six months ended June 30, 2021. This increase was attributable to a $120.1 million, or 17.4%, increase in the average loan balance primarily from our litigation-related and multifamily portfolios and a 7 basis point increase in loan yields.

Securities interest income increased $844 thousand, or 84.0%, to $1.8 million for the six months ended June 30, 2022 from $1.0 million for the six months ended June 30, 2021. This increase was primarily attributable to the investment of excess liquidity into held-to-maturity agency securities totaling $76.3 million at June 30, 2022, driving a $67.4 million, or 52.9%, increase in these higher yielding average securities balances driving a 32 basis point increase in yields.

Interest earning cash and other interest income increased $283 thousand, or 341.0%, to $366 thousand for the six months ended June 30, 2022 from $83 thousand for the six months ended June 30, 2021, attributable to a $41.0 million, or 67% increase, in average interest earning cash balances as well as increases in short-term interest rates.

Securities purchased under agreements to resell income increased $2 thousand to $322 thousand for the six months ended June 30, 2022 from $320 thousand for the six months ended June 30, 2021.

Interest Expense.  Interest expense increased $132 thousand, or 34.0%, to $520 thousand for the six months ended June 30, 2022 from $388 thousand for the six months ended June 30, 2021, primarily attributable to a $147.9 million, or 35.1%, increase in the average balance of interest bearing deposits, driven by our litigation depository relationships. The blended interest rate we paid on interest bearing deposits decreased slightly from 19 basis points for the six months ended June 30, 2021 to 18 basis points for the six months ended June 30, 2022.

Provision for Loan Losses.  Our provision for loan losses was $1.5 million for the six months ended June 30, 2022 compared to $2.7 million for the six months ended June 30, 2021. The decrease in the provision relates to a reduced pandemic related uncertainty and the sale of our legacy NFL consumer loan portfolio to a fund in the second quarter of 2022.

Noninterest Income.  Noninterest income information is as follows:

	For the Six Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$10,401	$10,318	$83	0.8%
ACH income	428	403	25	6.2
Customer related fees, service charges and other
Administrative service income	626	28	598	2,135.7
Other	168	183	(15)	(8.2)
Gain on loans held for sale	88	—	88	NA
Total noninterest income	$11,711	$10,932	$779	7.1%

Payment processing income for the six months ended 2022 increased $108 thousand to $10.8 million, as compared to the same period in 2021. Payment processing fees in 2021 totaling $10.7 million included $500 thousand in early termination fees on ISO contracts. Excluding these early termination fees, payment processing fees increased $608 thousand, or 5.9%, as compared to the six months ended 2021. Payment processing volumes and transactions for the credit and debit card processing platform increased $2.2 billion, or 19.4%, to $13.3 billion and 44.5 million, or 21.3%, to 253.9 million transactions, respectively, for the six months ended June 30, 2022, as compared to the same period in 2021. These increases were driven by expansion of our sales channels through ISOs, increased number of merchants, volume increases, the reopening of the economy post pandemic and were facilitated by our focus on technology and other resources in the payments vertical. Customer related fees and service charges increased due to the impact of increasing short-term interest rates and its impact on administrative service income on off-balance sheet funds. Off-balance sheet sweep funds totaled $496.8 million at June 30, 2022, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Six Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$12,433	$10,666	$1,767	16.6%
Occupancy and equipment	1,500	1,408	92	6.5
Professional and consulting services	1,458	1,579	(121)	(7.7)
FDIC and regulatory assessments	259	208	51	24.5
Advertising and marketing	629	647	(18)	(2.8)
Travel and business relations	224	108	116	107.4
Data processing	2,060	1,757	303	17.2
Other operating expenses	1,209	932	277	29.7
Total noninterest expense	$19,772	$17,305	$2,467	14.3%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support our growth, investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Due to the effects of inflation on the overall economy and consumer prices, we proactively increased our employees’ base salary at year-end in excess of industry and national averages to support employee retention. Professional and consulting service costs decreased, partially offsetting the increase in employee compensation and benefits as previously contracted consultants were hired, primarily in our technology development and digital marketing departments. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Hiring related costs, a component of other operating expenses, increased as we continue to invest in staffing to support our growth. Travel and business relations costs increased as we re-engaged in our traditional high touch marketing and sales efforts to complement our digital marketing efforts. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform and additional office space to support our continued growth.

Income Tax Expense.  We recorded an income tax expense of $4.2 million for the six months ended June 30, 2022, reflecting an effective tax rate of 26.5%, compared to $3.0 million, or 25.8%, for the six months ended June 30, 2021. The effective tax rate increase was driven by certain discrete tax benefits related to share-based compensation in the first quarter of 2021.

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

	At June 30,
	2022
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$87,580	$24,444
300	81,419	18,283
200	75,283	12,147
100	69,160	6,024
0	63,136	—
-100	57,223	(5,913)
-200	52,311	(10,825)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2022.

	At June 30,
	2022
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$289,093	$49,417
300	278,236	38,560
200	266,476	26,800
100	253,862	14,186
0	239,676	—
-100	221,543	(18,133)
-200	194,872	(44,804)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $155.2 million.

At June 30, 2022, through pledging of our securities and certain loans, we had the ability to borrow a total of $157.1 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $39.6 million. At June 30, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at June 30, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2022, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2022
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.27%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.17%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.17%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	10.53%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2022, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases we made of our common stock during the quarter ended June 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2022 through April 30, 2022	—	$—	—	265,694
May 1, 2022 through May 31, 2022	—	—	—	265,694
June 1, 2022 through June 30, 2022	—	—	—	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 12, 2022	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: August 12, 2022	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer