Form 10-Q
period 2022-09-30
Esquire Financial Holdings, Inc.
filed 2022-11-10
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2022, there were 8,149,321 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$182,125	$149,156
Securities purchased under agreements to resell, at cost	50,225	50,271
Securities available-for-sale, at fair value	111,375	148,384
Securities held-to-maturity, at cost (fair value $71,436 at September 30, 2022)	80,102	—
Securities, restricted, at cost	2,810	2,680

Loans held for investment	875,114	784,517
Less: allowance for loan losses	(10,885)	(9,076)
Loans, net of allowance	864,229	775,441
Premises and equipment, net	2,852	3,334
Accrued interest receivable	5,228	4,197
Other assets	48,597	45,307
Total assets	$1,347,543	$1,178,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$445,557	$409,350
Savings, NOW and money market	722,972	599,747
Time	18,928	19,312
Total deposits	1,187,457	1,028,409

Accrued expenses and other liabilities	11,548	6,626
Total liabilities	$1,199,005	$1,035,035

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,119,000 and 8,123,152 shares issued, respectively; and 8,082,918 and 8,088,846 shares outstanding, respectively	81	81
Additional paid-in capital	95,616	93,611
Retained earnings	69,409	51,460
Accumulated other comprehensive loss	(15,942)	(850)
Treasury stock at cost, 36,082 and 34,306 shares, respectively	(626)	(567)
Total stockholders’ equity	148,538	143,735
Total liabilities and stockholders’ equity	$1,347,543	$1,178,770

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans	$14,055	$10,709	$37,499	$30,408
Securities	1,126	583	2,975	1,588
Securities purchased under agreements to resell	377	150	699	470
Interest earning deposits and other	402	51	767	134
Total interest income	15,960	11,493	41,940	32,600

Interest expense:
Savings, NOW and Money Market deposits	368	189	841	536
Time deposits	44	19	90	59
Borrowings	1	1	3	2
Total interest expense	413	209	934	597

Net interest income	15,547	11,284	41,006	32,003
Provision for loan losses	650	3,750	2,140	6,400
Net interest income after provision for loan losses	14,897	7,534	38,866	25,603

Noninterest income:
Payment processing fees	5,458	5,227	16,287	15,948
Customer related fees, service charges and other	974	81	1,768	292
Gain (loss) on loans held for sale	—	(384)	88	(384)
Total noninterest income	6,432	4,924	18,143	15,856

Noninterest expense:
Employee compensation and benefits	6,519	5,523	18,952	16,189
Occupancy and equipment	760	696	2,260	2,104
Professional and consulting services	840	773	2,298	2,352
FDIC and regulatory assessments	142	111	401	320
Advertising and marketing	480	289	1,109	936
Travel and business relations	179	105	403	212
Data processing	1,107	977	3,167	2,734
Other operating expenses	811	533	2,019	1,466
Total noninterest expense	10,838	9,007	30,609	26,313

Net income before income taxes	10,491	3,451	26,400	15,146
Income tax expense	2,780	932	6,996	3,951

Net income	$7,711	$2,519	$19,404	$11,195

Earnings per share
Basic	$1.01	$0.34	$2.54	$1.50
Diluted	$0.94	$0.32	$2.37	$1.42

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income	$7,711	$2,519	$19,404	$11,195
Other comprehensive loss:
Unrealized losses arising during the period on securities available-for-sale	(6,434)	(686)	(20,799)	(2,203)
Reclassification adjustment for net losses included in net income	—	—	—	—
Tax effect	1,769	196	5,707	628
Total other comprehensive loss	(4,665)	(490)	(15,092)	(1,575)
Total comprehensive income	$3,046	$2,029	$4,312	$9,620

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2022	—	8,080,486	$—	$81	$94,923	$62,426	$(11,277)	$(626)	$145,527
Net income	—	—	—	—	—	7,711	—	—	7,711
Other comprehensive loss	—	—	—	—	—	—	(4,665)	—	(4,665)
Exercise of stock options, net of repurchases (2,734 shares)	—	2,432	—	—	7	—	—	—	7
Stock compensation expense	—	—	—	—	686	—	—	—	686
Cash dividends paid to common stockholders ($0.09 per share)	—	—	—	—	—	(728)	—	—	(728)
Balance at September 30, 2022	—	8,082,918	$—	$81	$95,616	$69,409	$(15,942)	$(626)	$148,538

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at July 1, 2021	—	7,830,704	$—	$79	$92,624	$42,211	$323	$(567)	$134,670
Net income	—	—	—	—	—	2,519	—	—	2,519
Other comprehensive loss	—	—	—	—	—	—	(490)	—	(490)
Exercise of stock options, net of repurchases (18,641 shares)	—	16,790	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	482	—	—	—	482
Balance at September 30, 2021	—	7,847,494	$—	$79	$93,106	$44,730	$(167)	$(567)	$137,181

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2022	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	19,404	—	—	19,404
Other comprehensive loss	—	—	—	—	—	—	(15,092)	—	(15,092)
Exercise of stock options, net of repurchases (2,734 shares)	—	9,598	—	—	178	—	—	—	178
Restricted stock award forfeitures	—	(13,750)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,827	—	—	—	1,827
Vested restricted stock awards settlement	—	(1,776)	—	—	—	—	—	(59)	(59)
Cash dividends paid to common stockholders ($0.09 per share)	—	—	—	—	—	(1,455)	—	—	(1,455)
Balance at September 30, 2022	—	8,082,918	$—	$81	$95,616	$69,409	$(15,942)	$(626)	$148,538

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	income (loss)	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	11,195	—	—	11,195
Other comprehensive loss	—	—	—	—	—	—	(1,575)	—	(1,575)
Exercise of stock options, net of repurchases (59,109 shares)	—	54,012	—	1	20	—	—	—	21
Stock compensation expense	—	—	—	—	1,464	—	—	—	1,464
Balance at September 30, 2021	—	7,847,494	$—	$79	$93,106	$44,730	$(167)	$(567)	$137,181

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$19,404	$11,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,140	6,400
Depreciation	533	516
Stock compensation expense	1,827	1,464
(Gain) loss on loans held for sale	(88)	384
Net amortization (accretion):
Securities	426	613
Loans	(747)	(1,034)
Right of use asset	354	415
Software	911	749
Changes in other assets and liabilities:
Accrued interest receivable	(1,031)	67
Other assets	1,619	(543)
Operating lease liability	(424)	(405)
Accrued expenses and other liabilities	5,435	2,868
Net cash provided by operating activities	30,359	22,689

Cash flows from investing activities:
Net change in loans	(90,181)	(94,358)
Net change in securities purchased under agreements to resell	46	827
Purchases of securities available-for-sale	(1,739)	(70,478)
Purchases of securities held-to-maturity	(84,092)	—
Principal repayments on securities available-for-sale	17,602	43,614
Principal repayments on securities held-to-maturity	3,911	—
Redemption (purchase) of securities, restricted	(130)	14
Payoff of loans held for sale	600	—
Purchases of premises and equipment	(51)	(942)
Development of capitalized software	(1,067)	(1,325)
Net cash used in investing activities	(155,101)	(122,648)

Cash flows from financing activities:
Net increase in deposits	159,048	172,989
Decrease in borrowings	(1)	(1)
Exercise of stock options	178	21
Tax withholding payments for vested equity awards	(59)	—
Cash dividends paid to common stockholders	(1,455)	—
Net cash provided by financing activities	157,711	173,009

Increase in cash and cash equivalents	32,969	73,050

Cash and cash equivalents at beginning of the period	149,156	65,185

Cash and cash equivalents at end of the period	$182,125	$138,235

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$924	$597
Taxes	5,879	5,854
Noncash transactions:
Contribution of loans held for sale in exchange for an equity interest in a variable interest entity	13,500	—
Transfer from loans held for investment to held for sale	—	14,584

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2021 and 2020. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. It is difficult to quantify the impact COVID-19 will have on future periods. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's third quarter 2022 Consolidated Statement of Financial Condition and Consolidated Statement of Income.

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

In March 2022, the SEC issued Staff Accounting Bulletin (SAB) No. 121 which provides interpretive guidance for the accounting and disclosure of obligations to safeguard crypto-assets held for platform users effective the first interim or annual period ending after June 15, 2022. This guidance does not have an impact on the Company’s financial statements as no crypto-asset related activities are conducted by the Company.

NOTE 2 — Debt Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$113,658	$—	$(19,587)	$94,071
Collateralized mortgage obligations (CMOs) – agency	19,706	—	(2,402)	17,304
Total available-for-sale	$133,364	$—	$(21,989)	$111,375

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
Collateralized mortgage obligations (CMOs) – agency	$80,102	$—	$(8,666)	$71,436
Total held-to-maturity	$80,102	$—	$(8,666)	$71,436

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$122,258	$673	$(2,050)	$120,881
Collateralized mortgage obligations (CMOs) – agency	27,316	237	(50)	27,503
Total available-for-sale	$149,574	$910	$(2,100)	$148,384

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

There were no sales or calls of securities for the three and nine months ended September 30, 2022 and 2021.

At September 30, 2022, securities having a carrying value of $153.8 million were pledged to the Federal Home Loan Bank of New York (FHLB) for borrowing capacity totaling $139.0 million. At December 31, 2021, securities having a fair value of $121.5 million were pledged to the FHLB for borrowing capacity totaling $115.4 million. At September 30, 2022 and December 31, 2021, the Company had no outstanding FHLB advances.

At September 30, 2022, securities having a fair value of $37.7 million were pledged to the Federal Reserve Bank of New York (FRB) for borrowing capacity totaling $36.6 million. At December 31, 2021, securities having a fair value of $26.9 million were pledged to the FRB for borrowing capacity totaling $26.1 million. At September 30, 2022 and December 31, 2021, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position as of:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$24,357	$(3,618)	$69,714	$(15,969)	$94,071	$(19,587)
CMOs – agency	16,315	(2,291)	989	(111)	17,304	(2,402)
Total temporarily impaired securities	$40,672	$(5,909)	$70,703	$(16,080)	$111,375	$(21,989)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$71,436	$(8,666)	$—	$—	$71,436	$(8,666)
Total temporarily impaired securities	$71,436	$(8,666)	$—	$—	$71,436	$(8,666)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - agency	$101,235	$(1,813)	$4,503	$(237)	$105,738	$(2,050)
CMOs - Agency	7,416	(50)	—	—	7,416	(50)
Total temporarily impaired securities	$108,651	$(1,863)	$4,503	$(237)	$113,154	$(2,100)

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

At September 30, 2022, securities in unrealized or unrecognized loss positions were issuances from government sponsored entities. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at September 30, 2022.

No impairment charges were recorded for the three and nine months ended September 30, 2022 and 2021.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	At September 30,	At December 31,
	2022	2021

	(In thousands)
Real estate:
Multifamily	$263,689	$254,852
Commercial real estate	83,515	48,589
1 – 4 family	31,496	40,753
Construction	—	—
Total real estate	378,700	344,194
Commercial	478,854	432,108
Consumer	18,424	8,681
Total loans held for investment	$875,978	$784,983
Deferred loan fees and unearned premiums, net	(864)	(466)
Allowance for loan losses	(10,885)	(9,076)
Loans held for investment, net	$864,229	$775,441

At December 31, 2021, the commercial loans balance included Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans of $4.2 million. There were no PPP loans outstanding at September 30, 2022.

The following tables present the activity in the allowance for loan losses by class for the three months ending September 30, 2022 and 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
September 30, 2022
Allowance for loan losses:
Beginning balance	$1,916	$902	$253	$—	$7,045	$155	$10,271
Provision (credit) for loan losses	11	35	(15)	—	418	201	650
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(36)	(36)
Total ending allowance balance	$1,927	$937	$238	$—	$7,463	$320	$10,885

September 30, 2021
Allowance for loan losses:
Beginning balance	$1,418	$603	$312	$—	$5,547	$6,137	$14,017
Provision (credit) for loan losses	274	(4)	(3)	—	385	3,098	3,750
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(9,102)	(9,102)
Total ending allowance balance	$1,692	$599	$309	$—	$5,932	$133	$8,665

The following tables present the activity in the allowance for loan losses by class for the nine months ending September 30, 2022 and 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
September 30, 2022
Allowance for loan losses:
Beginning balance	$1,789	$552	$285	$—	$6,319	$131	$9,076
Provision (credit) for loan losses	299	385	(47)	—	1,206	297	2,140
Recoveries	17	—	—	—	2	—	19
Loans charged-off	(178)	—	—	—	(64)	(108)	(350)
Total ending allowance balance	$1,927	$937	$238	$—	$7,463	$320	$10,885

September 30, 2021
Allowance for loan losses:
Beginning balance	$1,278	$597	$342	$—	$5,003	$4,182	$11,402
Provision (credit) for loan losses	414	2	(33)	—	929	5,088	6,400
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(9,137)	(9,137)
Total ending allowance balance	$1,692	$599	$309	$—	$5,932	$133	$8,665

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2022 and December 31, 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
September 30, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,927	937	238	—	7,463	320	10,885

Total ending allowance balance	$1,927	$937	$238	$—	$7,463	$320	$10,885

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$5,819	$—	$5,819
Loans collectively evaluated for impairment	263,689	83,515	31,496	—	473,035	18,424	870,159

Total ending loans balance	$263,689	$83,515	$31,496	$—	$478,854	$18,424	$875,978

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

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

The following table provides an analysis of the impaired loans by segment as of September 30, 2022 and December 31, 2021. There was no related allowance recorded on any impaired loans as of the periods indicated:

	September 30,		December 31,
	2022		2021
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance

	(In thousands)
Multifamily	$—	$—	$—	$—
Commercial real estate	—	—	—	—
1 – 4 family	—	—	—	—
Construction	—	—	—	—
Commercial	5,819	5,819	—	—
Consumer	1	1	—	—
Total	$5,820	$5,820	$—	$—

The following table provides an analysis of average recorded investment and interest income recognized by segment on impaired loans during the three and nine months ended September 30, 2022.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

	(In thousands)
Multifamily	$—	$—	$—	$—	$206	$—	$144	$—
Commercial real estate	—	—	—	—	—	—	—	—
1 – 4 family	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Commercial	1,455	—	—	—	608	—	—	—
Consumer	—	—	1,703	—	1	—	2,054	—
Total	$1,455	$—	$1,703	$—	$815	$—	$2,198	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2022 and December 31, 2021:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
September 30, 2022
Multifamily	$—	$—	$—	$—	$—	$263,689	263,689
Commercial real estate	—	—	—	—	—	83,515	83,515
1 – 4 family	—	—	—	—	—	31,496	$31,496
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	5,819	5,819	473,035	478,854
Consumer	18	9	—	1	28	18,396	18,424
Total	$18	$9	$—	$5,820	$5,847	$870,131	$875,978

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2021
Multifamily	$1,034	$—	$—	$—	$1,034	$253,818	$254,852
Commercial real estate	—	—	—	—	—	48,589	48,589
1 – 4 family	—	—	—	—	—	40,753	40,753
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	432,108	432,108
Consumer	21	10	—	6	37	8,644	8,681
Total	$1,055	$10	$—	$6	$1,071	$783,912	$784,983

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
September 30, 2022
Multifamily	$259,595	$3,373	$721	$—
Commercial real estate	79,697	3,818	—	—
1 – 4 family	31,496	—	—	—
Construction	—	—	—	—
Commercial	466,480	6,555	5,819	—
Consumer	16,536	1,888	—	—
Total	$853,804	$15,634	$6,540	$—

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2021
Multifamily	$254,131	$—	$721	$—
Commercial real estate	44,771	3,818	—	—
1 – 4 family	37,738	3,015	—	—
Construction	—	—	—	—
Commercial	410,548	17,977	3,583	—
Consumer	8,681	—	—	—
Total	$755,869	$24,810	$4,304	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as TDRs at September 30, 2022 and December 31, 2021. Furthermore, there were no loans modified during the three and nine months ended September 30, 2022 and 2021 as TDRs. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Pledged Loans

At September 30, 2022, loans totaling $25.4 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $20.0 million. At December 31, 2021, loans totaling $33.9 million were pledged to the Federal Home Loan Bank of New York for borrowing capacity totaling $26.0 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Payment processing fees
Payment processing income	$5,250	$5,021	$15,651	$15,339
ACH income	208	206	636	609
Customer related fees, service charges and other
Administrative service income	886	—	1,512	29
Other	88	81	256	263
Gain (loss) on loans held for sale (1)	—	(384)	88	(384)
Total noninterest income	$6,432	$4,924	$18,143	$15,856

(1)	Represents a valuation adjustment on loans held for sale, not within the scope of ASC 606.

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

There were no stock options granted during the three and nine months ended September 30, 2022 and 2021.

The following table presents a summary of the activity related to options as of September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
September 30, 2022
Outstanding at beginning of year	649,600	$16.66
Granted	—	—
Exercised	(12,332)	22.79
Forfeited	(14,085)	25.20
Expired	—	—
Outstanding at period end	623,183	$16.35	4.70
Vested or expected to vest	623,183	$16.35	4.70
Exercisable at period end	521,699	$14.24	3.90

The Company recognized compensation expense related to options of $112 thousand and $117 thousand for the three months ended September 30, 2022 and 2021, respectively. The Company recognized compensation expense related to options of $347 thousand and $380 thousand for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, unrecognized compensation cost related to nonvested options was approximately $788 thousand and is expected to be recognized over a weighted average period of 1.87 years. The intrinsic value for outstanding options and for options vested or expected to vest was $13.2 million and $12.2 million for exercisable options at September 30, 2022.

Information related to stock option exercises during each period is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Intrinsic value of options exercised	$86	$403	$166	$1,275
Cash received from option exercises	7	—	178	21
Excess tax benefit from option exercises	15	78	15	244

The following table presents a summary of the activity related to restricted stock as of September 30, 2022:

		Weighted Average
		Grant Date
	Shares	Fair Value
September 30, 2022
Outstanding at beginning of year	482,750	$24.59
Granted	—	—
Vested	(25,497)	20.44
Forfeited	(13,750)	24.31
Outstanding at period end	443,503	$24.84

The Company recognized compensation expense related to restricted stock of $574 thousand and $365 thousand for the three months ended September 30, 2022 and 2021, respectively. The Company recognized compensation expense related to restricted stock of $1.5 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $6.7 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.03 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Basic
Net income	$7,711	$2,519	$19,404	$11,195
Weighted average shares outstanding	7,637,407	7,460,897	7,628,903	7,445,497
Basic earnings per share	$1.01	$0.34	$2.54	$1.50

Diluted
Net income	$7,711	$2,519	$19,404	$11,195
Weighted average shares outstanding for basic earnings per share	7,637,407	7,460,897	7,628,903	7,445,497
Add: Dilutive effects of share based awards	588,807	487,145	557,194	448,076
Average shares and dilutive potential shares	8,226,214	7,948,042	8,186,097	7,893,573
Diluted earnings per share	$0.94	$0.32	$2.37	$1.42

Share-based awards totaling 61,900 and 107,600 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2022 and September 30, 2021, respectively, because they were anti-dilutive. Share-based awards totaling 65,367 and 107,600 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2022 and September 30, 2021, respectively, because they were anti-dilutive.

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

As of September 30, 2022, right of use (“ROU”) lease assets and related lease liabilities were $2.0 million and $2.6 million, respectively. As of December 31, 2021, ROU lease assets and related lease liabilities were $2.4 million and $3.0 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Maturities of the Company’s operating lease liabilities at September 30, 2022 are as follows:

Operating Lease
Liabilities
(In thousands)
2022	$157
2023	636
2024	652
2025	668
2026	627
Thereafter	—
Total operating lease payments	$2,740
Less: interest	176
Present value of operating lease liabilities	$2,564

	As of September 30,
	2022		2021
Weighted-average remaining lease term	4.17	years	5.12	years
Weighted-average discount rate	3.08%		3.05%

The components of total lease cost are as follows:

	For the Three Months Ended		For the Nine Months Ended

	September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$135	$142	$419	$425
Short-term lease cost	—	—	—	13
Total lease cost	$135	$142	$419	$438

Cash paid for operating leases	$162	$161	$490	$503

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

	(In thousands)
September 30, 2022
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$94,071	$—
CMOs – agency	—	17,304	—
Total	$—	$111,375	$—

December 31, 2021
Assets
Available-for-sale securities
Mortgage-backed securities – agency	$—	$120,881	$—
CMOs – agency	—	27,503	—
Total	$—	$148,384	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2022 and 2021.

There were no assets at fair value measured on a nonrecurring basis at September 30, 2022. The legacy NFL consumer loan portfolio was measured on a nonrecurring basis and assigned a Level 3 fair value of $14.1 million at December 31, 2021.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at September 30, 2022 and December 31, 2021:

	Fair Value Measurement at September 30, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$182,125	$1,217	$180,908	$—	$182,125
Securities purchased under agreements to resell, at cost	50,225	—	—	50,225	50,225
Securities, held-to-maturity	80,102	—	71,436	—	71,436
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	864,229	—	—	856,612	856,612
Accrued interest receivable	5,228	—	298	4,728	5,026

Financial Liabilities:
Time deposits	18,928	—	18,813	—	18,813
Demand and other deposits	1,168,529	1,168,529	—	—	1,168,529
Secured borrowings	47	—	47	—	47
Accrued interest payable	10	—	10	—	10

	Fair Value Measurement at December 31, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$149,156	$2,202	$146,954	$—	$149,156
Securities purchased under agreements to resell, at cost	50,271	—	—	50,271	50,271
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	775,441	—	—	774,114	774,114
Accrued interest receivable	4,197	—	252	3,945	4,197

Financial Liabilities:
Time deposits	19,312	—	19,330	—	19,330
Demand and other deposits	1,009,097	1,009,097	—	—	1,009,097
Secured borrowings	48	—	48	—	48

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ending September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended

	September 30,
	2022	2021	2022	2021

	(In thousands)
Unrealized Losses on Available-for-Sale Securities
Beginning balance	$(11,277)	$323	$(850)	$1,408
Other comprehensive loss before reclassifications, net of tax	(4,665)	(490)	(15,092)	(1,575)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	(4,665)	(490)	(15,092)	(1,575)
Ending balance	$(15,942)	$(167)	$(15,942)	$(167)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2021 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The Company’ status as an emerging growth company expires on December 31, 2022 since that is the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

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

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume 1.5%-2.0% of U.S. GDP annually according to the Towers Watson 2011 Update on U.S. Tort Cost Trends or a total addressable market (“TAM”) of $429 billion according to the U.S. Chamber Institute for Legal Reform’s report “Costs and Compensation of the U.S. Tort System”. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for 15 years, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have clients in 27 states and our larger markets include the New York metro area, California, Texas, Florida, Pennsylvania, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates into a blended 8.8% variable rate asset yield on these commercial loans for the quarter ended September 30, 2022. More importantly, for every $1.00 we advance on these loans we receive on average $2.12 of low-cost (our cost of funds for the quarter ended September 30, 2022 is 15 basis points) core operating and escrow deposits through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Coupling this with our off-balance sheet commercial litigation funds of $496.1 million at September 30, 2022, this vertical represents a highly desirable core low-cost funding platform for the entire company fueling growth in other lending areas.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew 9.7% from 2019 to 2021 with payment volumes or TAM of $9.5 trillion according to a Strawhecker Group report on U.S. payment industry trends. Couple this with the fact that there are less than 85 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 75,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $7.3 billion in processing volume across 142.1 million transactions in the most recent quarter.

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

The success of our nationwide branchless technology enabled litigation and payment processing verticals has led to industry leading performance. Our branchless commercial banking loans and deposits have compound annual growth rates of 23% since 2015, a net interest margin of 5.18% for the quarter ended September 30, 2022, and drives a company wide efficiency ratio of 49.3% for the quarter ended September 30, 2022. Our payment processing vertical has a compound annual growth rate of 58% since 2017 and diversifies our product offerings with stable fee income comprising 29% of revenues.  The integration of these competencies and businesses has provided a sustainable average return on assets and tangible common equity of 2.48% and 20.60%, respectively, for the quarter ended September 30, 2022.

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

In 2020, management implemented a customer payment deferral program (principal and interest) under the CARES Act to assist business borrowers and certain consumers that may have been experiencing financial hardship due to COVID-19 related challenges. As of September 30, 2022, there were no participants in our payment deferral program, which is now closed.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Assets.  Our total assets were $1.3 billion at September 30, 2022, an increase of $168.8 million, or 14.3%, from $1.2 billion at December 31, 2021, due to growth in loans held for investment of $90.6 million, or 11.5%, securities held-to-maturity, funded with low cost deposits, increased $80.1 million, offset by net paydowns and unrealized losses on securities available-for-sale of $37.0 million, or 24.9%.

Loans. The following table provides information regarding the composition of our loans held for investment portfolio at the dates indicated:

	At September 30,		At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$263,689	30.1%	$254,852	32.5%
Commercial real estate	83,515	9.5	48,589	6.1
1 – 4 family	31,496	3.6	40,753	5.2
Construction	—	—	—	—
Total real estate	378,700	43.2	344,194	43.8
Commercial	478,854	54.7	427,859	54.6
PPP	—	—	4,249	0.5
Consumer	18,424	2.1	8,681	1.1
Total loans held for investment	$875,978	100.0%	$784,983	100.0%
Deferred loan fees and unearned premiums, net	(864)		(466)
Allowance for loan losses	(10,885)		(9,076)
Loans held for investment, net	$864,229		$775,441

Loans held for sale, net (included in Other assets)	$—		$14,100

At September 30, 2022, loans were $875.1 million, or 73.7% of total deposits, compared to $784.5 million, or 76.3% of total deposits, at December 31, 2021. The growth in loans was primarily driven by net production in commercial and commercial real estate loans. Commercial loans increased $51.0 million, or 11.9%, to $478.9 million at September 30, 2022 from $427.9 million at December 31, 2021, driven by both our litigation related loans and other commercial relationships. Commercial real estate loans increased $34.9 million, or 71.9%, to $83.5 million at September 30, 2022 from $48.6 million at December 31, 2021.

The following table sets forth the composition of our Litigation-Related loans held for investment portfolio by type of loan at the dates indicated:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans
Commercial Litigation-Related:
Working capital lines of credit	$205,962	51.2%	$210,148	54.4%
Case cost lines of credit	137,428	34.1	127,859	33.1
Term loans	56,417	14.0	45,415	11.8
Total Commercial Litigation-Related	399,807	99.3	383,422	99.3
Consumer Litigation-Related:
Post-settlement consumer loans	2,869	0.7	2,451	0.7
Structured settlement loans	59	—	116	—
Total Consumer Litigation-Related	2,928	0.7	2,567	0.7
Total Litigation-Related Loans	$402,735	100.0%	$385,989	100.0%

At September 30, 2022, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $402.7 million, or 46.0% of our total loan portfolio, compared to $386.0 million, or 49.2% of our total loan portfolio at December 31, 2021. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale decreased $37.0 million, or 24.9%, to $111.4 million at September 30, 2022 from $148.4 million at December 31, 2021, driven by unrealized losses of $20.8 million and paydowns of $17.6 million, offset by purchases of $1.7 million. Unrealized losses on our available-for-sale portfolio are due to the negative impact of recent increases in short-term market interest rates. Commencing in the first quarter of 2022, we invested a portion of our excess liquidity in held-to-maturity securities, totaling $80.1 million at September 30, 2022.

Funding. Total deposits increased $159.0 million, or 15.5%, to $1.2 billion at September 30, 2022 from $1.0 billion at December 31, 2021. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except certificates of deposit. Core deposits totaled $1.2 billion at September 30, 2022, or 98.4% of total deposits at that date, compared to $1.0 billion or 98.1% of total deposits at December 31, 2021. Litigation and payment processing deposits represent 72% and 13%, respectively, of total deposits. Demand deposits (noninterest bearing) increased $36.2 million, or 8.8%, to $445.6 million, representing 37.5% of total deposits.

In addition to our core deposits as a source of funding, the Company continues to prudently manage its balance sheet through deposit sweep programs, maintaining off-balance sheet funds totaling $496.1 million at September 30, 2022.

At September 30, 2022, we had the ability to borrow a total of $159.1 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $36.6 million. At September 30, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2022.

Equity. Total stockholders’ equity increased $4.8 million to $148.5 million at September 30, 2022, from $143.7 million at December 31, 2021, primarily due to net income of $19.4 million and amortization of share based compensation of $1.8 million, partially offset by other comprehensive losses of $15.1 million due to the decline in fair value of available-for-sale securities reflective of the recent increases in short-term market interest rates and common stock dividends of $1.5 million.

Asset Quality. Nonperforming assets, totaling $5.8 million, consisted of two commercial law firm loan facilities with strong collateral values as of September 30, 2022. As of September 30, 2022, the allowance for loan losses was $10.9 million, or 1.24% of total loans, as compared to $9.1 million, or 1.16% of total loans at December 31, 2021. The increase in the allowance as a percentage of loans was general reserve driven considering the qualitative factors associated with the current uncertain economic environment. At September 30, 2022, special mention and substandard loans totaled $15.6 million and $6.5 million, respectively. At December 31, 2021, special mention and substandard loans totaled $24.8 million and $4.3 million, respectively.

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

	For the Three Months Ended September 30,
	2022			2021

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$854,447	$14,055	6.53%	$738,281	$10,709	5.75%
Securities, includes restricted stock	214,722	1,126	2.08%	138,200	583	1.67%
Securities purchased under agreements to resell	49,771	377	3.01%	50,972	150	1.17%
Interest earning cash and other	72,902	402	2.19%	66,726	51	0.30%
Total interest earning assets	1,191,842	15,960	5.31%	994,179	11,493	4.59%

NONINTEREST EARNING ASSETS	43,358			33,765

TOTAL AVERAGE ASSETS	$1,235,200			$1,027,944

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$572,966	$368	0.25%	$453,678	$189	0.17%
Time deposits	19,141	44	0.91%	11,126	19	0.68%
Total interest bearing deposits	592,107	412	0.28%	464,804	208	0.18%
Borrowings	48	1	8.27%	54	1	7.35%
Total interest bearing liabilities	592,155	413	0.28%	464,858	209	0.18%

NONINTEREST BEARING LIABILITIES
Demand deposits	481,599			414,930
Other liabilities	12,966			11,550
Total noninterest bearing liabilities	494,565			426,480
Stockholders' equity	148,480			136,606

TOTAL AVG. LIABILITIES AND EQUITY	$1,235,200			$1,027,944
Net interest income		$15,547			$11,284
Net interest spread			5.03%			4.41%
Net interest margin			5.18%			4.50%

	For the Nine Months Ended September 30,
	2022			2021

			(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$824,402	$37,499	6.08%	$705,609	$30,408	5.76%
Securities, includes restricted stock	201,502	2,975	1.97%	131,019	1,588	1.62%
Securities purchased under agreements to resell	49,307	699	1.90%	51,185	470	1.23%
Interest earning cash and other	92,617	767	1.11%	63,354	134	0.28%
Total interest earning assets	1,167,828	41,940	4.80%	951,167	32,600	4.58%

NONINTEREST EARNING ASSETS	46,577			32,054

TOTAL AVERAGE ASSETS	$1,214,405			$983,221

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$557,316	$841	0.20%	$424,468	$536	0.17%
Time deposits	19,186	90	0.63%	11,098	59	0.71%
Total interest bearing deposits	576,502	931	0.22%	435,566	595	0.18%
Borrowings	67	3	5.99%	70	2	3.82%
Total interest bearing liabilities	576,569	934	0.22%	435,636	597	0.18%

NONINTEREST BEARING LIABILITIES
Demand deposits	481,887			405,427
Other liabilities	10,817			10,393
Total noninterest bearing liabilities	492,704			415,820
Stockholders' equity	145,132			131,765

TOTAL AVG. LIABILITIES AND EQUITY	$1,214,405			$983,221
Net interest income		$41,006			$32,003
Net interest spread			4.58%			4.40%
Net interest margin			4.69%			4.50%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$1,807	$1,539	$3,346	$5,333	$1,758	$7,091
Securities, includes restricted stock	377	166	543	987	400	1,387
Securities purchased under agreements to resell	(4)	231	227	(18)	247	229
Interest earning cash and other	5	346	351	87	546	633
Total interest income	2,185	2,282	4,467	6,389	2,951	9,340

Interest paid on:
Savings, NOW, Money Market deposits	58	121	179	188	117	305
Time deposits	17	8	25	39	(8)	31
Total deposits	75	129	204	227	109	336
Borrowings	—	—	—	—	1	1
Total interest expense	75	129	204	227	110	337
Change in net interest income	$2,110	$2,153	$4,263	$6,162	$2,841	$9,003

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General.  Net income increased $5.2 million, or 206.1%, to $7.7 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2021. The increase resulted from a $4.3 million increase in net interest income, a $3.1 million decrease in the provision for loan losses, and an increase in noninterest income of $1.5 million, partially offset by an increase of $1.8 million in noninterest expense.

Net Interest Income.  Net interest income increased $4.3 million, or 37.8%, to $15.5 million for the three months ended September 30, 2022 from $11.3 million for the three months ended September 30, 2021, due to a $4.5 million increase in interest income, partially offset by a $204 thousand increase in interest expense.

Our net interest margin increased 68 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and the impact of increases in short-term market interest rates, to 5.18% for the three months ended September 30, 2022 from 4.50% for the three months ended September 30, 2021.

Interest Income.  Interest income increased $4.5 million, or 38.9%, to $16.0 million for the three months ended September 30, 2022 from $11.5 million for the three months ended September 30, 2021 and was attributable to an increase in loan interest income, securities interest income, interest earning cash and other, and reverse repurchase interest income.

Loan interest income increased $3.3 million, or 31.2%, to $14.1 million for the three months ended September 30, 2022 from $10.7 million for the three months ended September 30, 2021. This increase was attributable to a $116.2 million, or 15.7%, increase in the average loan balance driven primarily by our national commercial lending platform and a 78 basis point increase in loan yields to 6.53%. Additionally, approximately 57% of our portfolio is comprised of variable rate commercial loans tied to prime that were positively impacted by increases in short-term market interest rates.

Securities interest income increased $543 thousand, or 93.1%, to $1.1 million for the three months ended September 30, 2022 from $583 thousand for the three months ended September 30, 2021. This increase was primarily attributable to the opportunistic investment of excess liquidity in the first quarter of 2022 into held-to-maturity agency securities totaling $80.1 million at September 30, 2022, driving a $76.5 million, or 55.4%, increase in these higher yielding average securities balances, and a 41 basis point increase in yields which was positively impacted by increases in short-term market interest rates.

Interest earning cash and other interest income increased $351 thousand, or 688.2%, to $402 thousand for the three months ended September 30, 2022 from $51 thousand for the three months ended September 30, 2021, attributable to a 189 basis point increase in yields which was positively impacted by increases in short-term market interest rates.

Securities purchased under agreements to resell income increased $227 thousand, or 151.3%, to $377 thousand for the three months ended September 30, 2022 from $150 thousand for the three months ended September 30, 2021, attributable to increases in short-term market interest rates.

Interest Expense.  Interest expense increased $204 thousand, or 97.6%, to $413 thousand for the three months ended September 30, 2022 from $209 thousand for the three months ended September 30, 2021, primarily attributable to a $127.3 million, or 27.4%, increase in the average balance of interest bearing deposits, driven by our litigation depository relationships. The blended interest rate we paid on interest bearing deposits increased to 28 basis points for the three months ended September 30, 2022, from 18 basis points for the three months ended September 30, 2021.

Provision for Loan Losses.  Our provision for loan losses was $650 thousand for the three months ended September 30, 2022, a decrease of $3.1 million from the $3.8 million in the third quarter of 2021. The third quarter of 2021 included a charge for the reclassification of our legacy NFL consumer post settlement loan portfolio to loans held for sale and were subsequently exited. The allowance for loan losses to loans ratio was 1.24% as compared to 1.16% in the prior year quarter. The increase in the allowance as a percentage of loans was general reserve driven considering the qualitative factors associated with the current uncertain economic environment.

Noninterest Income.  Noninterest income information is as follows:

	For the Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$5,250	$5,021	$229	4.6%
ACH income	208	206	2	1.0
Customer related fees and service charges
Administrative service income	886	—	886	NA
Other	88	81	7	8.6
Gain (loss) on loans held for sale	—	(384)	384	NA
Total noninterest income	$6,432	$4,924	$1,508	13.6%

Payment processing income in the third quarter of 2022 increased $229 thousand to $5.3 million, as compared to the same period in 2021. Payment processing volumes and transactions for the credit and debit card processing platform increased $1.1 billion, or 17.4%, to $7.3 billion and 27.5 million, or 24.0%, to 142.1 million transactions, respectively, for the quarter ended September 30, 2022, as compared to the same period in 2021. These increases were driven by expansion of our sales channels through ISOs, increased number of merchants, volume increases, the reopening of the economy post pandemic and were facilitated by our focus on technology and other resources in the payments vertical. Customer related fees and service charges increased due to the movement in short-term interest rates and its impact on administrative service income on off-balance sheet funds. Off-balance sheet sweep funds totaled $496.1 million at September 30, 2022, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$6,519	$5,523	$996	18.0%
Occupancy and equipment	760	696	64	9.2
Professional and consulting services	840	773	67	8.7
FDIC and regulatory assessments	142	111	31	27.9
Advertising and marketing	480	289	191	66.1
Travel and business relations	179	105	74	70.5
Data processing	1,107	977	130	13.3
Other operating expenses	811	533	278	52.2
Total noninterest expense	$10,838	$9,007	$1,831	20.3%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support our growth, investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Due to the effects of inflation on the overall economy and consumer prices, we proactively increased our employees’ base salary at year-end in excess of industry and national averages to support employee retention. Hiring related costs, a component of other operating expenses, increased as we continue to invest in staffing to support our growth. Advertising and marketing costs increased as we continued to grow our digital marketing platform and expand our thought leadership in our national verticals. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Travel and business relations costs increased as we continued to re-engage in our traditional high touch marketing and sales efforts to complement our digital marketing efforts.

Income Tax Expense.  We recorded an income tax expense of $2.8 million for the three months ended September 30, 2022, reflecting an effective tax rate of 26.5%, compared to $932 thousand, or 27.0%, for the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General.  Net income increased $8.2 million, or 73.3%, to $19.4 million for the nine months ended September 30, 2022 from $11.2 million for the nine months ended September 30, 2021. The increase resulted from a $9.0 million increase in net interest income, a decrease in the provision for loan losses of $4.3 million and an increase of $2.3 million in noninterest income, partially offset by an increase of $4.3 million in noninterest expense.

Net Interest Income.  Net interest income increased $9.0 million, or 28.1%, to $41.0 million for the nine months ended September 30, 2022 from $32.0 million for the nine months ended September 30, 2021, due to a $9.3 million increase in interest income, partially offset by a $337 thousand increase in interest expense.

Our net interest margin increased 19 basis points, due to growth in higher yielding variable rate commercial loans and the impact of increases in short-term market interest rates, to 4.69% for the nine months ended September 30, 2022 from 4.50% for the nine months ended September 30, 2021.

Interest Income.  Interest income increased $9.3 million, or 28.7%, to $41.9 million for the nine months ended September 30, 2022 from $32.6 million for the nine months ended September 30, 2021 and was attributable to an increase in loan interest income, securities interest income, interest earning cash and other, and reverse repurchase interest income.

Loan interest income increased $7.1 million, or 23.3%, to $37.5 million for the nine months ended September 30, 2022 from $30.4 million for the nine months ended September 30, 2021. This increase was attributable to a $118.8 million, or 16.8%, increase in the average loan balance primarily from growth in our commercial loan portfolio and a 32 basis point increase in loan yields.

Securities interest income increased $1.4 million, or 87.3%, to $3.0 million for the nine months ended September 30, 2022 from $1.6 million for the nine months ended September 30, 2021. This increase was primarily attributable to the investment of excess liquidity into held-to-maturity agency securities totaling $80.1 million at September 30, 2022, driving a $70.5 million, or 53.8%, increase in these higher yielding average securities balances resulting in a 35 basis point increase in yields.

Interest earning cash and other interest income increased $633 thousand, or 472.4%, to $767 thousand for the nine months ended September 30, 2022 from $134 thousand for the nine months ended September 30, 2021, attributable to a 83 basis point increase in yields, driven by increases in short-term market interest rates and a $29.3 million, or 46.2%, increase in average interest earning cash balances.

Securities purchased under agreements to resell income increased $229 thousand, or 48.7%, to $699 thousand for the nine months ended September 30, 2022 from $470 thousand for the nine months ended September 30, 2021.

Interest Expense.  Interest expense increased $337 thousand, or 56.4%, to $934 thousand for the nine months ended September 30, 2022 from $597 thousand for the nine months ended September 30, 2021, primarily attributable to a $140.9 million, or 32.4%, increase in the average balance of interest bearing deposits, driven by our litigation depository relationships. The blended interest rate we paid on interest bearing deposits increased from 18 basis points for the nine months ended September 30, 2021 to 22 basis points for the nine months ended September 30, 2022.

Provision for Loan Losses.  Our provision for loan losses was $2.1 million for the nine months ended September 30, 2022 compared to $6.4 million for the nine months ended September 30, 2021. The decrease in the provision relates to the charge recognized in 2021 on our legacy NFL consumer post settlement loan portfolio.

Noninterest Income.  Noninterest income information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Payment processing fees
Payment processing income	$15,651	$15,339	$312	2.0%
ACH income	636	609	27	4.4
Customer related fees, service charges and other
Administrative service income	1,512	29	1,483	5,113.8
Other	256	263	(7)	(2.7)
Gain (loss) on loans held for sale	88	(384)	472	(122.9)
Total noninterest income	$18,143	$15,856	$2,287	14.4%

Payment processing income for the nine months ended 2022 increased $312 thousand to $15.7 million, as compared to the same period in 2021. Payment processing fees in 2021 totaling $15.3 million included $500 thousand in early termination fees on ISO contracts. Excluding these early termination fees, payment processing fees increased $812 thousand, or 5.5%, as compared to the nine months ended 2021. Payment processing volumes and transactions for the credit and debit card processing platform increased $3.3 billion, or 18.7%, to $20.7 billion and 72.0 million, or 22.0%, to 396.0 million transactions, respectively, for the nine months ended September 30, 2022, as compared to the same period in 2021. These increases were driven by expansion of our sales channels through ISOs, increased number of merchants, volume increases, the reopening of the economy post pandemic. Customer related fees and service charges increased due to the impact of increasing short-term interest rates and its impact on administrative service income on off-balance sheet funds. Off-balance sheet sweep funds totaled $496.1 million at September 30, 2022, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Nine Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Noninterest expense
Employee compensation and benefits	$18,952	$16,189	$2,763	17.1%
Occupancy and equipment	2,260	2,104	156	7.4
Professional and consulting services	2,298	2,352	(54)	(2.3)
FDIC and regulatory assessments	401	320	81	25.3
Advertising and marketing	1,109	936	173	18.5
Travel and business relations	403	212	191	90.1
Data processing	3,167	2,734	433	15.8
Other operating expenses	2,019	1,466	553	37.7
Total noninterest expense	$30,609	$26,313	$4,296	16.3%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support our growth, investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Due to the effects of inflation on the overall economy and consumer prices, we proactively increased our employees’ base salary at year-end in excess of industry and national averages to support employee retention. Professional and consulting service costs decreased, partially offsetting the increase in employee compensation and benefits as previously contracted consultants were hired, primarily in our technology development and digital marketing departments. Hiring related costs, a component of other operating expenses, increased as we continue to increase our staffing to support our growth. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Travel and business relations costs increased as we continued to re-engage in our traditional high touch marketing and sales efforts on a national basis to complement our digital marketing efforts. Advertising and marketing costs increased as we continued to grow our digital marketing platform and expand our thought leadership in our national verticals. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform and additional office space to support our continued growth.

Income Tax Expense.  We recorded an income tax expense of $7.0 million for the nine months ended September 30, 2022, reflecting an effective tax rate of 26.5%, compared to $4.0 million, or 26.1%, for the nine months ended September 30, 2021.

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

	At September 30,
	2022
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$97,913	$23,105
300	92,101	17,293
200	86,321	11,513
100	80,558	5,750
0	74,808	—
-100	68,566	(6,242)
-200	62,088	(12,720)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2022.

	At September 30,
	2022
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$315,291	$32,924
300	308,100	25,733
200	300,345	17,978
100	291,937	9,570
0	282,367	—
-100	267,933	(14,434)
-200	246,597	(35,770)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $182.1 million.

At September 30, 2022, through pledging of our securities and certain loans, we had the ability to borrow a total of $159.1 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $36.6 million. At September 30, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines of credit at September 30, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2022, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2022
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.90%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.77%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.77%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.57%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2022, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases we made of our common stock during the quarter ended September 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2022 through July 31, 2022	—	$—	—	265,694
August 1, 2022 through August 31, 2022	—	—	—	265,694
September 1, 2022 through September 30, 2022	—	—	—	265,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 10, 2022	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President and Chief Executive Officer

Date: November 10, 2022	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer