Form 10-K
period 2022-12-31
Esquire Financial Holdings, Inc.
filed 2023-03-27
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $33.30 as of June 30, 2022, was $228.8 million.

As of March 1, 2023, there were 8,198,258 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders. (Part III)

i

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	the continuing impact of the COVID-19 pandemic on our business and results of operation;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act (“BHCA”) of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial loans tailored to the litigation market (“Litigation-Related Loans”) come with low cost core operating and escrow deposits, enhancing our overall yield on our loan portfolio, and enabling us to earn attractive risk-adjusted net interest margins. Additionally, our payment processing activities to small businesses nationally generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets we operate as demonstrated by comparing our performance metrics for the years ended 2022 and 2021.

For the year ended December 31, 2022:

●	Our net income was $28.5 million or $3.47 per diluted share while our return on average assets and equity were 2.31% and 19.44%, respectively.
●	We had a net interest margin of 4.99%, primarily driven by growth in higher yielding variable rate commercial loans and a low cost of funds of 0.15% on our deposits (including demand deposits).

●	Our loans held for investment increased 20.7%, or $162.8 million, to $947.3 million, driven by growth in higher yielding variable rate commercial loans.
●	Our noninterest income increased 18.6%, or $3.9 million, to $24.9 million, which represented 29.6% of our total revenue (net interest income plus noninterest income) at December 31, 2022, driven by our payment processing platform and administrative service payment (“ASP”) fee income.
●	As of December 31, 2022, our total assets, loans, deposits and stockholders’ equity totaled $1.4 billion, $947.3 million, $1.2 billion and $158.2 million, respectively.

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions including our digital platform. In October 2020, we launched a suite of best-in-class digital technologies including our customer centric Customer Relationship Management (“CRM”) application coupled with our digital marketing resources, newly designed and highly functional website, and new brand image to support future growth. These digital technologies support our seamless communication to the communities we serve, provide best-in-class multimedia digital marketing capabilities, streamline our online functionality and associated application processes, and will support our industry leading performance metrics in the future.

Our unique products and services coupled with our thought-leadership digital marketing creates deep relationships within the litigation community, driving our commercial loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 71% of our deposit base at December 31, 2022, with $564.0 million, or 46%, of total deposits in longer duration escrow or claimant trust settlement deposit accounts where the law firm is trustee for the claimant settlement funds. In addition to our lending activities, we have also remained steadfast in growing our payment processing platform. We provide dynamic and flexible payment processing solutions to small business owners. Our payment processing platform has grown to approximately 76,000 small businesses at December 31, 2022, generating 26% of our revenue for the year ended December 31, 2022. We believe that both our litigation and payment processing platforms represent a significant opportunity for future growth in lending, fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $1.2 billion at December 31, 2022, a key driver of our total cost of deposits of 0.15%. These stable low cost funds are driven by our litigation related operating and escrow commercial deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. We do not have traditional “brick and mortar” branches to support our deposit growth. Instead, we rely on our robust commercial online cash management technology to manage our customers’ operating, escrow, and money market accounts as well as their business banking needs across the country.

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume 1.85%-2.13% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”) published in November 2022 with a total addressable market (“TAM”) of $443 billion for 2020. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for 16 years, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have clients in 28 states and our larger markets include the New York metro area, California, Texas, Florida, Pennsylvania, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more)

coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9% variable rate asset yield on these commercial loans for the year ended December 31, 2022. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.85 of low-cost (our cost of funds for the year ended December 31, 2022 is 15 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $564.0 million, or 46%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $432.1 million at December 31, 2022, makes this litigation vertical a highly desirable core low-cost funding platform fueling growth in other lending areas.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew 9.7% from 2019 to 2021 with payment volumes or TAM of $9.5 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 85 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 76,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $28 billion in processing volume across 536 million transactions in the year ended December 31, 2022.

Proprietary Technology. We are a branchless digital first company with best-in-class technology to fuel future growth with industry leading client retention rates. We have built a customized and fully integrated customer relationship management (“CRM”) platform, integrated into our digital marketing cloud and our nCino loan platform (all built on Salesforce for excellence in client service and operational efficiency) and have begun to invest in artificial intelligence (“AI”) to facilitate precision marketing and client acquisition across both national verticals with an initial focus on the litigation vertical.

The success of our national litigation and payment processing verticals coupled with our focus on the New York metro market and branchless technology has led to industry leading performance. For the year ended 2022, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.31% and 19.44%, respectively; industry leading net interest margin of 4.99% (5.81% for the fourth quarter of 2022); strong efficiency ratio of 49.8%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 30% of total revenue (our payment processing vertical has a compound annual growth rate of 46% since 2017). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with 58% of our loans being variable rate tied to prime, solid credit metrics with no non-performing assets, a stable low cost deposit base, and strong available liquidity of $417.1 million with no outstanding borrowings ensures that our Company is poised for future growth and success.

Market Area

We define the market area for our legal community products and services as law firms practicing within the United States, United States territories and United States commonwealths, and we serve the litigation market on a nationwide basis. For traditional community banking products and services, our primary market area is the New York metropolitan area, specifically Nassau County and New York City boroughs (Manhattan, Brooklyn, Bronx, and Queens) of New York State and secondarily throughout the rest of New York State. As a Visa, MasterCard, American Express and

Discover member, we provide payment processing for small businesses located throughout the United States primarily through relationships with third party ISOs.

We have established ourselves in the litigation market through the strategic development of a business model that understands this market’s unique needs and provides tailored banking products and services to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our management team, board, attorney customers, state and national trial associations, and the investment in our CRM and related digital platforms. Our attorney customers and network of non-customer attorneys are well-known, influential market figures and active members of some of the leading litigation law firms in the nation, national and state bar associations and other industry leading companies. In addition, we have established informal affiliations or relationships with key industry organizations such as National Trial Lawyer Association, American Association of Justice, New York State Trial Lawyers Association, Consumer Attorneys of California, and a number of other state and national trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to tens of thousands of plaintiff law firms as we leverage our CRM, digital marketing and other proprietary technologies.

Our traditional community banking market area has a diversified economy typical of most urban population centers, with the majority of employment provided by services, wholesale/retail trade, finance/insurance/real estate (“FIRE”) and construction. As of December 31, 2022, New York County’s $2.8 trillion deposit market was much larger than the $126 billion deposit market in Nassau County, according to data sourced from S&P Global Market Intelligence.

We have established an extensive market for our payment processing business as an acquiring bank throughout the United States and its territories. We have a senior product management team that has developed in excess of 28 active ISO relationships servicing approximately 76,000 merchants. The ISO model insulates the bank’s capital from merchant losses through merchant reserves, ISO reserves, ISO monthly residuals and ISO portfolio values. In addition to mitigating risk, the ISO business model allows the Bank to solicit merchants nationwide using numerous independent sales agents employed by our ISOs.

Competition

The bank and non-bank financial services industries in our markets and surrounding areas is highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance companies on a nationwide basis. We experience competition in both lending and attracting deposit funds as well as payment processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend on pricing because of the ease with which customers can transfer deposits from one institution to another as well as the expertise necessary to manage specialized accounts (i.e. interest on lawyer accounts (“IOLA”) and  interest on lawyer trust accounts (“IOLTA”)) which are specifically designed for designating law firm customer funds.

Competition for Litigation-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. While some overlap exists between the litigation market loan products offered by Esquire Bank and these companies (primarily lines of credit, case-cost and post-settlement commercial loans), there are a number of critical differences that we believe gives our Bank a competitive advantage including, but not limited to:

●	Esquire Bank can offer more competitive terms (i.e.-rates) on loans compared to specialty finance companies because its cost of funds is much lower than the funding costs for these non-bank competitors;
●	the non-bank companies are not able to offer commercial cash management services on deposit products (i.e.-commercial on-line banking, remote deposit capture technology), letters of credit, debit cards, or other business services; and

●	non-banks cannot offer products uniformly across the country because they are not national banks.

The Bank provides payment processing services as an acquiring bank primarily through the third-party or ISO business model in which we process and clear credit card, debit card, and ACH transactions on behalf of merchants.  We are one of less than eighty-five US acquiring banks and face competition from many larger institutions, including large commercial banks and third party processors, that operate in the payment processing business. We believe we have a competitive advantage to continue to attract and retain ISOs and merchants when considering our history of successful operations, flexibility to settle through multiple payment processing platforms, superior customer relationship management, and an ability to tailor our contractual arrangements to our customers’ needs.

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Litigation-Related Loans, which include commercial loans to law firms and, to a much lesser extent, consumer lending to attorneys and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2022, these product lines in aggregate totaled $467.4 million (or 49.3% of our loan portfolio). As of December 31, 2022, our commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and other commercial Litigation-Related Loans (“Commercial Litigation-Related Loans”), totaled $464.7 million, or 99.4% of our total Litigation-Related Loan portfolio and 49.0% of our loan portfolio. As of December 31, 2022, our consumer Litigation-Related Loans, which consist of held for investment post-settlement consumer loans and structured settlement loans (“Consumer Litigation-Related Loans”), totaled $2.7 million, or 0.6% of our total Litigation-Related Loan portfolio and 0.3% of our loan portfolio. With respect to our Litigation-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2022, approximately 23.8%, 19.4%, and 17.5% of the Commercial Litigation-Related Loans outstanding had been extended to customers in New York, California and Texas, respectively. There were three other states with loan balance concentrations of at least 5.0% each of total Commercial Litigation-Related Loans.

As of December 31, 2022, our total real estate loans, which consist of multifamily loans, commercial real estate loans and 1 – 4 family loans, totaled $379.9 million (or 40.1% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Generally, commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified ISO customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2022, commercial loans (excluding Commercial Litigation-Related Loans of $464.7 million) totaled $87.4 million (or 9.2% of total loans). All commercial loans totaled $552.1 million (or 58.2% of our total loans) at December 31, 2022.

Commercial Litigation-Related Loans. The following is a summary of the specialized commercial loan products we offer to meet the needs of the litigation community. Commercial Litigation-Related Loans are made to law firms and the outstanding loan balances are included in the loan balance for commercial loans as noted above. A unique aspect of our underwriting involves advances of loan proceeds against a “borrowing base”, which typically consists of the total inventory of litigation cases for the firm. We complement this with traditional commercial underwriting (See “— Credit Risk Management” below). Generally, the maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time and takes into account the firm’s operating performance and related debt service coverage. In addition, on an opportunistic basis, we lend to law firms that may exhibit fluctuating earnings, cumulative deficits, and negative cash flows. In such cases, we employ an asset based lending model to the deal structure. We consider such financing opportunities where the terms and structure present manageable risks and the opportunity to achieve above average returns.

●	Working Capital Lines of Credit (“WC LOC”). WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $255.0 million at December 31, 2022 (or 54.6% of total Litigation-Related Loans).
●	Case Cost Lines of Credit. Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $130.3 million at December 31, 2022 (or 27.9% of total Litigation-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, medical record costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client from the law firm. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.
●	Term Loans. Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $59.4 million at December 31, 2022 (or 12.7% of total Litigation-Related Loans).
●	Post-Settlement Commercial and Other Commercial Litigation-Related Loans. Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial litigation-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2022 post-settlement commercial loans totaled $20.0 million (or 4.3% of total Litigation-Related Loans) and are classified as term loans.

Consumer Loans.  Consumer loans are primarily personal loans and, to a lesser extent, post-settlement consumer loans made to plaintiffs and claimants as described below. Personal loans are purchased or originated for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2022, total consumer loans held for investment (excluding Consumer Litigation-Related Loans of $2.7 million) totaled $13.9 million (or 1.5% of total loans).

Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of held for investment post-settlement consumer loans to individuals was $2.7 million at December 31, 2022.

Real Estate Loans.  The majority of our real estate secured loans are in the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $262.5 million (or 27.7% of total loans) as of December 31, 2022. The multifamily loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. We originate and purchase multifamily loans. Whether originated or purchased, all loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

Commercial Real Estate (“CRE”).  CRE loans totaled $91.8 million (or 9.7% of total loans) as of December 31, 2022 and consisted primarily of loans secured by mixed use properties (56.6% of the CRE portfolio), warehouses (18.4% of the CRE portfolio),  hospitality properties (17.7% of the CRE portfolio), with the remainder comprised of condo associations and office/retail properties (7.3% of the CRE portfolio). Owner-occupied loans represented 8.0% of the CRE portfolio at December 31, 2022. We both originate and purchase CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($25.6 million, or 2.7% of total loans, as of December 31, 2022) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Construction Loans.  Construction loans are originated on an opportunistic basis. At December 31, 2022, there were no construction loans.

Payment Processing Activities

We provide payment processing as an acquiring bank primarily through the third-party or ISO business model in which we process and clear credit and debit card transactions on behalf of merchants. This model is designed to mitigate the risks associated with merchant losses resulting from chargebacks, fraud, non-compliance issues or even ISO or merchant insolvency. In an ISO model, the bank and the ISO jointly enter into the merchant agreement with each merchant. We believe this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. To date, Esquire Bank has not incurred any losses from its payment processing activities.

We entered into the payment processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2022, payment processing revenues were approximately $21.9 million, which was 26.0% of our total revenue. At December 31, 2022, we had 28 active ISOs, servicing approximately 76,000 merchants, and for the year ended December 31, 2022, we processed $28.0 billion in card volume. We intend to continue to expand our payment processing business.

Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, product delivery timeframe, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2022, we had contractual arrangements with three payment processors or clearing agents, TSYS, Repay and Fiserv, which are utilized by Esquire Bank and our ISOs to authorize, clear and settle card transactions.

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

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our payment processing portfolio as compared to direct payment processing providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2022, we received a blended rate of approximately eight basis points for payment processing, compared to direct payment processing providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing 71% of the $1.2 billion in total deposits at December 31, 2022. Our core deposits (excluding time deposits) represent 98.4% of our total deposits at December 31, 2022. Our total cost of deposits is 0.15% for the year ended December 31, 2022, anchored by our noninterest bearing demand deposits and litigation related escrow funds representing 36.2% and 47.6%, respectively, of total deposits. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Jericho, New York. The vast majority of our commercial loan customers utilize our cash management platform for their commercial deposit balances including, but not limited to, their commercial operating accounts, escrow accounts, and commercial money market accounts.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings currently or traditionally as a source of funding for asset growth. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our payment processing platform and other local businesses, individuals through client referrals, other relationships and through our single retail branch. We believe we have a stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 98.4% in core deposit accounts at December 31, 2022. Our deposit strategy primarily focuses on developing lending and other service orientated relationships with customers rather than competing with other institutions on rate. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $564.0 million, or 46%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Further, the majority of our uninsured deposits represent customers with full relationship banking (loans and associated deposits) including, but not limited to, law firm operating accounts, law firm escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

The Bank participates in sweep programs to provide our customers FDIC insured deposit products and access to treasury secured money market funds. In order to participate in these programs, the Bank places, or sweeps, deposits to these programs where a portion of which may be utilized as a source of liquidity. Access to these sweep programs is not considered when assessing liquidity, which is further discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The litigation market provides unique opportunities for the Bank to access funds due to the significant deposit sources such as mass tort and class action settlements and escrow deposits. As of December 31, 2022, off-balance sheet sweep funds totaled approximately $432.1 million, of which approximately $216.1 million, or 50.0%, was available to be swept back onto the Bank’s balance sheet.

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

●	Commercial Litigation-Related Loans (working capital lines of credit, case cost lines of credit, and term loans). We perform the underwriting criteria typical for commercial business loans (generally, but not limited to, three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials, credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff practice are required. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated taking into account the firm’s operating performance and related debt service coverage. In connection with these loans, the Bank generally requires personal guarantees of key partners in most circumstances and, in certain circumstances an assignment of life insurance of partners, in accordance with our Board approved Lending Policy.

From time to time we will have the opportunity to provide financing to a law firm that through its existence or its partners’ professional work histories have demonstrated long-term success with large, complex, and profitable litigations. Firms of this nature are structured in such a way that their business model and legal talent profile has been positioned to manage such activity. These are typically firms specializing in Mass Tort or Class Action claims which often exhibit cumulative deficits, fluctuating earnings, and extended periods of negative cash flow. When structured properly, with sufficient due diligence and the application of loan structuring concepts typically associated with asset based lending, such facilities can present manageable risks and above average returns. We will entertain such financing opportunities where the terms, structure, borrower willingness and ability to cooperate with our underwriting requirements will provide an appropriate risk adjusted return. These types of asset based loans are limited to 35% of our total attorney related commercial loan portfolio as per our Board approved Lending Policy.

Consumer Loans.  Consumer loans primarily consist of our personal loans and, to a lesser extent, Consumer Litigation-Related Loans, which include post-settlement consumer loans. Personal loans are purchased or originated to individuals for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs, are generally dependent on the credit quality of the individual borrower and may be secured or unsecured. Post-settlement consumer loans are generally for two year terms with extensions granted based on acceptable supporting documentation regarding case status and viability, at Esquire Bank’s discretion. To ensure the value of the settlement amount and likelihood and timeframe of payout, we require an executed settlement agreement or an affidavit of attorney attesting to the existence of an accepted offer. As the settlements are court ordered, the risks of settlements being renegotiated after we have made the loans are minimal. The loan-to-value (“LTV”) ratio is generally limited to 50% of the net settlement amount due to the borrower.

1 – 4 Family Loans.  Residential mortgage loans are originated or purchased primarily for investment purposes, generally with fixed rates and 30-year or 15-year terms. Adjustable-rate mortgages (“ARMs”) are purchased or originated as 1 year ARMs, 5/1 ARMs, or 7/1 ARMs. We perform an extensive credit history review for each borrower. Second homes or investment properties are subject to additional requirements. Debt-to-income (“DTI”) and debt service coverage, if applicable, ratios generally conform to industry standards for conforming loans. Flood insurance, title insurance and fire/hazard insurance are mandatory for all applications, as appropriate.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2022, our regulatory limit on loans-to-one borrower was $23.0 million.

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

In addition to our general credit risk management processes, we employ incremental risk management processes for our commercial loans to law firms. We require borrowing base updates at least annually and also engage in active review and monitoring of the borrowing base collateral, including assessments of the underlying litigation status and quality of the legal work. Where a relationship is considered to be structured similar to an asset based lending facility, the ongoing credit risk management of the relationship is conducted at least semiannually.

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale or held-to-maturity and can be used to collateralize Federal Home Loan Bank of New York (“FHLB”) borrowings, FRB borrowings, or other borrowings. At December 31, 2022, our securities had a fair value of $187.6 million, and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

Our investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Asset Liability Committee (“ALCO”) and management are responsible for implementation of the investment policy and monitoring our investment performance. The Board of Directors reviews the status of our investment portfolio monthly.

We are required to maintain an investment in FHLB stock, which is based on our level of mortgage related assets (“MRA”) and adjusted for any FHLB borrowings, for which we had none at December 31, 2022. Additionally, we are required to maintain an investment in Federal Reserve Bank (“FRB”) of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2022.

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the Ginnie Mae (“GNMA”) pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost. The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2022, there is one open contract with one counterparty that is scheduled to mature within thirty days with a carrying amount of $49.6 million.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, the FRB discount window and other financial institutions. Traditionally, we have not utilized borrowings to fund our operations. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB assessment of the institution’s creditworthiness. As of December 31, 2022, we had $149.4 million of available borrowing capacity with the FHLB. We also had a borrowing capacity with the FRB of New York discount window of $36.1 million. The other borrowing lines are maintained primarily for contingency funding sources and totaled $67.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2022.

Human Capital Resources

At December 31, 2022, we employed 116 individuals, nearly all of whom are full-time and of which approximately 60% are either minorities or women.  None of our employees are represented by a collective bargaining agreement.  The Company’s national platform employs a business model that combines high-touch service, technology and a relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who also fit our corporate culture.

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

Safety, Health and Welfare.  The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees and their families. The Bank requires certain health protocols to be followed when deemed necessary by state and local authorities, which has previously included, but not limited to, reduced corporate travel, office cleaning measures, social distancing practices and the use of face coverings. While COVID-19 has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s response has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational. Management continues to monitor updates from the relevant authorities to assess whether adjustments to our existing health protocols are necessary.

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

Federal Deposit Insurance

Deposit accounts at Esquire Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”).

The FDIC adopted a final rule in 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DIF reserve ratio at 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

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

Legislation enacted in 2018 required the federal banking agencies, including the Federal Reserve, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in 2019 set the community bank leverage ratio at 9%. The Bank has not elected to utilize this alternative framework as of December 31, 2022.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized at December 31, 2022.

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

In September 2021, Esquire Bank sold its legacy consumer NFL portfolio to its parent company, Esquire Financial Holdings, Inc., at a fair value of approximately $14.6 million, in compliance with Regulation W. On April 1, 2022, the Company finalized the sale of its legacy NFL consumer post settlement loan portfolio to a third party sponsored entity (or “Fund”) in exchange for a nonvoting economic interest in the Fund valued at $13.5 million.

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain 1 – 4 family mortgages a bank’s loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser or $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. As of April 29, 2021, as a matter of policy, the Bank ceased making new loans and extension of credit available to its insiders of the Bank and their related interests.

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

Federal Reserve System

Under federal law and regulations, the Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including the Bank, which maintain transaction accounts or non-personal time deposits. In March 2020, due to a change in its approach to monetary policy due to the COVID-19 pandemic, the FRB implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The FRB has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Examinations and Assessments

Esquire Bank is required to file periodic reports with and is subject to periodic examination by the OCC. Federal regulations generally require periodic on-site examinations for all depository institutions. Esquire Bank is required to pay an annual assessment to the OCC to fund the agency’s operations.

Community Reinvestment Act and Fair Lending Laws

Under the CRA, Esquire Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Esquire Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent OCC evaluation, Esquire Bank was rated “outstanding” with respect to its CRA compliance.

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

Privacy and Cybersecurity Laws

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

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

In March 2022, the SEC proposed new rules that would require registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors’ cybersecurity expertise.

Payment Processing

Esquire Bank is also subject to the rules of Visa, MasterCard and other payment networks in which it participates. If Esquire Bank fails to comply with such rules, the networks could impose fines or require us to stop providing payment processing for cards under such network’s brand or routed through such network.

Other Regulations

Esquire Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for 1 – 4 family real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive Acts or Practices laws and regulations;
●	The Coronavirus Aid, Relief and Economic Security Act;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Esquire Bank are further subject to the:

●	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a cash dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if  (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

A bank holding company is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. Such notice and approval is not required for a bank holding company that meets certain qualitative criteria. However, FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, regardless of whether a formal written notice is required. Moreover, the Federal Reserve staff is interpreting the capital regulations as requiring a bank holding company to secure Federal Reserve approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

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

Emerging Growth Company Status

Esquire Financial Holdings, Inc. no longer qualifies as an emerging growth company under the JOBS Act effective December 31, 2022 since that is the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of the common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933.

The Company will now be required to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes).

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

Inflation Reduction Act

The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023.

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

At December 31, 2022, our commercial loans totaled $552.1 million, or 58.2% of our total loans, including $464.7 million of Commercial Litigation-Related Loans, which represented 84.2% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and other commercial litigation-related loans. These loans generally have more risk than 1 – 4 family mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Litigation-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Litigation-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions, the timing of the overall judicial process, and the timing of those settlements as well as related payments on those settlements. In our experience, an average case can take two to four years to litigate and settle. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Litigation-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family mortgage loan or a commercial real estate loan. Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as commercial real estate loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.

At December 31, 2022, we had $262.5 million of multifamily loans and $91.8 million of commercial real estate loans. Multifamily and commercial real estate loans represented 37.4% of our total loan portfolio at December 31, 2022. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending because payments on such loans are often dependent on the successful operation or development of the property or business involved. Repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We expect to increase our purchases or originations of consumer loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2022, our consumer held for investment loans totaled $16.6 million, or 1.7% of our total loan portfolio, of which $2.7 million, or 16.0%, were post-settlement consumer loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Litigation-Related Loans, which consist of post-settlement consumer loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our purchases or originations of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2022, 50.8% of our loan portfolio was in New York and our loan portfolio had concentrations of 40.2% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions. At December 31, 2022, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.29%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. We had $4 thousand in nonperforming loans at December 31, 2022. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition. Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

The FASB issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses, which may have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first entered into and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of the ALLL. If the Company is required to materially increase its level of the ALLL for any reason, such increase could adversely affect its business, financial condition and results of operations.

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2022, the weighted average age of our loans was 5.55 years, 2.69 years, 1.45 years, 2.97 years and 1.02 years for our 1 – 4 family loans, multifamily loans, commercial real estate loans, commercial loans and consumer loans, respectively. At December 31, 2022, the weighted average age of our loan portfolio was 2.78 years, however, the average customer relationship is of a longer term.

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

We have only been in existence since 2006, and from 2016 through 2022, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our limited operating history and recent accelerated growth, in particular in our payment processing business, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

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

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as current negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB of New York and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.

As of December 31, 2022, approximately $310.4 million, or 25.3%, of our total Bank deposits of $1.2 billion, were not FDIC insured. This excludes $10.5 million of the Company’s deposits held by the Bank. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions or clients may simply prefer to do business with our competitors, or for other reasons. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship, which management evaluates to identify an appropriate estimate of FDIC insurance coverage, and such estimates may underreport the amount of the Bank’s uninsured deposits.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship. Part 330 of the FDIC's regulations generally states that the titling of the deposit account (together with the underlying records) must indicate the existence of the fiduciary relationship in order for insurance coverage to be available on a "pass-through" basis. Fiduciary relationships include, but are not limited to, relationships involving a trustee, agent, nominee, guardian, executor, or custodian. A bank with fiduciary deposit accounts with balances of more than $250,000 must diligently use the available data on these deposit accounts, including data indicating the existence of different principal and income beneficiaries to determine its best estimate of the uninsured portion of these accounts. As of December 31, 2022, the Company had approximately $564.0 million of law firm escrow (or trust) deposits that were evaluated by management to identify an appropriate estimate of FDIC insurance coverage that passes through each deposit account to the beneficial owner of the funds held in the account. To a lesser extent, the Bank maintains fiduciary accounts for our qualified settlement fund relationships as well as bankruptcy trustee relationships where management estimates are also employed to determine FDIC coverage.  Management’s uninsured balance estimate may understate the amount of the Bank’s uninsured deposits and may not reflect the assessment of the FDIC if the Bank is placed into receivership. Such understated amounts of uninsured deposits would result in less deposit insurance coverage available to our depositors and could materially and adversely affect our business, results of operations or financial condition.

Reputational risk and social factors may impact our results and damage our brand.

Our ability to attract and retain customers is highly dependent upon the perceptions of borrower customers and deposit holders and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practices or our financial health. In addition, our brand is very important to us. Maintaining and enhancing our brand depends largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation could lead to difficulties in generating and maintaining customers as well as in financing their needs. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data or our compliance programs, could lead to decreases in the levels of deposits that customers and potential customers choose to maintain with us or significantly increase the costs of attracting and retaining customers. Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance (including compliance with anti-money laundering statutes and regulations), security breaches (including the use and protection of customer data), corporate governance, resolution of conflicts of interest and ethical issues, sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers' and the public's heightened expectations of financial institutions with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. In addition, third parties with whom we have relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Bank, whether or not the information is accurate, could impact our reputation and business. Once information has spread through social media, it can be difficult to address it effectively, either by correcting inaccuracies or communicating remedial steps taken to address actual issues.

We may incur losses related to our exposure to NFL consumer post-settlement loans through our equity method investment in a third party sponsored variable interest entity.

On April 1, 2022, the Company finalized the sale of its legacy NFL consumer post settlement loan portfolio to a third party sponsored entity (or “Fund”) in exchange for a nonvoting economic interest in the Fund as the loan portfolio’s duration has extended over several years as a result of revisions to various claims administration protocols, the ongoing effects of the pandemic, revisions to qualifying physician requirements and the controversial use of race-based norms on former NFL players’ concussion claims.  The following summarizes the chronology of related events and its impact to our risk:

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claims administrator, have extended the duration of the Fund’s assets which may increase its credit risk and our risk of loss of our investment. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of the Fund’s NFL loan borrowers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank as originator for the related loan, we may experience a loss on our investment, which could have an adverse effect on our operating results. Additionally, the continuing COVID-19 health crisis may also extend the duration of the Fund’s loan portfolio. Specifically, the uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of the NFL loans beyond the contractual maturity. Moreover, in August 2020, certain former NFL players filed lawsuits with the Court challenging the use of “race norming” to systematically disfavor Black players who submitted claims in the NFL Concussion Settlement Program. In general, the lawsuits alleged that “race-norming” was being used in the claims administration process to artificially reduce estimates of Black players’ pre-concussion cognitive functioning levels thereby concluding that Black players suffered lesser impairments from their concussions than their medical diagnoses and tests otherwise indicated.  As a result, the plaintiffs allege that Black claimants were determined not to qualify for settlement payments despite sustaining incapacitating injuries comparable to their white counterparts. In March 2021, the Court dismissed one of the lawsuits on procedural grounds. On June 2, 2021, the NFL and class counsel voluntarily pledged to abandon “race-norming” in the assessment of all settlement claims both prospectively and retrospectively. On October 23, 2021, there was further agreement that no race norms or race demographic estimates shall be used in the settlement program going forward and the NFL will not be able to appeal to settlement administrators to require race norms be applied. On March 4, 2022 the Court formally approved an agreement to eliminate any consideration of race in the Settlement Program and modified the neuropsychological testing protocol. Overall, we believe this may represent a positive development for NFL claimants but may again further extend the NFL portfolio duration as the claim settlement process is re-calibrated and new claims protocols are developed for retrospective and prospective claims. If the processing of claims for the Fund’s loan portfolio continues to extend beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, effects of the pandemic, revised protocols due to “race-norming” claims, or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible charge-offs of these loans could occur or increase in the future, which would negatively impact our investment. As of December 31, 2022, the carrying amount of our investment in the fund and our total exposure is $12.6 million.

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

As of December 31, 2022, our ten largest bank depositors accounted for, in the aggregate, 19.3% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

Risks Related to Market Interest Rates

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The FRB decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The FRB has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the FRB’s rate increases. These policies can thus affect the activities and results of operations of financial institutions. The actions of the FRB influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Thus, the increase in market interest rates may have an adverse effect on our net interest income and profitability.

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

Risks Related to Operations

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the FRB has raised certain benchmark interest rates to combat inflation. As discussed above under “Risks Related to Market Interest Rates – Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

We are exposed to the risks of natural disasters and global market disruptions.

We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be a sudden change in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, pandemics, and cyber- attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm. Additionally, global markets may be adversely affected by natural disasters, inflation, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict, including the war in Ukraine, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

The Company’s controls and procedures may fail or be circumvented.

Our management and board review and update the Company’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure to follow or circumvention of these controls, policies and procedures could have a material adverse impact on our financial condition and results of operations.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect the Company’s business activities, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have affected the macroeconomic environment, both nationally and in the Company’s market area. Federal and state agencies may pass measures to address the economic and social consequences of the pandemic that could impact the Company’s financial results and have a destabilizing effect on financial markets, key market indices, and overall economic activity. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could harm the Bank’s business and that of its customers, in particular small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic, could result in a material adverse effect on the Company’s business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.

Risks Related to Competitive Matters

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking as well as payment processing are highly competitive industries. Our market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including payment processing. Competition for Litigation-Related Loans is derived primarily from a small number of nationally-oriented financial companies that specialize in this market as well as local community banks. Some of these companies are focused exclusively on loans to law firms, while others offer loans to plaintiffs as well. We also face significant competition from many larger institutions, including large commercial banks and third party processors that operate in the payment processing business, and our ability to grow that portion of our business depends on us being able to continue to attract and retain ISOs and merchants. Some of these competitors may have a long history of successful operations nationally as well as in our market area and greater ties to businesses or the legal community and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks and specifically finance companies to compete in our market area and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and payment processing. Our ability to compete successfully depends on a number of factors, including: (i) our ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards; (ii) our ability to attract and retain qualified employees to operate our business effectively; (iii) our ability to expand our market position; (iv) the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands; (v) the rate at which we introduce new products and services relative to our competitors; (vi) customer satisfaction with our level of service; and (vii) industry and general economic trends. Failure to perform in any of these areas could weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, and results of operations.

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

Changes in card network rules, standards or fees could adversely affect our business or operations.

In order to provide our payment processing services, we are members of the Visa and MasterCard networks. As such, we are subject to card network rules that could subject us or our ISOs and merchants to a variety of fines or penalties that may be assessed on us, our ISOs, and our merchants. The termination of our membership, or the revocation of registration of any of our ISOs, or any changes in card network rules or standards could increase the cost of operating our payment processor business or limit our ability to provide payment processing to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations. From time to time, the card networks increase the fees that they charge to acquirers and we charge to our merchants. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our costs, reduce our profit margin and adversely affect our business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit our use of capital for other purposes.

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

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Our accounting estimates rely on analytics, models and assumptions, which may not accurately predict events.

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

Risks Related to Our Common Stock

The Company’s stock price can be volatile.

The Company’s stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause the Company’s stock price to decrease include, but are not limited to: (i) our past and future dividend practice; (ii) our financial condition, performance, creditworthiness and prospects; (iii) variations in our operating results or the quality of our assets; (iv) operating results that vary from the expectations of management, securities analysts and investors; (v) changes in expectations as to our future financial performance; (vi) changes in financial markets related to market valuations of financial industry companies; (vii) current or future financial institutional illiquidity and/or seizures by federal regulators; (viii) the operating and securities price performance of other companies that investors believe are comparable to us; (ix) future sales of our equity or equity-related securities; (x) the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and (xi) changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, recessionary conditions, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

The limited liquidity of our common stock may limit your ability to trade our shares and may impact the value of our common stock.

While the Company’s common stock is traded on the NASDAQ Capital Market, the trading volume has historically been less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Anti-takeover provisions could negatively impact our shareholders.

Certain provisions in the Company’s Articles of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Maryland law, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.    Properties

At December 31, 2022, we conducted business through our corporate headquarters and full service branch in Jericho, New York (Nassau County) and one administrative office in Boca Raton, Florida. All the current locations are leased properties. At December 31, 2022, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $2.7 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2022, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 1, 2023 was 4,148. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

In 2022, we initiated a regular quarterly dividend on our common stock. Any determination to pay cash dividends on our common stock is made by our board of directors and depends on a number of factors, including:

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

The following table summarizes information as of December 31, 2022 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	633,984	$18.61	164,565
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	633,984	$18.61	164,565

On January 9, 2019, the Company’s board of directors approved a stock repurchase program which authorized the repurchase of up to 300,000 shares of the Company’s common stock, or approximately 4.0% of its outstanding shares. There is no expiration for the stock repurchase plan. As of December 31, 2022, 34,306 shares have been repurchased under the plan.

The following table presents information regarding purchase of our common stock during the quarter ended December 31, 2022 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022	—	$—	—	265,694
November 1, 2022 through November 30, 2022	—	—	—	265,694
December 1, 2022 through December 31, 2022	—	—	—	265,694

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of payment processing income, ASP fee income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits, data processing costs, occupancy and equipment costs and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

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

Allowance for Loan Losses.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. In particular, because of a low charge off history, a significant portion of the general component of the allowance for loan losses is determined using qualitative factors on loans with similar risk characteristics, which involve significant judgment and subjective measurement on part of management.  For loans that do not share risk characteristics, the Company evaluates the loan on an individual basis based on various factors. Factors that may be considered are borrower delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral.

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

Selected Financial Data

The following information is derived in part from the consolidated financial statements of Esquire Financial Holdings, Inc.

	At or For the Years Ended December 31,
	2022	2021	2020	2019	2018

	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$1,395,639	$1,178,770	$936,714	$798,008	$663,899
Cash and cash equivalents	164,122	149,156	65,185	61,806	30,562
Securities available-for-sale, at fair value	109,269	148,384	117,655	146,419	145,698
Securities held-to-maturity, at cost	78,377	—	—	—	—
Loans, held for investment	947,295	784,517	672,421	565,369	468,101
Total deposits	1,228,236	1,028,409	804,054	680,620	568,421
Total stockholders’ equity	158,158	143,735	126,076	111,062	92,774

Income Statement Data:
Interest income	$60,993	$44,531	$38,630	$36,659	$28,951
Interest expense	1,647	828	1,190	2,548	1,212
Net interest income	59,346	43,703	37,440	34,111	27,739
Provision for loan losses	3,490	6,955	6,250	1,850	1,375
Net interest income after provision for loan losses	55,856	36,748	31,190	32,261	26,364
Payment processing income	21,944	20,856	14,099	10,976	4,961
Other noninterest income	2,981	168	548	835	2,894
Total noninterest income	24,925	21,024	14,647	11,811	7,855
Employee compensation and benefits	25,774	21,741	16,873	14,677	13,039
Other expenses	16,206	13,323	11,797	10,257	9,256
Total noninterest expense	41,980	35,064	28,670	24,934	22,295
Net income before income taxes	38,801	22,708	17,167	19,138	11,924
Income tax expense	10,283	4,783	4,549	4,995	3,190
Net income	$28,518	$17,925	$12,618	$14,143	$8,734

Per Share Data:
Earnings per share:
Basic	$3.73	$2.40	$1.70	$1.91	$1.18
Diluted	3.47	2.26	1.65	1.82	1.13
Book value per share(1)	19.30	17.77	16.18	14.51	12.32
Tangible book value per share(2)	19.30	17.77	16.18	14.51	12.32

Selected Performance Ratios:
Return on average assets	2.31%	1.77%	1.45%	1.93%	1.45%
Return on average equity	19.44	13.42	10.69	13.95	10.12
Interest rate spread	4.85	4.40	4.34	4.56	4.56
Net interest margin	4.99	4.49	4.47	4.86	4.73
Efficiency ratio(3)	49.82	54.17	55.04	54.30	59.34
Loan to deposit ratio	77.13	76.28	83.63	83.07	82.35
Average interest earning assets to average interest bearing liabilities	201.47	215.72	191.12	181.71	182.23
Average equity to average assets	11.89	13.22	13.61	13.83	14.37

	At or For the Years Ended December 31,
	2022	2021	2020	2019	2018
Asset Quality Ratios (Loans Held for Investment):
Allowance for loan losses to total loans	1.29%	1.16%	1.70%	1.24%	1.20%
Allowance for loan losses to nonperforming loans(4)	NM	NM	495%	474%	NM
Net charge-offs (recoveries) to average outstanding loans	0.04%	1.29%	0.30%	0.10%	0.00%
Nonperforming loans to total loans(4)	0.00%	0.0%	0.34%	0.26%	0.00%
Nonperforming loans to total assets(4)	0.00%	0.0%	0.25%	0.18%	0.00%
Nonperforming assets to total assets(5)	0.00%	0.0%	0.25%	0.18%	0.00%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	15.44%	15.89%	16.69%	17.83%	18.70%
Tier 1 capital to risk weighted assets	14.21%	14.79%	15.44%	16.68%	17.54%
Tier 1 common equity to risk weighted assets	14.21%	14.79%	15.44%	16.68%	17.54%
Tier 1 leverage capital ratio	10.98%	11.46%	12.51%	13.50%	13.26%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	115	110	99	86	74
(1)	For purposes of computing book value per share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0 as of the dates indicated.
(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified under troubled debt restructurings.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

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

	At December 31,
	2022	2021	2020	2019	2018

	(Dollars in thousands)
Efficiency Ratio
Net interest income	$59,346	$43,703	$37,440	$34,111	$27,739
Noninterest income	24,925	21,024	14,647	11,811	7,855
Recurring revenue	$84,271	$64,727	$52,087	$45,922	$35,594

Total noninterest expense	$41,980	$35,064	$28,670	$24,934	$22,295
Less: nonrecurring compensation charge	—	—	—	—	1,173
Recurring noninterest expense	$41,980	$35,064	$28,670	$24,934	$21,122

Efficiency ratio	49.82%	54.17%	55.04%	54.30%	59.34%

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2022 and 2021

Assets.  Our total assets were $1.4 billion at December 31, 2022, an increase of $216.9 million from $1.2 billion at December 31, 2021. The increase was primarily due to growth in our loan portfolio, securities held-to-maturity and cash offset by decreases in securities available-for-sale.

Loan Portfolio Analysis.  At December 31, 2022, loans were $947.3 million, or 67.9% of total assets, compared to $784.5 million, or 66.6% of total assets, at December 31, 2021. Commercial loans increased $120.0 million, or 27.8%, to $552.1 million at December 31, 2022 from $432.1 million at December 31, 2021. Commercial real estate loans increased $43.2 million, or 89.0%, to $91.8 million at December 31, 2022 from $48.6 million at December 31, 2021. Multifamily loans increased $7.6 million, or 3.0%, to $262.5 million at December 31, 2022 from $254.9 million at December 31, 2021. Consumer loans increased $7.9 million or 91.0%, to $16.6 million at December 31, 2022 from $8.7 million at December 31, 2021. 1 – 4 family loans decreased $15.2 million, or 37.3%, to $25.6 million at December 31, 2022 from $40.8 million at December 31, 2021. We had no construction loans as of December 31, 2022 and 2021. On April 1, 2022, the Company finalized the sale of its legacy NFL consumer post settlement loan portfolio to a Fund in exchange for a nonvoting economic interest in the Fund valued at $13.5 million. As of December 31, 2022, the carrying amount of our investment in the fund, classified in Other assets, is $12.6 million as loan payoffs were received and distributed by the Fund to its investors.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$262,489	27.7%	$254,852	32.5%
Commercial real estate	91,837	9.7	48,589	6.1
1 – 4 family	25,565	2.7	40,753	5.2
Construction	—	—	—	—
Total real estate	379,891	40.1	344,194	43.8
Commercial	552,082	58.2	432,108	55.1
Consumer	16,580	1.7	8,681	1.1
Total loans held for investment	$948,553	100.0%	$784,983	100.0%
Deferred loan fees and unearned premiums, net	(1,258)		(466)
Allowance for loan losses	(12,223)		(9,076)
Loans held for investment, net	$935,072		$775,441

Loans held for sale, net (included in Other assets)	$—		$14,100

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated.

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$254,960	54.5%	$210,148	54.4%
Case cost lines of credit	130,290	27.9	127,859	33.1
Term loans	79,425	17.0	45,415	11.8
Total Commercial Litigation-Related	464,675	99.4	383,422	99.3
Consumer Litigation-Related:
Post-settlement consumer loans	2,653	0.6	2,451	0.7
Structured settlement loans	49	—	116	—
Total Consumer Litigation-Related	2,702	0.6	2,567	0.7
Total Litigation-Related Loans	$467,377	100.0%	$385,989	100.0%

At December 31, 2022, our Litigation-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $467.4 million, or 49.3% of our total loan portfolio, compared to $386.0 million at December 31, 2021. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $22.8 million and $311.3 million, respectively, at December 31, 2022.

Litigation-Related post-settlement consumer loans held for investment increased $202 thousand to $2.7 million as of December 31, 2022, from $2.5 million as of December 31, 2021.

Loan Maturity.  The following table sets forth certain information at December 31, 2022 regarding the contractual maturity of our held for investment loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

		Commercial
December 31, 2022	Multifamily	Real Estate	1 – 4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$45,825	$4,343	$13,248	$—	$341,676	$3,787	$408,879
More than one to five years	145,703	42,225	11,000	—	182,206	12,546	393,680
More than five to fifteen years	66,176	44,861	119	—	28,200	247	139,603
More than fifteen years	4,785	408	1,198	—	—	—	6,391
Total	$262,489	$91,837	$25,565	$—	$552,082	$16,580	$948,553

The following table sets forth fixed and adjustable-rate held for investment loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate
Multifamily	$212,532	$4,132	$216,664
Commercial real estate	73,761	13,733	87,494
1 – 4 family	12,271	46	12,317
Construction	—	—	—
Commercial	18,061	192,345	210,406
Consumer	11,549	1,244	12,793
Total	$328,174	$211,500	$539,674

At December 31, 2022, substantially all of our $552.1 million commercial loans are variable rate and tied to prime, comprising approximately 58% of our loan portfolio.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings on nonaccrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2022 and 2021, we did not have any accruing loans past due 90 days or greater.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2022 and 2021, we have not had any foreclosed assets.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$—	$—
Commercial real estate	—	—
1 – 4 family	—	—
Construction	—	—
Commercial	—	—
Consumer	4	6
Total nonaccrual loans	4	6
Other real estate owned	—	—
Loans past due 90 days and still accruing	—	—
Troubled debt restructurings	—	—
Total nonperforming assets	$4	$6

Total loans held for investment(1)	$947,295	$784,517
Total assets	$1,395,639	$1,178,770
Allowance for loan losses	$12,223	$9,076
Total nonaccrual loans to total loans	0.00%	0.00%
Total nonperforming assets to total assets	0.00%	0.00%
Allowance for loan losses to nonaccrual loans	NM	NM
Allowance for loan losses to nonperforming loans	NM	NM
Allowance for loan losses to total loans at end of the period(1)	1.29%	1.16%
(1)	Loans are presented before the allowance for loan losses and include net deferred loan fees and unearned premiums.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Allowance at beginning of year	$9,076	$11,402	$6,989
Provision for loan losses	3,490	6,955	6,250

Charge-offs:
Multifamily	178	—	—
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Construction	—	—	—
Commercial	64	111	2
Consumer	150	9,170	1,835
Total charge-offs	392	9,281	1,837

Recoveries:
Multifamily	17	—	—
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Construction	—	—	—
Commercial	32	—	—
Consumer	—	—	—
Total recoveries	49	—	—
Allowance at end of year	$12,223	$9,076	$11,402

The following table presents average loans and loan loss experience for the periods indicated.

	For the Years Ended December 31,
	2022			2021
			Net			Net
			Charge-offs			Charge-offs
	Average	Net	to Average	Average	Net	to Average
	Loans (1)	Charge-offs	Loans	Loans (1)	Charge-offs	Loans

	(Dollars in thousands)
Multifamily	$260,291	$161	0.06%	$208,363	$—	—%
Commercial real estate	71,055	—	—	52,155	—	—
1 – 4 family	32,532	—	—	44,733	—	—
Construction	—	—	—	—	—	—
Commercial	470,373	32	0.01	384,501	111	0.03
Consumer	10,851	150	1.38	28,698	9,170	31.95
Total	$845,102	$343	0.04%	$718,450	$9,281	1.29%

(1)	Excludes net deferred loan fees and unearned premiums.

Net charge-offs to average outstanding loans decreased to 0.04% for the year ended December 31, 2022 as compared to 1.29% in 2021, primarily due to the reclassification of the NFL consumer post settlement loan portfolio in 2021 from held for investment to held for sale, which resulted in a $9.0 million charge-off. On April 1, 2022, the Company finalized the sale of its legacy NFL consumer post settlement loan portfolio to a Fund in exchange for a nonvoting economic interest in the Fund valued at $13.5 million. As of December 31, 2022, the carrying amount of our investment in the fund is $12.6 million as loans payoffs were received and distributed by the Fund to its investors.

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

	At December 31,
	2022			2021
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Loan	Each		for Loan	Each
	Allowance	Losses to	Category	Allowance	Losses to	Category
	for Loan	Total	to Total	for Loan	Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Multifamily	$2,017	16.5%	27.7%	$1,789	19.7%	32.5%
Commercial real estate	1,022	8.4	9.7	552	6.1	6.1
1 – 4 family	192	1.6	2.7	285	3.2	5.2
Construction	—	—	—	—	—	—
Commercial	8,645	70.7	58.2	6,319	69.6	55.1
Consumer	347	2.8	1.7	131	1.4	1.1
Total allocated allowance	$12,223	100.0%	100.0%	$9,076	100.0%	100.0%

Loans rated special mention decreased $11.1 million to $13.7 million as of December 31, 2022 from $24.8 million as of December 31, 2021, the balance was driven by our commercial, CRE, multifamily and consumer loan portfolios. Loans rated substandard decreased $3.6 million to $721 thousand as of December 31, 2022, from $4.3 million at December 31, 2021. Our special mention and substandard loans as a percentage of loans was 1.4% and 0.1% as of December 31, 2022, respectively and 3.2% and 0.5% as of December 31, 2021, respectively. The allowance for loan losses as a percentage of loans was 1.29% and 1.16% as of December 31, 2022 and 2021, respectively. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and the qualitative factors associated with the current uncertain economic environment.

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

Payment Processing Credit Risk

From a payment processing perspective, we continuously evaluate credit exposure, primarily defined as merchant returns and chargebacks, by merchant industry type and category. We have also assessed the level and adequacy of our ISO and merchant reserves held on deposit at Esquire Bank. Currently, based on our assessments, we have not identified any elevated credit risk and our returns and chargeback ratios are within normal levels and commensurate to the merchant portfolio risk profile.

Debt Securities Portfolio

At December 31, 2022 and 2021, all debt securities available-for-sale were carried at fair value and we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity. Securities available-for-sale totaled $109.3 million at December 31, 2022, as compared to $148.4 million at December 31, 2021. Commencing in the first quarter of 2022, we invested a portion of our excess liquidity in held-to-maturity securities, totaling $78.4 million at December 31, 2022.

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

At December 31, 2022 and December 31, 2021, securities in unrealized loss positions were issuances from government sponsored entities. The decline in fair value is attributable to changes in interest rates, not credit quality and because we do not have the intent to sell the securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2022 and 2021.

No impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made as we have no tax free interest earning assets.

	At December 31, 2022
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available-for-sale:
Mortgage backed securities-agency	$—	—%	$—	—%	$6,425	2.88%	$105,020	1.63%	$111,445	1.71%
Collateralized mortgage obligations-agency	—	—	—	—	2,211	2.27	16,464	1.91	18,675	1.95
Total securities available-for-sale	$—	—%	$—	—%	$8,636	2.73%	$121,484	1.67%	$130,120	1.74%

Securities held-to-maturity:
Collateralized mortgage obligations-agency	$—	—%	$—	—%	$—	—%	$78,377	2.88%	$78,377	2.88%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$78,377	2.88%	$78,377	2.88%

Deposits

Total deposits increased $199.8 million, or 19.4%, to $1.2 billion at December 31, 2022 from $1.0 billion at December 31, 2021. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $1.2 billion at December 31, 2022, or 98.4% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	For the Years Ended December 31,
	2022			2021
	Average		Average	Average		Average
	Balance	Percent	Cost	Balance	Percent	Cost

	(Dollars in thousands)
Demand (noninterest bearing)	$485,277	45.12%	0.00%	$415,662	47.97%	0.00%
Savings, NOW and Money Market	572,498	53.23	0.26	439,718	50.74	0.17
Time	17,775	1.65	0.87	11,152	1.29	0.71
Total deposits	$1,075,550	100.00%	0.15%	$866,532	100.00%	0.10%

As of December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000) was $310.4 million, or 25.3%, of our total Bank deposits of $1.2 billion, excluding $10.5 million of the Company’s deposits held by the Bank. As of December 31, 2021, the aggregate amount of uninsured deposits was $254.9 million, or 24.8%, of our total Bank deposits of $1.0 billion, excluding $662 thousand of the Company’s deposits held by the Bank. As of December 31, 2022, the Company had approximately $564.0 million of law firm escrow (or trust) deposits with the majority of these law firms also having commercial lending relationship with the Bank. Law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. The FDIC insured and uninsured deposited balances reflect management’s determination of settlement claims deposited as of period end. In addition, as of December 31, 2022, the aggregate amount of our uninsured certificates of deposit was $554 thousand. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2022.

At December 31, 2022
(In thousands)
Maturing period:
Three months or less	$290
Over three months through six months	—
Over six months through twelve months	264
Over twelve months	—
Total	$554

Borrowings

At December 31, 2022, we had the ability to borrow a total of $149.4 million from the FHLB of New York. We also had a borrowing capacity with the FRB of New York discount window of $36.1 million. At December 31, 2022, we also had $67.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2022.

Stockholders’ Equity

Total stockholders’ equity increased $14.4 million, or 10.0%, to $158.2 million at December 31, 2022, from $143.7 million at December 31, 2021. The increase for the year ended December 31, 2022 was primarily due to net income of $28.5 million and amortization of share-based compensation of $2.4 million, partially offset by other comprehensive losses of $14.3 million and dividends declared to common stockholders of $2.3 million.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2022, 2021 and 2020. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made as we have no tax exempt investments.

	For the Years Ended December 31,
	2022			2021			2020
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans held for investment	$844,393	$54,007	6.40%	$717,680	$41,545	5.79%	$605,273	$35,588	5.88%
Securities, includes restricted stock	204,501	4,161	2.03%	133,958	2,174	1.62%	126,166	2,556	2.03%
Securities purchased under agreements to resell	49,273	1,251	2.54%	51,008	619	1.21%	7,402	94	1.27%
Interest earning cash and other	91,206	1,574	1.73%	70,132	193	0.28%	99,069	392	0.40%
Total interest earning assets	1,189,373	60,993	5.13%	972,778	44,531	4.58%	837,910	38,630	4.61%

NONINTEREST EARNING ASSETS	45,004			37,941			30,028

TOTAL AVERAGE ASSETS	$1,234,377			$1,010,719			$867,938

INTEREST BEARING LIABILITIES

Savings, NOW, money market deposits	$572,498	$1,488	0.26%	$439,718	$746	0.17%	$421,530	$888	0.21%
Time deposits	17,775	155	0.87%	11,152	79	0.71%	16,785	297	1.77%
Total deposits	590,273	1,643	0.28%	450,870	825	0.18%	438,315	1,185	0.27%
Borrowings	75	4	5.33%	78	3	3.85%	113	5	4.42%
Total interest bearing liabilities	590,348	1,647	0.28%	450,948	828	0.18%	438,428	1,190	0.27%

NONINTEREST BEARING LIABILITIES
Demand deposits	485,277			415,662			301,359
Other liabilities	12,043			10,491			10,066
Total noninterest bearing liabilities	497,320			426,153			311,425
Stockholders' equity	146,709			133,618			118,085

TOTAL AVG. LIABILITIES AND EQUITY	$1,234,377			$1,010,719			$867,938
Net interest income		$59,346			$43,703			$37,440
Net interest spread			4.85%			4.40%			4.34%
Net interest margin			4.99%			4.49%			4.47%

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

	For the Years Ended
	December 31,
	2022 vs. 2021
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$7,818	$4,644	$12,462
Securities, includes restricted stock	1,341	646	1,987
Securities purchased under agreements to resell	(22)	654	632
Interest earning cash and other	74	1,307	1,381
Total interest income	9,211	7,251	16,462

Interest paid on:
Savings, NOW, money market deposits	269	473	742
Time deposits	55	21	76
Total deposits	324	494	818
Borrowings	—	1	1
Total interest expense	324	495	819
Change in net interest income	$8,887	$6,756	$15,643

	For the Years Ended
	December 31,
	2021 vs. 2020
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$6,515	$(558)	$5,957
Securities, includes restricted stock	150	(532)	(382)
Securities purchased under agreements to resell	529	(4)	525
Interest earning cash and other	(97)	(102)	(199)
Total interest income	7,097	(1,196)	5,901

Interest paid on:
Savings, NOW, money market deposits	37	(179)	(142)
Time deposits	(78)	(140)	(218)
Total deposits	(41)	(319)	(360)
Borrowings	(1)	(1)	(2)
Total interest expense	(42)	(320)	(362)
Change in net interest income	$7,139	$(876)	$6,263

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General.  Net income increased $10.6 million or 59.1%, to $28.5 million for the year ended December 31, 2022 from $17.9 million for the year ended December 31, 2021. The increase resulted from a $15.6 million increase in net interest income and a $3.9 million increase in noninterest income, partially offset by an increase in noninterest expense of $6.9 million.

Net Interest Income.  Net interest income increased $15.6 million, or 35.8%, to $59.3 million for the year ended December 31, 2022 from $43.7 million for the year ended December 31, 2021, due to a $16.5 million increase in interest income, partially offset by a $819 thousand increase in interest expense.

Our net interest margin increased 50 basis points to 4.99% for the year ended December 31, 2022 from 4.49% for the year ended December 31, 2021. The increase in net interest margin was due to a 55 basis point increase in interest earning asset yields, offset by an increase in the cost of interest bearing liabilities of 10 basis points, primarily due to growth in higher yielding variable rate commercial loans and increases in short-term interest rates. Growth was partially funded by a $69.6 million, or 16.7%, increase in average noninterest bearing demand deposits to $485.3 million for the year ended December 31, 2022 from $415.7 million for the year ended December 31, 2021.

Interest Income.  Interest income increased $16.5 million, or 37.0%, to $61.0 million for the year ended December 31, 2022 from $44.5 million for the year ended December 31, 2021 and was attributable to an increase in loan, securities, interest earning cash and other and reverse repurchase interest income.

Loan interest income increased $12.5 million, or 30.0%, to $54.0 million for the year ended December 31, 2022 from $41.5 million for the year ended December 31, 2021. This increase was attributable to a $137.8 million, or 23.2%, increase in the average loan balance of our commercial and multifamily loan portfolios as well as a 61 basis point increase in loan yields, driven primarily by our higher yielding variable rate commercial loans (tied to prime) and increases in short-term interest rates.

Securities interest income increased $2.0 million, or 91.4%, to $4.2 million for the year ended December 31, 2022 from $2.2 million for the year ended December 31, 2021. This increase was attributable to a 41 basis point increase in yields, driven by opportunistic investment of excess liquidity into the securities portfolio, as well as a $70.5 million, or 52.7%, increase in average securities balances at a higher rate.

Interest earning cash and other interest income increased $1.4 million, to $1.6 million for the year ended December 31, 2022 from $193 thousand for the year ended December 31, 2021. This increase was attributable to a 145 basis point increase in yields driven by the movement in short-term interest rates.

Securities purchased under agreements to resell interest income increased $632 thousand to $1.3 million for the year ended December 31, 2022 from $619 thousand for the year ended December 31, 2021. The movement in short-term interest rates resulted in a 133 basis point increase in yields.

Interest Expense.  Interest expense increased $819 thousand, or 98.9%, to $1.6 million for the year ended December 31, 2022 from $828 thousand for the year ended December 31, 2021, as expense was impacted by both increases in the volume and rate on interest bearing deposits. Interest bearing deposit rates increased a modest 10 basis points to 0.28% for the year ended December 31, 2022 from 0.18% for the year ended December 31, 2021. Our average balance of interest bearing deposits increased $139.4 million, or 30.9%, to $590.3 million for the year ended December 31, 2022 from $450.9 million for the year ended December 31, 2021 attributable primarily to litigation related escrow deposit growth.

Provision for Loan Losses.  Our provision for loan losses was $3.5 million for the year ended December 31, 2022 compared to $7.0 million for the year ended December 31, 2021. This decrease was due to the charge recognized in 2021 on our legacy NFL consumer post settlement loan portfolio. The 2022 provision was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment.

Noninterest Income.  Noninterest income information is as follows:

	For the Years Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$21,101	$20,040	$1,061	5.3%
ACH income	843	816	27	3.3
Total payment processing fees	21,944	20,856	1,088	5.2
Customer related fees, service charges and other:
Administrative service income	2,534	29	2,505	8,637.9
Gain (loss) on loans held for sale	88	(295)	383	(129.8)
Other	359	434	(75)	(17.3)
Total customer related fees, service charges and other	2,981	168	2,813	1,674.4
Total noninterest income	$24,925	$21,024	$3,901	18.6%

Payment processing income increased due to the expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 18.1% to $28.0 billion for 2022 compared to $23.7 billion for 2021. Customer related fees and service charges increased due to increases in administrative service income which was positively impacted by movements in short-term interest rates. These administrative service fees are impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Years Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$25,774	$21,741	$4,033	18.6%
Occupancy and equipment	3,236	2,808	428	15.2
Professional and consulting services	3,376	2,922	454	15.5
FDIC and regulatory assessments	558	447	111	24.8
Advertising and marketing	1,462	1,174	288	24.5
Travel and business relations	566	327	239	73.1
Data processing	4,222	3,671	551	15.0
Other operating expenses	2,786	1,974	812	41.1
Total noninterest expense	$41,980	$35,064	$6,916	19.7%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support growth, continued investment in digital platforms and related sales/marketing divisions, and the impact of salary, bonus and stock-based compensation increases. Consulting service costs decreased, partially offsetting the increase in employee compensation and benefits as previously contracted consultants were hired, primarily in our technology development and digital marketing departments. Professional services costs increased due to continued business development and administration primarily related to our CECL implementation and the NFL consumer loan transaction. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased primarily due to amortization of our investments in internally developed software to support our new digital platform and additional office space to support our continued growth. Advertising and marketing costs increased as we continued to grow our digital marketing platform and expand our thought leadership in our national verticals. Hiring related costs increased as we continue to invest in our future. Travel and business relations costs increased as we continued to re-engage in our traditional high touch marketing and sales efforts on a national basis to complement our digital marketing efforts.

Income Tax Expense.  We recorded income tax expense of $10.3 million for the year ended December 31, 2022, reflecting an effective tax rate of 26.5%, compared to $4.8 million, or an effective tax rate of 21.1%, for the year ended December 31, 2021. The increase represents a return to a historically normalized tax rate as certain discrete tax benefits related to share-based compensation were recognized in the fourth quarter of 2021, driving a decrease in the 2021 tax rate.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

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

Noninterest Income.  Noninterest income information is as follows:

	For the Years Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$20,040	$13,403	$6,637	49.5%
ACH income	816	696	120	17.2
Customer related fees and service charges:
Administrative service income	29	183	(154)	(84.2)
Other	434	365	69	18.9
Loss on loans held for sale	(295)	—	(295)	NA
Total noninterest income	$21,024	$14,647	$6,377	43.5%

Payment processing income increased due to the expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 59.4% to $23.7 billion for 2021 compared to $14.8 billion for 2020. Customer related fees and service charges have decreased due to decreases in administrative service income due to reductions in short-term rates offset by an increase in off balance sheet funds. Our off balance sheet funds increased $157.3 million, or 41.4%, to $537.5 million as of December 31, 2021 as compared to $380.2 million as of December 31, 2020. These administrative service fees are impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates.

Noninterest Expense.  Noninterest expense information is as follows:

	For the Years Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$21,741	$16,873	$4,868	28.9%
Occupancy and equipment	2,808	2,422	386	15.9
Professional and consulting services	2,922	3,229	(307)	(9.5)
FDIC and regulatory assessments	447	375	72	19.2
Advertising and marketing	1,174	584	590	101.0
Travel and business relations	327	210	117	55.7
Data processing	3,671	3,120	551	17.7
Other operating expenses	1,974	1,857	117	6.3
Total noninterest expense	$35,064	$28,670	$6,394	22.3%

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

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest earning assets and interest bearing liabilities, other than those which have a short-term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2022. The tables below demonstrate that we are asset-sensitive in a rising interest rate environment.

	At December 31,
	2022
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$97,973	$18,531
300	93,370	13,928
200	88,773	9,331
100	84,135	4,693
0	79,442	—
-100	74,270	(5,172)
-200	67,541	(11,901)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2022.

	At December 31,
	2022
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$317,313	$37,676
300	309,190	29,553
200	300,493	20,856
100	290,852	11,215
0	279,637	—
-100	265,449	(14,188)
-200	242,430	(37,207)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022 and 2021, cash and cash equivalents totaled $164.1 million and $149.2 million, respectively. As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse impact on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

At December 31, 2022, through pledging of our securities and certain loans, we had the ability to borrow a total of  $149.4 million from the FHLB of New York and had a borrowing capacity with the FRB of New York discount window of  $36.1 million. At December 31, 2022, we also had $67.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2022.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At December 31, 2022 and 2021, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis. At December 31, 2022, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2022
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.44%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.21%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.21%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	10.98%

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

ITEM 8.    Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance For Loan Losses – Qualitative Factors

The Company identified the allowance for loan losses to be a critical accounting estimate. Refer to Note 1 to the consolidated financial statements for the Company’s accounting policy related to the provision and allowance for loan losses.

The Company’s allowance for loan losses consists of allowance for loan losses for loans collectively evaluated for impairment (“general component”) and loans individually classified as impaired (“specific component”). The general component of the allowance for loan loss begins with a calculation of historical loss experience based on actual historical losses experienced by the Company.  The historical loss experience is then supplemented for qualitative factors to arrive at the Company’s estimate of probable incurred losses on loans collectively evaluated for impairment.

The determination of qualitative factors related to the general component of the allowance for loan and lease losses involves significant professional judgment and the use of subjective measurement by management. Evaluating management’s judgments in their determination of the qualitative factors required a higher degree of auditor effort and judgment. Therefore, we considered the collective nature of the qualitative factors to be a critical audit matter due to the subjective nature of the qualitative factors, the resulting measurement uncertainty, and because a significant portion of the allowance for loan losses is determined through qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process related to the qualitative factors within the general component of the allowance for loan losses. Procedures included (i) testing the relevance and reliability of significant data, (ii) evaluating the reasonableness of significant assumptions including the directional consistency and the magnitude of the changes in the qualitative factors (assumptions) compared to changes in the trends in the internal and external data; and (iii) evaluating the overall reasonableness of the allowance for loan losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2006.

New York, New York

March 27, 2023

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS:
Cash and cash equivalents	$164,122	$149,156
Securities purchased under agreements to resell, at cost	49,567	50,271
Securities available-for-sale, at fair value	109,269	148,384
Securities held-to-maturity, at cost (fair value $69,346 at December 31, 2022)	78,377	—
Securities, restricted, at cost	2,810	2,680

Loans held for investment	947,295	784,517
Less: allowance for loan losses	(12,223)	(9,076)
Loans, net of allowance	935,072	775,441
Premises and equipment, net	2,704	3,334
Accrued interest receivable	5,768	4,197
Deferred tax assets, net	9,572	2,845
Other assets	38,378	42,462
Total assets	$1,395,639	$1,178,770

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Demand	$444,324	$409,350
Savings, NOW and money market	764,354	599,747
Time	19,558	19,312
Total deposits	1,228,236	1,028,409

Accrued expenses and other liabilities	9,245	6,626
Total liabilities	1,237,481	1,035,035

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,238,041 and 8,123,152 shares issued, respectively; and 8,195,333 and 8,088,846 shares outstanding, respectively	82	81
Additional paid-in capital	96,387	93,611
Retained earnings	77,712	51,460
Accumulated other comprehensive loss	(15,117)	(850)
Treasury stock at cost, 42,708 and 34,306 shares, respectively	(906)	(567)
Total stockholders’ equity	158,158	143,735
Total liabilities and stockholders’ equity	$1,395,639	$1,178,770

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Interest income:
Loans held for investment	$54,007	$41,545	$35,588
Securities, includes restricted stock	4,161	2,174	2,556
Securities purchased under agreements to resell	1,251	619	94
Interest earning cash and other	1,574	193	392
Total interest income	60,993	44,531	38,630

Interest expense:
Savings, NOW and money market deposits	1,488	746	888
Time deposits	155	79	297
Borrowings	4	3	5
Total interest expense	1,647	828	1,190

Net interest income	59,346	43,703	37,440
Provision for loan losses	3,490	6,955	6,250
Net interest income after provision for loan losses	55,856	36,748	31,190

Noninterest income:
Payment processing fees	21,944	20,856	14,099
Customer related fees, service charges and other	2,893	463	548
Gain (loss) on loans held for sale	88	(295)	—
Total noninterest income	24,925	21,024	14,647

Noninterest expense:
Employee compensation and benefits	25,774	21,741	16,873
Occupancy and equipment	3,236	2,808	2,422
Professional and consulting services	3,376	2,922	3,229
FDIC and regulatory assessments	558	447	375
Advertising and marketing	1,462	1,174	584
Travel and business relations	566	327	210
Data processing	4,222	3,671	3,120
Other operating expenses	2,786	1,974	1,857
Total noninterest expense	41,980	35,064	28,670

Net income before income taxes	38,801	22,708	17,167
Income tax expense	10,283	4,783	4,549

Net income	$28,518	$17,925	$12,618

Earnings per share
Basic	$3.73	$2.40	$1.70
Diluted	$3.47	$2.26	$1.65

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$28,518	$17,925	$12,618
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(19,661)	(3,159)	1,429
Reclassification adjustment for net (losses) gains included in net income	—	—	—
Tax effect	5,394	901	(407)
Total other comprehensive (loss) income	(14,267)	(2,258)	1,022
Total comprehensive income	$14,251	$15,667	$13,640

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at January 1, 2020	—	7,652,170	$—	$77	$89,682	$20,917	$386	$—	$111,062
Net income	—	—	—	—	—	12,618	—	—	12,618
Other comprehensive income	—	—	—	—	—	—	1,022	—	1,022
Exercise of stock options, net of repurchases (20,224 shares)	—	53,868	—	—	401	—	—	—	401
Restricted stock grants	—	121,750	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	1,540	—	—	—	1,540
Purchase of common stock	—	(34,306)	—	—	—	—	—	(567)	(567)
Balance at December 31, 2020	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	17,925	—	—	17,925
Other comprehensive loss	—	—	—	—	—	—	(2,258)	—	(2,258)
Exercise of stock options, net of repurchases (132,369 shares)	—	193,364	—	2	25	—	—	—	27
Restricted stock grants	—	102,000	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	1,965	—	—	—	1,965
Balance at December 31, 2021	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	28,518	—	—	28,518
Other comprehensive loss	—	—	—	—	—	—	(14,267)	—	(14,267)
Exercise of stock options, net of repurchases (11,912 shares)	—	39,919	—	—	333	—	—	—	333
Restricted stock grants, net of forfeitures (13,750 shares)	—	74,970	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	2,444	—	—	—	2,444
Shares received related to tax withholding	—	(8,402)	—	—	—	—	—	(339)	(339)
Cash dividends declared to common stockholders ($0.28 per share)	—	—	—	—	—	(2,266)	—	—	(2,266)
Balance at December 31, 2022	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$28,518	$17,925	$12,618
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,490	6,955	6,250
Depreciation and amortization of premises and equipment	703	687	568
Stock compensation expense	2,444	1,965	1,540
(Gain) loss on loans held for sale	(88)	295	—
Deferred tax expense (benefit)	(1,333)	653	(955)
Net amortization (accretion):
Securities	537	776	1,079
Loans	(1,054)	(1,422)	(339)
Right of use asset	466	534	391
Software	1,380	1,014	665
Changes in other assets and liabilities:
Accrued interest receivable	(1,571)	332	(1,287)
Other assets	3,184	322	(4,611)
Operating lease liability	(561)	(544)	(418)
Accrued expenses and other liabilities	2,682	587	89
Net cash provided by operating activities	38,797	30,079	15,590

Cash flows from investing activities:
Net change in loans	(162,067)	(134,539)	(109,665)
Net change in securities purchased under agreements to resell	704	1,455	(51,726)
Purchases of securities available-for-sale	(1,739)	(86,828)	(37,975)
Purchases of securities held-to-maturity	(84,092)	—	—
Principal repayments on securities available-for-sale	20,761	52,164	67,089
Principal repayments on securities held-to-maturity	5,610	—	—
(Purchase) redemption of securities, restricted	(130)	14	(29)
Payments on loans held for sale, previously classified as held for investment	688	189	—
Purchases of premises and equipment	(73)	(1,004)	(750)
Development of capitalized software	(1,163)	(1,940)	(2,386)
Net cash used in investing activities	(221,501)	(170,489)	(135,442)

Cash flows from financing activities:
Net increase in deposits	199,827	224,355	123,434
Decrease in borrowings	(2)	(1)	(37)
Exercise of stock options, net of repurchases	333	27	401
Tax withholding payments for vested equity awards	(339)	—	—
Cash dividends paid to common stockholders	(2,149)	—	—
Purchase of common stock	—	—	(567)
Net cash provided by financing activities	197,670	224,381	123,231

Increase in cash and cash equivalents	14,966	83,971	3,379

Cash and cash equivalents at beginning of the period	149,156	65,185	61,806

Cash and cash equivalents at end of the period	$164,122	$149,156	$65,185

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,618	$828	$1,202
Taxes	8,654	5,960	6,246
Noncash transactions:
Contribution of loans held for sale in exchange for an equity interest in a variable interest entity	13,500	—	—
Transfer from loans held for investment to held for sale	—	14,584	—
Right of use asset obtained in exchange for lease liability	383	—	624
Dividends declared but not paid	117	—	—

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Risks and Uncertainties

The COVID-19 pandemic has and may continue to impact the operations and business results of the Company. The extent to which the COVID-19 crisis may impact business activity or financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus or new variants and the actions required to contain the coronavirus or treat its impact, among others. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for loan losses. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company's 2022 Consolidated Statement of Financial Condition and Consolidated Statement of Income.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Basis of Presentation and Use of Estimates

The accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

Statement of Cash Flows

For purposes of the accompanying statements of cash flows, cash and cash equivalents are defined as the amounts included in the Consolidated Statements of Financial Condition under the captions “Cash and cash equivalents”, with contractual maturities of less than 30 days. Net cash flows are primarily reported for customer loan and deposit transactions.

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the GNMA pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost. The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2022, there is one open contract with one counterparty that is scheduled to mature within thirty days.

Debt Securities

Securities are classified as either available-for-sale or held-to-maturity at purchase. Securities where management intends to hold to maturity are designated as held-to-maturity. All other securities are designated as available-for-sale. Securities available-for-sale are carried at fair value and unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive (loss) income, a component of stockholders’ equity. Securities held-to-maturity are carried at cost and gains and losses on these securities are unrecognized.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

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

The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The determination of the qualitative factors involves significant judgment and subjective measurement.

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

December 31, 2022 and 2021

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

Securities, Restricted, at Cost

The Bank is a member of the FHLB system and the FRB of New York, and Atlantic Central Banker’s Bank where members are required to own a certain number of shares of stock in order to conduct business with these institutions.  FHLB stock holdings are based on the level of MRA, borrowings and other factors while FRB stock holding levels are capital based. These equity investments are carried at cost and classified as restricted securities which are periodically evaluated for impairment based on the ultimate recovery of par value. Dividends from these equity investments are reported as interest income on the Consolidated Statements of Income.

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

Equity Investment Without Readily Determinable Fair Value

In April 2018, the Company purchased a 4.95% interest in Litify, Inc., a technology solution to automate and manage a law firm’s business and cases, for a cost of $2,410.  As Litify, Inc. is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. At December 31, 2022, the investment’s carrying amount was $2,410. Based on our evaluation, we noted no significant adverse changes which would indicate the asset is impaired or

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

any observable price changes as of December 31, 2022. The investment is presented within other assets on the Consolidated Statements of Financial Condition.

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy NFL consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13,500 where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within other assets on the Consolidated Statement of Financial Condition. As of December 31, 2022, the investment’s carrying amount was $12,636.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

as noninterest expense in the Consolidated Statement of Income on a straight-line basis over the vesting period of each stock option grant.

Compensation expense for restricted stock awards is based on the fair value of the award on the measurement date, which is the date of grant, and the expense is recognized ratably over the service period of the award.

At December 31, 2022, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

Segment Reporting

The Company’s operations are exclusively in the financial services industry and include the provision of traditional banking services. Management evaluates the performance of the Company based on only one business segment, that of community banking. In the opinion of management, the Company does not have any other reportable segments as defined by Accounting Standards Codification (“ASC”) Topic 280, “Disclosure about Segments of an Enterprise and Related Information.”

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (“CECL”) model. It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. This ASU will be effective for the Company on January 1, 2023, using the required modified retrospective method with a cumulative effect adjustment as of the beginning of the reporting period. The Company is in the process of finalizing its CECL calculation for adoption and does not expect the adoption adjustment to have a material impact to stockholders’ equity or Esquire Bank’s capital position.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. Adoption of the standard did not have an impact on the Company’s operating results or financial condition as there are no LIBOR based financial instruments in its portfolio.

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

In March 2022, the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 which provides interpretive guidance for the accounting and disclosure of obligations to safeguard crypto-assets held for platform users effective the first interim or annual period ending after June 15, 2022. This guidance does not have an impact on the Company’s financial statements as no crypto-asset related activities are conducted by the Company.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$111,445	$—	$(18,500)	$92,945
Collateralized mortgage obligations ("CMOs") – agency	18,675	—	(2,351)	16,324
Total available-for-sale	$130,120	$—	$(20,851)	$109,269

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$78,377	$—	$(9,031)	$69,346
Total held-to-maturity	$78,377	$—	$(9,031)	$69,346

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$122,258	$673	$(2,050)	$120,881
CMOs – agency	27,316	237	(50)	27,503
Total available-for-sale	$149,574	$910	$(2,100)	$148,384

At December 31, 2021, there were no securities held-to-maturity.

Mortgage-backed securities included all pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMOs are backed by government agency pass-through certificates. CMOs, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (“PACs”). As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities in 2022, 2021 and 2020.

At December 31, 2022, securities having a carrying value of $150,538 were pledged to the FHLB for borrowing capacity totaling $135,135. At December 31, 2021, securities having a fair value of $121,504 were pledged to the FHLB for borrowing capacity totaling $115,364. At December 31, 2022 and 2021, the Company had no outstanding FHLB advances.

At December 31, 2022, securities having a fair value of $37,110 were pledged to the FRB of New York for borrowing capacity totaling $36,147. At December 31, 2021, securities having a fair value of $26,880 were pledged to the FRB of New York for borrowing capacity totaling $26,072. At December 31, 2022 and 2021, the Company had no outstanding FRB borrowings.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position, as of December 31:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$8,902	$(725)	$84,043	$(17,775)	$92,945	$(18,500)
CMOs – agency	11,798	(992)	4,526	(1,359)	16,324	(2,351)
Total temporarily impaired securities	$20,700	$(1,717)	$88,569	$(19,134)	$109,269	$(20,851)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)
Total temporarily impaired securities	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities - agency	$101,235	$(1,813)	$4,503	$(237)	$105,738	$(2,050)
CMOs - agency	7,416	(50)	—	—	7,416	(50)
Total temporarily impaired securities	$108,651	$(1,863)	$4,503	$(237)	$113,154	$(2,100)

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

At December 31, 2022, securities in unrealized or unrecognized loss positions were issuances from government sponsored entities. Due to the decline in fair value attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be other-than-temporarily impaired at December 31, 2022.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

No impairment charges were recorded in 2022, 2021 and 2020.

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2022	2021
Real estate:
Multifamily	$262,489	$254,852
Commercial real estate	91,837	48,589
1 – 4 family	25,565	40,753
Construction	—	—
Total real estate	379,891	344,194
Commercial	552,082	432,108
Consumer	16,580	8,681
Total loans held for investment	948,553	784,983
Deferred fees and unearned premiums, net	(1,258)	(466)
Allowance for loan losses	(12,223)	(9,076)
Loans held for investment, net	$935,072	$775,441

At December 31, 2021, commercial loan balances included $4,249 of SBA PPP loans. There were no PPP loans outstanding at December 31, 2022.

The following tables present the activity in the allowance for loan losses by class for the years ending December 31, 2022, 2021 and 2020:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total
December 31, 2022
Allowance for loan losses:
Beginning balance	$1,789	$552	$285	$—	$6,319	$131	$9,076
Provision (credit) for loan losses	389	470	(93)	—	2,358	366	3,490
Recoveries	17	—	—	—	32	—	49
Loans charged-off	(178)	—	—	—	(64)	(150)	(392)
Total ending allowance balance	$2,017	$1,022	$192	$—	$8,645	$347	$12,223

December 31, 2021
Allowance for loan losses:
Beginning balance	$1,278	$597	$342	$—	$5,003	$4,182	$11,402
Provision (credit) for loan losses	511	(45)	(57)	—	1,427	5,119	6,955
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	(111)	(9,170)	(9,281)
Total ending allowance balance	$1,789	$552	$285	$—	$6,319	$131	$9,076

December 31, 2020
Allowance for loan losses:
Beginning balance	$1,048	$560	$344	$161	$4,048	$828	$6,989
Provision (credit) for loan losses	230	37	(2)	(161)	957	5,189	6,250
Recoveries	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	(2)	(1,835)	(1,837)
Total ending allowance balance	$1,278	$597	$342	$—	$5,003	$4,182	$11,402

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2022 and 2021:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,017	1,022	192	—	8,645	347	12,223

Total ending allowance balance	$2,017	$1,022	$192	$—	$8,645	$347	$12,223

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	262,489	91,837	25,565	—	552,082	16,580	948,553

Total ending loans balance	$262,489	$91,837	$25,565	$—	$552,082	$16,580	$948,553

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,789	552	285	—	6,319	131	9,076

Total ending allowance balance	$1,789	$552	$285	$—	$6,319	$131	$9,076

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	254,852	48,589	40,753	—	432,108	8,681	784,983

Total ending loans balance	$254,852	$48,589	$40,753	$—	$432,108	$8,681	$784,983

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

The following tables provide an analysis of the impaired loans by segment as of December 31, 2022 and 2021. There was no related allowance recorded on any impaired loans as of the periods indicated:

	December 31,		December 31,
	2022		2021
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Multifamily	$—	$—	$—	$—
Commercial real estate	—	—	—	—
1 – 4 family	—	—	—	—
Construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$—	$—

The following tables provide an analysis of the recorded investment and interest income recognized on impaired loans by segment for the periods presented:

	Years Ended December 31,
	2022		2021		2020
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Multifamily	$158	$—	$111	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
1 – 4 family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1,363	—	—	—	—	—
Consumer	2	—	1,580	—	1,381	—
Total	$1,523	$—	$1,691	$—	$1,381	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2022 and 2021:

					Total Past
	30-59	60-89	Greater than		Due &
	Days	Days	90 Days	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2022
Multifamily	$—	$—	$—	$—	$—	$262,489	$262,489
Commercial real estate	—	—	—	—	—	91,837	91,837
1 – 4 family	—	—	—	—	—	25,565	25,565
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	552,082	552,082
Consumer	36	8	—	4	48	16,532	16,580
Total	$36	$8	$—	$4	$48	$948,505	$948,553

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2022
Multifamily	$258,413	$3,355	$721	$—
Commercial real estate	88,019	3,818	—	—
1 – 4 family	25,565	—	—	—
Construction	—	—	—	—
Commercial	547,412	4,670	—	—
Consumer	14,692	1,888	—	—
Total	$934,101	$13,731	$721	$—

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful
December 31, 2021
Multifamily	$254,131	$—	$721	$—
Commercial real estate	44,771	3,818	—	—
1 – 4 family	37,738	3,015	—	—
Construction	—	—	—	—
Commercial	410,548	17,977	3,583	—
Consumer	8,681	—	—	—
Total	$755,869	$24,810	$4,304	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The Company has no loans identified as troubled debt restructurings at December 31, 2022 and 2021. Furthermore, there were no loan modifications during 2022, 2021 and 2020 that were troubled debt restructurings. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company.

Loans to principal officers, directors, and their affiliates during 2022 were as follows:

Beginning balance	$5,583
New advances	—
Repayments	(1,553)
Ending balance	$4,030

Pledged Loans

At December 31, 2022, loans totaling $20,565 were pledged to the FHLB of New York for borrowing capacity totaling $14,245. At December 31, 2021, loans totaling $33,861 were pledged to the FHLB of New York for borrowing capacity totaling $26,001.

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2022	2021
Leasehold improvements	$2,800	$2,800
Furniture, fixtures and equipment	4,633	3,912
Fixed assets in progress	8	656
	7,441	7,368
Less: accumulated depreciation and amortization	4,737	4,034
Total premises and equipment, net	$2,704	$3,334

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment, net in the Consolidated Statements of Income, was $703, $687 and $568 for the periods ended December 31, 2022, 2021 and 2020, respectively.

NOTE 5 — Deposits

As of December 31, 2022, deposits of $1,228,236, was comprised of core deposit relationships of $1,208,678 and certificates of deposit of $19,558. Core deposits are defined as all deposits except certificates of deposits which include demand, savings, NOW, and money market deposit accounts.  Our noninterest bearing demand deposits are presented as demand deposits and all core interest bearing deposits are presented as savings, NOW and money market deposits on the Consolidated Statements of Financial Condition.  Certificates of deposit are presented as time deposits on the Consolidated Statements of Financial Condition.

The contractual maturities of certificates of deposit as of December 31, 2022, are as follows:

Total
2023	$18,734
2024	824
Total	$19,558

As of December 31, 2022 and 2021, certificates of deposits greater than $250 were $554 and $7,616, respectively. Certificates of deposits include deposits insured through the certificate of deposit account registry service (“CDARS”) totaling $16,119 and $8,304 for the year ended December 31, 2022 and 2021, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2022 and 2021 were $11,326 and $9,001, respectively.

NOTE 6 — Borrowings

The Company had a secured borrowing of $46 and $48 as of December 31, 2022 and 2021, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2022 and 2021, we had the ability to borrow a total of $149,380 and $141,365, respectively, from the FHLB of New York. We also had a borrowing capacity with the FRB of New York discount window of $36,147 and $26,072 at December 31, 2022 and 2021, respectively. These borrowings are collateralized by loans and securities. At December 31, 2022 and 2021, we also had lines of credit with other financial institutions totaling $67,500. No amounts were outstanding on any of the aforementioned lines as of December 31, 2022 and 2021.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Payment processing fees:
Payment processing income	$21,101	$20,040
ACH income	843	816
Total payment processing fees	21,944	20,856
Customer related fees, service charges and other:
Administrative service income	2,534	29
Gain (loss) on loans held for sale (1)	88	(295)
Other	359	434
Total customer related fees, service charges and other	2,981	168
Total noninterest income	$24,925	$21,024

(1)	Represents a valuation adjustment on loans held for sale, not within the scope of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the FRB for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2022	2021	2020
Current:
Federal expense	$8,795	$3,442	$4,203
State and city expense	2,821	688	1,301
Total current tax expense	11,616	4,130	5,504

Deferred:
Federal (benefit) expense	(807)	248	(641)
State and city (benefit) expense	(526)	405	(314)
Total deferred tax (benefit) expense	(1,333)	653	(955)
Income tax expense	$10,283	$4,783	$4,549

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate at December 31:

	2022	2021	2020
Federal tax expense at statutory rate	$8,148	$4,769	$3,605
State and local income taxes, net of federal income tax benefit	1,948	929	974
Incentive stock options	63	69	53
Stock-based compensation excess tax benefit	(317)	(1,036)	(85)
Research and development tax credits	(100)	(100)	(77)
Other	541	152	79
Income tax expense	$10,283	$4,783	$4,549

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$142	$213
Stock based compensation	985	938
Allowance for loan loss	3,330	2,496
Deferred loan fees, net	386	141
Unrealized loss on securities available-for-sale	5,733	339
Other	684	548
Total deferred tax assets	11,260	4,675
Deferred tax liabilities:
Fixed assets	(1,135)	(1,272)
Investment in partnership	(553)	(558)
Total deferred tax liabilities	(1,688)	(1,830)
Deferred tax asset, net	$9,572	$2,845

The Company has New York state and city net operating loss carryforwards of $1,790 and $135, respectively, as of December 31, 2022. The net operating losses are available to reduce future taxable income and begin to expire in 2026.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2022 and 2021, will be realized.

The Company does not have any unrecognized tax benefits at December 31, 2022 and 2021, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020. The Company is subject to U.S. federal income tax as well as income tax in ten state and local jurisdictions. The Company is no longer subject to examination by taxing authorities for years before 2019.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. The Company matched 100% of employee contributions up to 2% of their salary, resulting in total expenses of $218, $189 and $150 in 2022, 2021 and 2020, respectively.

Share Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

The Company’s 2007 Stock Option Plan allowed for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2022, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May of 2017 and no new options can be granted from the plan.

The Company’s 2011 Stock Compensation Plan allows for a maximum of 754,607 shares of common stock to be issued. The 2011 Stock Compensation Plan expired in May of 2021, and no new awards can be granted from the plan.

The Company’s 2017 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. As of December 31, 2022, all shares under the 2017 plan have been issued.

The Company’s 2019 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. As of December 31, 2022, 35 shares remain available for grant.

The Company’s 2021 Equity Incentive Plan allows for a maximum of 400,000 shares of common stock to be issued. A total of 164,530 shares remain available for grant under the 2021 Equity Incentive Plan of which 127,280 can be granted as restricted shares.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	For the Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.67%	1.43%	0.61%
Expected term	84 months	84 months	84 months
Expected stock price volatility	26.5%	34.7%	52.4%
Dividend yield	1.01%	0.00%	0.00%
Weighted average fair value	$13.63	$11.99	$10.99

The following table presents a summary of the activity related to options for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	649,600	$16.66
Granted	52,500	42.30
Exercised	(51,831)	16.02
Forfeited	(16,285)	25.50
Expired	—	—
Outstanding at end of year	633,984	$18.61	4.92
Vested or expected to vest	633,984	$18.61	4.92
Exercisable at end of year	522,372	$15.20	3.99

The Company recognized compensation expense related to options of $463, $483 and $492 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, unrecognized compensation cost related to non-vested options was approximately $1,361 and is expected to be recognized over a weighted average period of 2.34 years. The intrinsic value for outstanding options, net of expected forfeitures was $15,628. The intrinsic value for exercisable options at December 31, 2022 was $14,659.

The following table presents information related to stock options exercises for the years ended December 31:

	For the Years Ended December 31,
	2022	2021	2020
Intrinsic value of options exercised	$1,312	$6,313	$943
Cash received from option exercises	333	27	401
Excess tax benefit from option exercises	273	1,433	107

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

The following table presents a summary of the activity related to restricted stock for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	482,750	$24.59
Granted	88,720	42.30
Vested	(54,495)	22.81
Forfeited	(13,750)	24.31
Outstanding at end of year	503,225	$27.92

The Company recognized compensation expense related to restricted stock of $1,981, $1,482 and $1,048 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $10,000 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.62 years.

NOTE 10 — Earnings per Share

The factors used in the earnings per share computation follow:

	For the Years Ended December 31,
	2022	2021	2020

Basic:
Net income	$28,518	$17,925	$12,618
Weighted average shares outstanding	7,638,423	7,469,907	7,412,131
Basic earnings per share	$3.73	$2.40	$1.70

Diluted:
Net income	$28,518	$17,925	$12,618
Weighted average shares outstanding for basic earnings per share	7,638,423	7,469,907	7,412,131
Add: Dilutive effects of share based awards	575,271	477,077	231,692
Weighted average shares and dilutive potential shares	8,213,694	7,946,984	7,643,823
Diluted earnings per share	$3.47	$2.26	$1.65

Share based awards totaling 201,920, 100,737 and 394,266 shares of stock were not considered in computing diluted earnings per share for 2022, 2021 and 2020, respectively, because they were anti-dilutive.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

The Company can issue two types of letters of credit: commercial (documentary) letters of credit and standby letters of credit. Commercial letters of credit are commonly issued to finance the purchase of goods and are typically short-term in nature. Standby letters of credit are issued to back financial or performance obligations of a Bank customer and are typically issued for periods up to one year. Due to their long-term nature, standby letters of credit require adequate collateral in the form of cash or other liquid assets. In most instances, standby letters of credit expire without being drawn upon.

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

	For the Years Ended December 31,
	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$15	$17,223	$20	$14,003
Standby letters of credit	7,945	—	4,591	—
Total credit related commitments	$7,960	$17,223	$4,611	$14,003

The fixed rate credit related loan commitments have interest rates ranging from 8.00% to 18.00% and maturities ranging from 1 month to 4 years.

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

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

NOTE 12 — Leases

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

As of December 31, 2022, right of use (“ROU”) lease assets and related lease liabilities were $2,291 and $2,810, respectively. As of December 31, 2021, ROU lease assets and related lease liabilities were $2,374 and $2,988, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of December 31, 2022, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2022, are summarized as follows:

Operating Lease
Liabilities
2023	$712
2024	784
2025	803
2026	754
2027	—
Thereafter	—
Total operating lease payments	3,053
Less: interest	243
Present value of operating lease liabilities	$2,810

	As of December 31,
	2022		2021
Weighted-average remaining lease term	3.92	years	4.88	years
Weighted-average discount rate	3.28%		3.06%

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

The components of total lease cost are as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Operating lease cost	$560	$568	$563
Short-term lease cost	74	13	66
Total lease cost	$634	$581	$629

These leases contain periodic escalation clauses and all expiring leases are evaluated for extensions at renewal. Rent expense for the years ended December 31, 2022, 2021, and 2020 amounted to $634, $581 and $629, respectively.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$92,945	$—
CMOs – agency	—	16,324	—
Total	$—	$109,269	$—

December 31, 2021
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$120,881	$—
CMOs – agency	—	27,503	—
Total	$—	$148,384	$—

There were no transfers between Level 1 and Level 2 during the year.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022.The legacy NFL consumer loan portfolio was measured on a nonrecurring basis and assigned a Level 3 fair value of $14.1 million as of December 31, 2021, as the loans are accounted for at the lower of cost or fair value. The fair value was determined using the discounted cash flow method under the income approach where the significant unobservable inputs include the cash flows and related timing, and an approximately 8% discount rate applied which reflects the rate of return market participants would expect to earn on investments of equivalent risk.

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

The Company used the following method and assumptions in estimating the fair value of its financial instruments:

Debt Securities:   The fair values for debt securities are determined by quoted market prices in active markets, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities with observable transactions (Level 2 inputs).

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments not carried at fair value:

	Fair Value Measurement at December 31, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$164,122	$164,122	$—	$—	$164,122
Securities purchased under agreements to resell, at cost	49,567	—	—	49,567	49,567
Securities, held-to-maturity	78,377	—	69,346	—	69,346
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	935,072	—	—	927,481	927,481
Accrued interest receivable	5,768	—	449	5,319	5,768

Financial Liabilities:
Time deposits	19,558	—	19,459	—	19,459
Demand and other deposits	1,208,678	1,208,678	—	—	1,208,678
Secured borrowings	46	—	—	46	46
Accrued interest payable	30	—	30	—	30

	Fair Value Measurement at December 31, 2021, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$149,156	$149,156	$—	$—	$149,156
Securities purchased under agreements to resell, at cost	50,271	—	—	50,271	50,271
Securities, restricted, at cost	2,680	N/A	N/A	N/A	N/A
Loans held for investment, net	775,441	—	—	774,114	774,114
Accrued interest receivable	4,197	—	252	3,945	4,197

Financial Liabilities:
Time deposits	19,312	—	19,330	—	19,330
Demand and other deposits	1,009,097	1,009,097	—	—	1,009,097
Secured borrowings	48	—	—	48	48

NOTE 14 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk weighted assets	$153,230	15.44%	$79,377	8.00%	$104,182	10.50%	$99,221	10.00%
Tier 1 (core) capital to risk weighted assets	141,006	14.21	59,533	6.00	84,338	8.50	79,377	8.00
Tier 1 (common) capital to risk weighted assets	141,006	14.21	44,650	4.50	69,455	7.00	64,494	6.50
Tier 1 (core) capital to adjusted total assets	141,006	10.98	51,355	4.00	51,355	4.00	64,194	5.00

December 31, 2021
Total capital to risk weighted assets	$131,137	15.89%	$66,039	8.00%	$86,677	10.50%	$82,549	10.00%
Tier 1 (core) capital to risk weighted assets	122,059	14.79	49,530	6.00	70,167	8.50	66,039	8.00
Tier 1 (common) capital to risk weighted assets	122,059	14.79	37,147	4.50	57,785	7.00	53,657	6.50
Tier 1 (core) capital to adjusted total assets	122,059	11.46	42,619	4.00	42,619	4.00	53,273	5.00

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

NOTE 15 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2022	2021
ASSETS:
Cash and cash equivalents	$10,467	$695
Investment in banking subsidiary	126,031	121,297
Loans held for sale	—	14,100
Loans held for investment	1,967	—
Equity investment without readily determinable fair value	2,410	2,410
Equity investment in variable interest entity	12,636	—
Other assets	4,986	5,461
Total assets	$158,497	$143,963
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities	$339	$228
Total stockholders’ equity	158,158	143,735
Total liabilities and equity	$158,497	$143,963

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
Net interest (expense) income	$(111)	$167	$86
Gain (loss) on loans held for sale	88	(295)	—
Other income	14	—	—
Dividends from subsidiaries	12,000	8,000	5,000
Other expense	3,369	2,575	2,138
Income before income tax and undistributed subsidiary income	8,622	5,297	2,948
Income tax benefit	895	635	544
Equity in undistributed subsidiary income	19,001	11,993	9,126
Net income	$28,518	$17,925	$12,618
Comprehensive income	$14,251	$15,667	$13,640

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$28,518	$17,925	$12,618
Adjustments:
Stock compensation expense	2,444	1,965	1,540
(Gain) loss on loans held for sale	(88)	295	—
Equity in undistributed subsidiary income	(19,001)	(11,993)	(9,126)
Change in other assets	299	(737)	(573)
Change in other liabilities	(933)	(31)	(120)
Net cash provided by operating activities	11,239	7,424	4,339
Cash flows from investing activities:
Investment in loans held for sale	—	(14,584)	—
Net change in other	—	(459)	(1,646)
Payments on loans held for sale, previously classified as held for investment	688	189	—
Net cash provided by (used in) investing activities	688	(14,854)	(1,646)
Cash flows from financing activities:
Exercise of stock options	333	27	401
Tax withholding payments for vested equity awards	(339)	—	—
Cash dividends paid to common stockholders	(2,149)	—	—
Purchase of common stock	—	—	(567)
Net cash (used in) provided by financing activities	(2,155)	27	(166)
Net change in cash and cash equivalents	9,772	(7,403)	2,527
Beginning cash and cash equivalents	695	8,098	5,571
Ending cash and cash equivalents	$10,467	$695	$8,098

NOTE 16 — Accumulated Other Comprehensive (Loss) Income

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the years ending December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022	2021	2020

Unrealized (Losses) Gains on Securities Available-for-Sale	Unrealized (Losses) Gains on Available-for-Sale Securities
Beginning balance	$(850)	$1,408	$386
Other comprehensive (loss) income before reclassifications, net of tax	(14,267)	(2,258)	1,022
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current period other comprehensive (loss) income	(14,267)	(2,258)	1,022
Ending balance	$(15,117)	$(850)	$1,408

There were no reclassifications out of accumulated other comprehensive (loss) income for the years presented.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

NOTE 17 — Subsequent Event

As discussed in Note 1, the Company has an equity investment without a readily determinable fair value in Litify, Inc. as of December 31, 2022.  In February 2023, Litify, Inc. was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As party to the reorganization and sale transaction, 63% of the Company’s partnership interests were exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company expects to recognize a gain on its investment of approximately $4,000 in the first quarter of 2023.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 27, 2023
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	President and Chief Executive Officer and Director	March 27, 2023
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 27, 2023
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 27, 2023
Anthony Coelho

/s/ Todd Deutsch	Director	March 27, 2023
Todd Deutsch

/s/ Marc D. Grossman	Director	March 27, 2023
Marc D. Grossman

/s/ Russ M. Herman	Director	March 27, 2023
Russ M. Herman

/s/ Joseph Melohn	Director	March 27, 2023
Joseph Melohn

/s/ Robert J. Mitzman	Director	March 27, 2023
Robert J. Mitzman

/s/ Richard T. Powers	Director	March 27, 2023
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 27, 2023
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 27, 2023
Selig Zises