Form 10-Q
period 2023-03-31
Esquire Financial Holdings, Inc.
filed 2023-05-12
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2023, there were 8,190,449 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$203,799	$164,122
Securities purchased under agreements to resell, at cost	49,230	49,567
Securities available-for-sale, at fair value	107,936	109,269
Securities held-to-maturity, at cost (fair value of $69,123 and $69,346, at March 31, 2023 and December 31, 2022, respectively)	76,931	78,377
Securities, restricted, at cost	2,810	2,810

Loans held for investment	965,630	947,295
Less: allowance for credit losses	(12,952)	(12,223)
Loans, net of allowance	952,678	935,072
Premises and equipment, net	2,593	2,704
Accrued interest receivable	6,522	5,768
Other assets	48,325	47,950
Total assets	$1,450,824	$1,395,639

Liabilities:
Deposits:
Demand	$548,509	$444,324
Savings, NOW and money market	709,511	764,354
Time	6,352	19,558
Total deposits	1,264,372	1,228,236

Accrued expenses and other liabilities	15,701	9,245
Total liabilities	1,280,073	1,237,481

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,244,672 and 8,238,041 shares issued, respectively; and 8,190,758 and 8,195,333 shares outstanding, respectively	82	82
Additional paid-in capital	97,224	96,387
Retained earnings	88,504	77,712
Accumulated other comprehensive loss	(13,732)	(15,117)
Treasury stock at cost, (53,914 and 42,708 shares, respectively)	(1,327)	(906)
Total stockholders’ equity	170,751	158,158
Total liabilities and stockholders’ equity	$1,450,824	$1,395,639

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans held for investment	$17,615	$11,020
Securities, includes restricted stock	1,154	815
Securities purchased under agreements to resell	653	132
Interest earning cash and other	943	57
Total interest income	20,365	12,024

Interest expense:
Savings, NOW and money market deposits	1,012	218
Time deposits	63	19
Borrowings	1	1
Total interest expense	1,076	238

Net interest income	19,289	11,786
Provision for credit losses	500	640
Net interest income after provision for credit losses	18,789	11,146

Noninterest income:
Payment processing fees	5,513	5,316
Administrative service income	529	9
Gain on equity investment	4,027	—
Customer related fees, service charges and other	193	177
Total noninterest income	10,262	5,502

Noninterest expense:
Employee compensation and benefits	7,484	6,134
Occupancy and equipment	829	751
Professional and consulting services	1,543	611
FDIC and regulatory assessments	144	123
Advertising and marketing	429	225
Travel and business relations	148	90
Data processing	1,133	1,008
Other operating expenses	771	438
Total noninterest expense	12,481	9,380

Net income before income taxes	16,570	7,268
Income tax expense	4,391	1,926

Net income	$12,179	$5,342

Earnings per share
Basic	$1.58	$0.70
Diluted	$1.47	$0.66

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$12,179	$5,342
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	1,911	(8,526)
Reclassification adjustment for net gains (losses) included in net income	—	—
Tax effect	(526)	2,332
Total other comprehensive income (loss)	1,385	(6,194)
Total comprehensive income (loss)	$13,564	$(852)

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2023	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Cumulative change in accounting principle (Note 1)	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	12,179	—	—	12,179
Other comprehensive income	—	—	—	—	—	—	1,385	—	1,385
Exercise of stock options, net of repurchases (1,348 shares)	—	6,631	—	—	47	—	—	—	47
Stock compensation expense	—	—	—	—	790	—	—	—	790
Cash dividends declared to common stockholders ($0.10 per share)	—	—	—	—	—	(819)	—	—	(819)
Shares received related to tax withholding	—	(3,706)	—	—	—	—	—	(153)	(153)
Purchase of common stock	—	(7,500)	—	—	—	—	—	(268)	(268)
Balance at March 31, 2023	—	8,190,758	$—	$82	$97,224	$88,504	$(13,732)	$(1,327)	$170,751

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2022	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	5,342	—	—	5,342
Other comprehensive loss	—	—	—	—	—	—	(6,194)	—	(6,194)
Restricted stock forfeitures	—	(10,750)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	561	—	—	—	561
Shares received related to tax withholding	—	(1,776)	—	—	—	—	—	(59)	(59)
Balance at March 31, 2022	—	8,076,320	$—	$81	$94,172	$56,802	$(7,044)	$(626)	$143,385

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$12,179	$5,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	640
Depreciation and amortization of premises and equipment	173	182
Stock compensation expense	790	561
Gain on equity investment	(4,027)	—
Gain on loans held for sale	—	(90)
Net amortization (accretion):
Securities	113	124
Loans	(323)	(239)
Right of use asset	136	119
Software	311	301
Changes in other assets and liabilities:
Accrued interest receivable	(754)	(146)
Other assets	(273)	3,196
Operating lease liability	(134)	(142)
Accrued expenses and other liabilities	5,979	1,297
Net cash provided by operating activities	14,670	11,145
Cash flows from investing activities:
Net change in loans	(17,783)	(34,316)
Net change in securities purchased under agreements to resell	337	2,128
Purchases of securities held-to-maturity	—	(47,544)
Principal repayments on securities available-for-sale	3,152	7,316
Principal repayments on securities held-to-maturity	1,425	—
Proceeds from sale of equity investment	3,737	—
Purchases of premises and equipment	(62)	(11)
Development of capitalized software	(785)	(386)
Net cash used in investing activities	(9,979)	(72,813)
Cash flows from financing activities:
Net increase in deposits	36,136	61,511
Exercise of stock options, net of repurchases	47	—
Tax withholding payments for vested equity awards	(153)	(59)
Cash dividends paid to common stockholders	(776)	—
Purchase of common stock	(268)	—
Net cash provided by financing activities	34,986	61,452
Increase (decrease) in cash and cash equivalents	39,677	(216)
Cash and cash equivalents at beginning of the period	164,122	149,156
Cash and cash equivalents at end of the period	$203,799	$148,940

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,059	$238
Taxes	163	342
Noncash transactions:
Dividends declared but not paid	43	—
Cumulative change in accounting principle (Note 1)	(568)	—
Exchange of equity investment for note receivable	1,100	—
Securities purchased but not yet settled	—	1,743
Transfer from loans held for investment to held for sale	—	850

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Interim Consolidated Financial Statements including the accounts of Esquire Financial Holdings, Inc. and its wholly owned subsidiary, Esquire Bank, N.A., are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2022 and 2021. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

Risks and Uncertainties

In March 2023, the FDIC was appointed as receiver for Silicon Valley Bank and Signature Bank after they experienced runs on deposits and other liquidity constraints. At the time, Silicon Valley Bank and Signature Bank were the 16th and 29th largest banks in the United States, respectively, as measured by total assets as of December 31, 2022. Following the failures of Silicon Valley Bank and Signature Bank, on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The closures of those banks and adverse developments affecting other banks have resulted in heightened levels of market activity and volatility. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within other assets on the Consolidated Statement of Financial Condition. As of March 31, 2023, the investment’s carrying amount was $12.6 million.

Equity Investment Without Readily Determinable Fair Value

In 2018, the Company purchased a 4.95% interest in Litify, Inc., a technology solution to automate and manage a law firm’s business and cases, for a cost of $2.4 million. As Litify, Inc. is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. In February 2023, Litify, Inc. was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As party to the reorganization and sale transaction, a majority ownership of the Company’s partnership interests was exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company recognized a gain on its investment of $4.0 million in the first quarter of 2023. At March 31, 2023, the equity investment’s carrying amount was $1.6 million compared to a carrying amount of $2.4 million at December 31, 2022. In addition, the Company has recorded a note receivable of $1.1 million as of March 31, 2023 related to the restructuring. The equity investment and note receivable are presented within Other assets on the Consolidated Statements of Financial Condition.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the Consolidated Financial Statements.

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “current expected credit loss” (“CECL” or the “CECL Standard”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held-to-maturity, as well as off-balance sheet credit exposures, including loan commitments, standby letters of credit, and financial guarantees. It will significantly change estimates of credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. In addition, the CECL Standard made changes to the accounting for available-for-sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023, are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable GAAP with a cumulative effect adjustment as of the beginning of the reporting period.

The adoption of the CECL Standard resulted in an initial increase of $283 thousand to the allowance for credit losses and an increase of $500 thousand to the reserve for unfunded commitments in other liabilities. The after-tax cumulative effect of adopting the CECL Standard was a decrease to retained earnings of $568 thousand as of January 1, 2023.

The following table illustrates the allowance for credit losses impact of the CECL Standard:

	January 1, 2023
	As Reported		Impact of
	Under	Pre-CECL	CECL
	CECL	Adoption	Adoption

	(In thousands)
Assets:
Loans
Multifamily	$2,025	$2,017	$8
Commercial real estate	913	1,022	(109)
1 – 4 family	61	192	(131)
Commercial	9,159	8,645	514
Consumer	348	347	1
Allowance for credit losses on loans	$12,506	$12,223	$283

Liabilities:
Allowance for credit losses on unfunded commitments	$500	$—	$500

Allowance for credit losses on loans held for investment. The allowance for credit losses on loans held for investment is a valuation allowance that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Losses are charged against the allowance when management believes it has confirmed the loan balance is uncollectible. Subsequent recoveries are credited to the allowance.

The methodology for determining the allowance for credit losses on loans held for investment is considered a critical accounting policy by management given the judgment required for determining assumptions used, uncertainty of economic forecasts, and subjectivity of any qualitative factors considered. The Company utilizes the Static Pool methodology to evaluate the adequacy of the allowance for credit losses for its entire loan portfolio. The Static Pool methodology leverages the historical loss rates on a pool of loans over a period equal to the weighted average remaining life of the portfolio.

The Company incorporates reasonable and supportable forecasts as qualitative adjustments applied to the historical loss rates over the reasonable and supportable forecast period, with reversion to historical loss rates thereafter. The Company has elected a one-year reasonable and supportable forecast period and straight-line reversion to the historical loss rate over a one-year period. Forecast adjustments reflect the extent to which the Company expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Further adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, such as unemployment rates, property values, or other relevant factors. Management evaluates the adequacy of the allowance on a quarterly basis.

The CECL Standard requires an entity to assess whether financial assets share similar risk characteristics. If similar risk characteristics exist, management must measure expected credit losses of financial assets on a collective (pool) basis, considering the risk associated with the designated pool. If similar risk characteristics do not exist based on various factors, management must measure the financial asset for expected credit losses on an individual basis.  Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, or that the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. The fair value of the collateral is adjusted for estimated costs to sell the collateral in instances where the repayment of the loan is dependent on the sale of the collateral. As of March 31, 2023, there were no individually analyzed loans and no collateral dependent loans on the Consolidated Statements of Financial Condition.

The Company evaluates its loan pooling methodology at least annually. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Commercial Loans and Lines of Credit (“Commercial”).  Loans in this classification consist primarily of commercial loans originated to law firms nationally to provide a combination of lines-of-credit and term loans for working capital, litigation case costs, marketing and growth initiatives, and other operating needs arising during the normal course of business.  The credit quality of these commercial loans is largely dependent upon the valuation of the borrowers’ current case inventory of claimants and cash flows from operations to service the debt. To a lesser extent, this category also includes loans to  ISOs and small to mid-size businesses to provide financing for normal business operating needs. The credit quality of the ISO portfolio is largely dependent upon the overall merchant portfolio and associated revenue stream or residual generated from their merchant portfolio serviced by the bank as well as their cash flow from operations to service the debt.

Consumer.  Consumer loans are primarily personal loans and, to a lesser extent, post-settlement consumer loans made to plaintiffs and claimants. Personal loans are for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. Repayment of consumer loans is largely dependent on the credit quality of the individual borrower and/or the claimant settlement amount, if applicable.

Multifamily.  The multifamily real estate loan portfolio consists of loans secured by apartment buildings and mixed-use buildings (predominantly residential income producing) in our primary market area. Repayment of loans in this portfolio is largely dependent on the sufficiency of cash flows from the collateral property to pay operating expenses and debt service as well as the collateral valuation.  Increases in interest rates, increases in vacancy rates, and other economic events such as unemployment rates could negatively impact the future net operating income of the properties.

Commercial Real Estate (“CRE”).  CRE loans consist primarily of loans secured by mixed use properties, warehouses, retail properties, and, to a lesser extent, several hospitality properties. Repayment of loans in this portfolio is largely dependent on successful operation or management of collateral properties as well as the collateral valuation and is generally more sensitive to weakened economic conditions, and commercial real estate prices.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner-occupied residences, investor coops and condos. The credit quality of this portfolio is largely dependent on economic factors, such as unemployment rates and real estate prices.

Accrued Interest Receivable. The Company has elected to exclude accrued interest receivable from the amortized cost basis of loans and report accrued interest separately from loans in accrued interest receivable on the Consolidated Statements of Financial Condition.

Nonaccrual. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet exposures is adjusted through provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for credit losses on securities held-to-maturity.  The CECL Standard requires that securities held-to-maturity be accounted for under the CECL methodology, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. The Company pools securities held-to-maturity based on shared risk characteristics with losses estimated assuming future cash flows not expected to be collected.  For securities held-to-maturity with no historical losses, the Company can rely on external data. For example, credit rating agencies’ loss data and default rates can be utilized on specific bonds with associated grades. Agency rating changes can be incorporated along with current and forecasted conditions to determine the allowance for credit losses associated with securities held-to-maturity. All of the Company’s securities held-to-maturity are agency backed securities and have zero expected credit losses under current conditions and reasonable and supportable forecasts. Factors considered in management’s expectation of zero expected credit losses in the securities held-to-maturity portfolio are the explicit guarantee by a sovereign government, long history of no credit losses, and consistent high credit rating by rating agencies. The Company’s securities held-to-maturity are either explicitly or implicitly guaranteed by the U.S. government agencies, are highly rated by major ratings agencies, and have a long history of no credit losses. Accordingly, there was no allowance for credit losses on securities held-to-maturity as of March 31, 2023.

Allowance for credit losses on securities available-for-sale.  For securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of the expected cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. All of the Company’s securities available-for-sale have zero expected credit losses under current conditions and reasonable and supportable forecasts. Accordingly, there was no allowance for credit losses on securities available-for-sale as of March 31, 2023.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on securities available-for-sale is excluded from the Company’s estimate of credit losses.

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASU 326-20, “Financial Instruments — Credit Losses: Measured at Amortized Cost”. The adoption of the standard did not have an impact on the Company’s operating results or financial condition as there are no TDRs on January 1, 2023.

Pursuant to this update, the allowance for credit losses does not need to consider anticipatory TDRs and a discounted cash flow methodology is no longer required for interest rate concessions and term extension modifications.  Further, disclosure requirements which were previously relevant for TDRs have been amended and expanded generally for modifications to borrowers experiencing financial difficulty (explained further below).  The Company has determined to adopt the ASU prospectively meaning that the previously applicable accounting requirements for specific allowance measurement of TDRs no longer applies to modifications executed after January 1, 2023.  The Company has not historically identified TDRs prior to adoption of this ASU, and therefore does not need to determine the continued allowance measurement approach for TDRs that existed prior to January 1, 2023 because the Company has none.

The Company continues to apply the guidance in ASC 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or continuation of an existing loan. If the terms of the new loan resulting from refinancing or restructuring are as favorable to the lender as the terms for comparable loans to other customers with similar risk characteristics who are not refinancing or modifying the loan with the lender, then the modification or refinancing would be accounted for as a new loan. To meet this condition, the new loan’s effective yield must be at least equal to the yield for similar loans and that the modifications of the original loan are more than minor. In this situation, any unamortized fees or costs and any prepayment penalties from the original loan are recognized in interest income.

If the characteristics of the modifications do not meet those above (thus are not considered more than minor), the unamortized fees and costs will be carried forward in the amortized cost basis of the modified loan, along with any new fees received and direct costs associated with the restructuring. A modification is considered more than minor if the present value of the cash flows under the terms of the new loan are at least 10% different from the present value of cash flows under the original terms.

To the extent that the allowance for credit losses on modifications is estimated through use of a discounted cash flow methodology, beginning January 1, 2023, the effective interest rate used in this measurement calculation shall be based on the post-modified contractual rate rather than the original rate of the note.

Because the TDR concept no longer applies for modifications after January 1, 2023, the second TDR criterion (that a concession be provided to the borrower) is also no longer relevant to these modifications.  ASU 2022-02 amends and expands modification disclosure requirements and applies to modifications to borrowers experiencing financial difficulty.

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$109,098	$—	$(16,829)	$92,269
Collateralized mortgage obligations ("CMOs") – agency	17,778	—	(2,111)	15,667
Total available-for-sale	$126,876	$—	$(18,940)	$107,936

	March 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$76,931	$—	$(7,808)	$69,123
Total held-to-maturity	$76,931	$—	$(7,808)	$69,123

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$111,445	$—	$(18,500)	$92,945
CMOs – agency	18,675	—	(2,351)	16,324
Total available-for-sale	$130,120	$—	$(20,851)	$109,269

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$78,377	$—	$(9,031)	$69,346
Total held-to-maturity	$78,377	$—	$(9,031)	$69,346

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

There were no sales or calls of securities for the three months ended March 31, 2023 and 2022.

At March 31, 2023, securities having a fair value of $140.4 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $133.6 million. At December 31, 2022, securities having a fair value of $141.5 million were pledged to the FHLB for borrowing capacity totaling $135.1 million. At March 31, 2023 and December 31, 2022, the Company had no outstanding FHLB advances.

At March 31, 2023, securities having a fair value of $36.6 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $36.6 million. At December 31, 2022, securities having a fair value of $37.1 million were pledged to the FRB for borrowing capacity totaling $36.1 million. At March 31, 2023 and December 31, 2022, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$7,245	$(466)	$85,024	$(16,363)	$92,269	$(16,829)
CMOs – agency	690	(10)	14,977	(2,101)	15,667	(2,111)
Total available-for-sale	$7,935	$(476)	$100,001	$(18,464)	$107,936	$(18,940)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$31,399	$(1,519)	$37,724	$(6,289)	$69,123	$(7,808)
Total held-to-maturity	$31,399	$(1,519)	$37,724	$(6,289)	$69,123	$(7,808)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - agency	$8,902	$(725)	$84,043	$(17,775)	$92,945	$(18,500)
CMOs - agency	11,798	(992)	4,526	(1,359)	16,324	(2,351)
Total available-for-sale	$20,700	$(1,717)	$88,569	$(19,134)	$109,269	$(20,851)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)
Total held-to-maturity	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at March 31, 2023.

As of March 31, 2023, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

Accrued interest receivable on securities totaling $405 thousand at March 31, 2023, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	March 31,	December 31,
	2023	2022

	(In thousands)
Real estate:
Multifamily	$274,656	$262,489
Commercial real estate	91,493	91,837
1 – 4 family	21,730	25,565
Construction	—	—
Total real estate	387,879	379,891
Commercial	565,927	552,082
Consumer	13,116	16,580
Total loans held for investment	966,922	948,553
Deferred fees and unearned premiums, net	(1,292)	(1,258)
Allowance for credit losses	(12,952)	(12,223)
Loans held for investment, net	$952,678	$935,072

The following tables present the activity in the allowance for credit losses by class for the three months ending March 31, 2023, under the CECL methodology, and March 31, 2022 under the incurred loss methodology:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
March 31, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$—	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	—	514	1	283
Provision (credit) for credit losses	81	(28)	(7)	—	429	25	500
Recoveries	—	—	—	—		—	—
Loans charged-off	—	—	—	—	—	(54)	(54)
Total ending allowance balance	$2,106	$885	$54	$—	$9,588	$319	$12,952

March 31, 2022
Allowance for credit losses:
Beginning balance	$1,789	$552	$285	$—	$6,319	$131	$9,076
Provision (credit) for credit losses	253	136	(54)	—	254	51	640
Recoveries	—	—	—	—	2	—	2
Loans charged-off	(178)	—	—	—	—	(49)	(227)
Total ending allowance balance	$1,864	$688	$231	$—	$6,575	$133	$9,491

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method, prior to the adoption of the CECL Standard, as of the dates indicated. The recorded investment in loans is not adjusted for accrued interest, deferred fees and costs, and unearned premiums and discounts.

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

There were no impaired loans as of December 31, 2022.

As of March 31, 2023, there were no collateral dependent loans on the Consolidated Statements of Financial Condition.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2023 and December 31, 2022:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
March 31, 2023
Multifamily	$—	$—	$—	$—	$—	$274,656	$274,656
Commercial real estate	—	—	—	—	—	91,493	91,493
1 – 4 family	—	—	—	—	—	21,730	21,730
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	565,927	565,927
Consumer	11	89	—	—	100	13,016	13,116
Total	$11	$89	$—	$—	$100	$966,822	$966,922

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2022
Multifamily	$—	$—	$—	$—	$—	$262,489	$262,489
Commercial real estate	—	—	—	—	—	91,837	91,837
1 – 4 family	—	—	—	—	—	25,565	25,565
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	552,082	552,082
Consumer	36	8	—	4	48	16,532	16,580
Total	$36	$8	$—	$4	$48	$948,505	$948,553

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$16,757	$29,407	$111,509	$34,961	$23,803	$57,576	$—	$—	$274,013
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	721	—	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total	16,757	29,407	111,509	34,961	23,803	58,297	—	—	274,734
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	—	59,034	10,737	1,785	5,763	10,291	—	—	87,610
Special Mention	3,826	—	—	—	—	—	—	—	3,826
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,826	59,034	10,737	1,785	5,763	10,291	—	—	91,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	1,888	—	—	4,354	15,493	—	—	21,735
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,888	—	—	4,354	15,493	—	—	21,735
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	22,396	80,459	17,828	688	1,760	546	434,793	4,445	562,915
Special Mention	—	—	—	—	—	—	1,526	—	1,526
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	22,396	80,459	17,828	688	1,760	546	436,319	4,445	564,441
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	1,126	9,562	475	458	1,242	52	369	—	13,284
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,126	9,562	475	458	1,242	52	369	—	13,284
Current period gross charge-offs	—	44	10	—	—	—	—	—	54

Total:
Pass	40,279	180,350	140,549	37,892	36,922	83,958	435,162	4,445	959,557
Special Mention	3,826	—	—	—	—	-	1,526	—	5,352
Substandard	—	—	—	—	—	721	—	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$44,105	$180,350	$140,549	$37,892	$36,922	$84,679	$436,688	$4,445	$965,630
Total current period gross charge-offs	$—	$44	$10	$—	$—	$—	$—	$—	$54

The risk category of loans by class of loans as of December 31, 2022 is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2022
Multifamily	$258,413	$3,355	$721	$—
Commercial real estate	88,019	3,818	—	—
1 – 4 family	25,565	—	—	—
Construction	—	—	—	—
Commercial	547,412	4,670	—	—
Consumer	14,692	1,888	—	—
Total	$934,101	$13,731	$721	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the three months ended March 31, 2023 and 2022, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Pledged Loans

At March 31, 2023, loans totaling $16.7 million were pledged to the FHLB for borrowing capacity totaling $11.2 million. At December 31, 2022, loans totaling $20.6 million were pledged to the FHLB for borrowing capacity totaling $14.2 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Payment processing fees:
Payment processing income	$5,300	$5,100
ACH income	213	216
Total payment processing fees	5,513	5,316
Customer related fees, service charges and other:
Administrative service income	529	9
Gain on equity investment (1)	4,027	—
Gain on loans held for sale (1)	—	90
Other	193	87
Total customer related fees, service charges and other	4,749	186
Total noninterest income	$10,262	$5,502
(1)	Represents a valuation adjustment not within the scope of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or independent sales organization (“ISO”) business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the Company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the Federal Reserve Bank for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (“QSFs”), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 5 — Share-Based Payment Plans

The Company issues incentive and nonqualified stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

Under the plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest over three or five years and have ten-year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the plans). Restricted shares are granted at the fair value on the date of grant and typically vest over six years with a third vesting after years four, five, and six. Restricted shares have the same voting rights as common stock and nonvested restricted shareholders do not have rights to the accrued dividends until vested.

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

There were no stock options granted during the three months ended March 31, 2023 and 2022.

The following table presents a summary of the activity related to options for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	633,984	$18.61
Granted	—	—
Exercised	(7,979)	12.85
Forfeited	—	—
Expired	—	—
Outstanding at period end	626,005	$18.68	4.70
Vested or expected to vest	626,005	$18.68	4.70
Exercisable at period end	514,393	$15.23	3.76

The Company recognized compensation expense related to options of $167 thousand and $124 thousand for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unrecognized compensation cost related to nonvested options was approximately $1.2 million and is expected to be recognized over a weighted average period of 2.14 years. The intrinsic value for outstanding options and for options vested or expected to vest was $12.9 million and $12.3 million for exercisable options at March 31, 2023.

Information related to stock option exercises during each period is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Intrinsic value of options exercised	$242	$—
Cash received from option exercises	47	—
Excess tax benefit from option exercises	57	—

The following table presents a summary of the activity related to restricted stock for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	503,225	$27.92
Granted	—	—
Vested	(20,500)	19.25
Forfeited	—	—
Outstanding at period end	482,725	$28.28

The Company recognized compensation expense related to restricted stock of $623 thousand and $437 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $9.4 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.42 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands, except per share data)
Basic:
Net income	$12,179	$5,342
Weighted average shares outstanding	7,708,745	7,620,241
Basic earnings per share	$1.58	$0.70

Diluted:
Net income	$12,179	$5,342
Weighted average shares outstanding for basic earnings per share	7,708,745	7,620,241
Add: Dilutive effects of share based awards	593,888	527,234
Weighted average shares and dilutive potential shares	8,302,633	8,147,475
Diluted earnings per share	$1.47	$0.66

Share-based awards totaling 52,500 and 69,150 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2023 and March 31, 2022, respectively, because they were anti-dilutive.

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

As of March 31, 2023, right of use (“ROU”) lease assets and related lease liabilities were $2.2 million and $2.7 million, respectively. As of December 31, 2022, ROU lease assets and related lease liabilities were $2.3 million and $2.8 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of March 31, 2023, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at March 31, 2023, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2023	$483
2024	784
2025	803
2026	754
2027	—
Thereafter	—
Total operating lease payments	2,824
Less: interest	148
Present value of operating lease liabilities	$2,676

	March 31,
	2023		2022
Weighted-average remaining lease term	3.67	years	4.65	years
Weighted-average discount rate	3.29%		3.07%

The components of total lease cost are as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Operating lease cost	$159	$142
Short-term lease cost	59	—
Total lease cost	$218	$142

Cash paid for operating leases	$216	$163

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

	(In thousands)
March 31, 2023
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$92,269	$—
CMOs – agency	—	15,667	—
Total available-for-sale	$—	$107,936	$—

December 31, 2022
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$92,945	$—
CMOs – agency	—	16,324	—
Total available-for-sale	$—	$109,269	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 and 2022.

The equity investment in Litify, accounted for at cost and adjusted for observable prices changes, was measured on a nonrecurring basis and assigned a Level 3 fair value of $1.6 million as of March 31, 2023, as a majority of the investee ownership was acquired by an unrelated third party in February 2023. The fair value was determined using observable transaction activity under the market approach where the significant unobservable inputs include the 50% control premium paid by the third party.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at March 31, 2023 and December 31, 2022:

	Fair Value Measurement at March 31, 2023, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$203,799	$203,799	$—	$—	$203,799
Securities purchased under agreements to resell, at cost	49,230	—	—	49,230	49,230
Securities, held-to-maturity	76,931	—	69,123	—	69,123
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	952,678	—	—	946,958	946,958
Accrued interest receivable	6,522	—	529	5,993	6,522

Financial Liabilities:
Time deposits	6,352	—	6,231	—	6,231
Demand and other deposits	1,258,020	1,258,020	—	—	1,258,020
Secured borrowings	46	—	—	46	46
Accrued interest payable	17	—	17	—	17

	Fair Value Measurement at December 31, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$164,122	$164,122	$—	$—	$164,122
Securities purchased under agreements to resell, at cost	49,567	—	—	49,567	49,567
Securities, held-to-maturity	78,377	—	69,346	—	69,346
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	935,072	—	—	927,481	927,481
Accrued interest receivable	5,768	—	449	5,319	5,768

Financial Liabilities:
Time deposits	19,558	—	19,459	—	19,459
Demand and other deposits	1,208,678	1,208,678	—	—	1,208,678
Secured borrowings	46	—	—	46	46
Accrued interest payable	30	—	30	—	30

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(15,117)	$(850)
Other comprehensive income (loss) before reclassifications, net of tax	1,385	(6,194)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	1,385	(6,194)
Ending balance	$(13,732)	$(7,044)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2022 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	the continuing impact of the COVID-19 pandemic on our business and results of operation;
●	the impact of the recent bank closings of First Republic Bank, Silicon Valley Bank and Signature Bank and the risks related to continued disruption in the banking industry and financial markets;

●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	political instability;
●	acts of war, terrorism, natural disasters or global market disruptions, including global pandemics;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by subsequent Quarterly Reports on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Critical Accounting Estimates

A summary of our significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in our annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Credit Losses.  Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the results of operations. See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for discussion of our allowance for credit losses policy.

On January 1, 2023, we adopted the CECL Standard. The Company is required under the CECL Standard to estimate and record lifetime credit losses expected to be incurred on such financial instruments over the entire contractual term at the time they are recorded in the financial statements, such as with the funding or purchasing of a loan, or a commitment to lend unless the commitment is unconditionally cancellable. Because this allowance methodology follows a forward-looking lifetime expected loss approach, it is not necessary for a loss event to have been incurred before a credit loss is recognized.  The estimation process in determining an appropriate level for the allowance for credit losses requires consideration of past events, current conditions, and reasonable and supportable forecasts, and involves a significant degree of management judgment. The Company determines the allowance for credit losses using methods it believes are appropriate given the characteristics of each loan portfolio and applies these methods consistently over time.

The Company employs a static pool methodology for all loan segments. In a static pool approach, statistical information about a pool of loans originated during a specified period is tracked over its life (including losses, delinquencies, and pre-payments). In general, this methodology operates by calculating a rate representing the current balance expected to not be collected for each pool. This loss rate is then applied against the current portfolio loans with similar characteristics of those established in the pool.

In accordance with the CECL Standard, the Company must estimate expected credit losses over the contractual term of a loan, adjusted for expected prepayments.  In estimating the life of a loan, the Company cannot extend the contractual term of a loan for expected extensions, renewals, and modifications, unless there is a borrower-held extension or renewal option that is not unconditionally cancelable. In developing the estimate of expected credit losses, the Company must reflect information about past events, current conditions, and reasonable and supportable forecasts. This information should include what is reasonably available without undue cost and effort and may include information sourced internally, externally, or a combination of both.

The estimation of expected credit losses requires the use of forward-looking information that is both reasonable and supportable, including information that relates to economic forecasts and how those forecasts are expected to impact expected future losses. The CECL Standard does not require a specific method for developing economic forecasts, nor does it require a specific timeframe over which a reasonable and supportable forecast should be employed in the Company’s CECL model. While the Company is not precluded from utilizing economic forecasts over the entire contractual term of a loan, the Company utilizes forecasts it believes are reasonable and supportable. The Company considers its methodologies to determine reasonable and supportable forecasts and reversion techniques to be accounting estimates rather than accounting policies or principles. For periods beyond which the Company is unable to determine a reasonable and supportable forecast, it will revert to unadjusted historical loss information in accordance with the CECL Standard.

Qualitative factors are used to supplement the static pool methodology to determine total estimated expected credit losses during a given period. Because the static pool methodology estimates losses based on historical loss information, management utilizes qualitative factors to measure expected credit losses which are not sufficiently captured within the static pool model during a given period.

On a quarterly basis, management determines the extent to which qualitative factors are used to bring the allowance for credit losses to a level deemed appropriate. These adjustments to the allowance for credit losses may be positive or negative to the quantitatively modeled results from the static pool methodology. Final qualitative adjustments to the allowance for credit losses are subject to management judgment.

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of March 31, 2023, there were no individually analyzed loans and no collateral dependent loans on the Consolidated Statements of Financial Condition.

When applying this critical accounting estimate, management’s inputs and estimates of the timing and amounts of future losses are subject to significant judgment as these projected cash flows rely upon factors that depend on current or expected future conditions. Management expects there to be differences between actual and estimated results.

Future changes to the allowance for credit losses may be necessary based on changes in economic, market, or other conditions. Changes to estimates could result in a material change in the allowance for credit losses and charges to provision for credit losses would materially decrease the Company’s net income. The Company’s loan portfolio may experience significant credit losses, which could have a material adverse effect on our operating results.

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of payment processing income, administrative service payment fee income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits, data processing costs, occupancy and equipment costs and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

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

Litigation Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume 1.85%-2.13% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”) published in November 2022 with a total addressable market (“TAM”) of $443 billion for 2020. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for 16 years, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have clients in 28 states and our larger markets include the New York metro area, California, Texas, Florida, Pennsylvania, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9.5% variable rate asset yield on these commercial loans for the quarter ended March 31, 2023. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.89 of low-cost (our cost of funds for the quarter ended March 31, 2023 is 38 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $540.0 million, or 43%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $262.5 million at March 31, 2023, makes this litigation vertical a highly desirable core low-cost funding platform fueling growth in other lending areas.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew 9.7% from 2019 to 2021 with payment volumes or TAM of $9.5 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 85 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 78,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $8 billion in processing volume across 143 million transactions in the quarter ended March 31, 2023.

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

The success of our national litigation and payment processing verticals coupled with our focus on the New York metro market and branchless technology has led to industry leading performance. For the quarter ended March 31, 2023, we have produced industry leading returns including, but not limited to, a return on average assets and average equity of 3.68% and 30.45%, respectively; industry leading net interest margin of 6.03%; strong efficiency ratio of 42.2%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 21% of total revenue, which includes a nonrecurring gain on a fintech equity investment of $4.0 million (our payment processing vertical has a compound annual growth rate of 46% since 2017). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with 59% of our loans being variable rate tied to prime, solid credit metrics with no non-performing assets, a stable low cost deposit base, and strong available liquidity of $588.4 million, or 47% of deposits, with no outstanding borrowings ensures that our Company is poised for future growth and success.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Assets.  Our total assets were $1.5 billion at March 31, 2023, an increase of $55.2 million, or 4.0%, from $1.4 billion at December 31, 2022, due to increased cash and cash equivalents of $39.7 million, or 24.2%, reflecting our strong liquidity position, and growth in loans held for investment of $18.3 million, or 1.9%.

Loans. The following table provides information regarding the composition of our loans held for investment portfolio at the dates indicated:

	March 31,		December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$274,656	28.4%	$262,489	27.7%
Commercial real estate	91,493	9.5	91,837	9.7
1 – 4 family	21,730	2.2	25,565	2.7
Total real estate	387,879	40.1	379,891	40.1
Commercial	565,927	58.5	552,082	58.2
Consumer	13,116	1.4	16,580	1.7
Total loans held for investment	$966,922	100.0%	$948,553	100.0%
Deferred loan fees and unearned premiums, net	(1,292)		(1,258)
Allowance for credit losses	(12,952)		(12,223)
Loans held for investment, net	$952,678		$935,072

At March 31, 2023, loans were $965.6 million, or 76.4% of total deposits, compared to $947.3 million, or 77.1% of total deposits, at December 31, 2022. The growth in loans was primarily driven by net production in commercial and multifamily loans, offset by paydowns in consumer and 1-4 family loans. Commercial loans increased $13.8 million, or 2.5%, to $565.9 million at March 31, 2023 from $552.1 million at December 31, 2022, driven by both our litigation related loans and other commercial relationships. Multifamily loans increased $12.2 million, or 4.6%, to $274.7 million at March 31, 2023 from $262.5 million at December 31, 2022. Consumer loans decreased $3.5 million, or 20.9%, to $13.1 million at March 31, 2023 from $16.6 million at December 31, 2022. 1-4 family loans decreased $3.8 million, or 15.0%, to $21.7 million at March 31, 2023 from $25.6 million at December 31, 2022.

The following table sets forth the composition of our Litigation-Related loans held for investment portfolio by type of loan at the dates indicated:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$246,542	51.4%	$254,960	54.5%
Case cost lines of credit	134,238	28.0	130,290	27.9
Term loans	96,108	20.0	79,425	17.0
Total Commercial Litigation-Related	476,888	99.4	464,675	99.4
Consumer Litigation-Related:
Post-settlement consumer loans	3,027	0.6	2,653	0.6
Structured settlement loans	39	—	49	—
Total Consumer Litigation-Related	3,066	0.6	2,702	0.6
Total Litigation-Related Loans	$479,954	100.0%	$467,377	100.0%

At March 31, 2023, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $480.0 million, or 49.6% of our total loan portfolio, compared to $467.4 million, or 49.3% of our total loan portfolio at December 31, 2022. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale decreased $1.3 million, or 1.2%, to $107.9 million at March 31, 2023 from $109.3 million at December 31, 2022, driven by paydowns of $3.2 million, offset by unrealized gains of $1.9 million.

Funding. Total deposits increased $36.1 million, or 2.9%, to $1.3 billion at March 31, 2023 from $1.2 billion at December 31, 2022. We continue to focus on the acquisition and expansion of core deposit relationships. Core deposits, which we define as total deposits excluding time deposits, totaled $1.3 billion at March 31, 2023, or 99.5% of total deposits at that date, compared to $1.2 billion or 98.4% of total deposits at December 31, 2022. Litigation and payment processing deposits represent $1.1 billion, or 71% and 12%, respectively, of total deposits at March 31, 2023. Demand deposits (noninterest bearing) increased $104.2 million, or 23.4%, to $548.5 million, representing 43.4% of total deposits at March 31, 2023.

Core commercial relationship banking clients in our two national verticals represent approximately 90% of our $1.3 billion deposit base at March 31, 2023. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services, leading to no client attrition during the recent market turmoil. Our deposit strategy primarily focuses on developing full commercial banking relationships with our clients through lending facilities, payment processing, and other unique service orientated relationships in our two national verticals, rather than just competing with other institutions on rate. Our longer duration IOLTA, escrow and claimant trust settlement deposits represent $540.0 million, or 42.7%, of total deposits. These law firm escrow accounts, as well as other fiduciary deposit accounts, are for the benefit of the law firm’s clients (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. As of March 31, 2023, uninsured deposits were $417.0 million, or 33%, of our total deposits of $1.3 billion, excluding $7.4 million of affiliate deposits held by the Bank. More than 90% of our uninsured deposits represent clients with full relationship banking (loans, payment processing, and other service oriented relationships) including, but not limited to, law firm operating accounts, law firm escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of March 31, 2023, off-balance sheet sweep funds totaled approximately $262.5 million, of which approximately $140.5 million, or 53.5%, was available to be swept back onto our balance sheet as reciprocal client relationship deposits. Our deposit growth and off-balance sheet funds continue to demonstrate our highly efficient branchless and technology enabled deposit platforms.

At March 31, 2023, we had the ability to borrow a total of $144.8 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $36.6 million. No borrowing amounts were outstanding as of March 31, 2023. Historically, we have never leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Equity. Total stockholders’ equity increased $12.6 million to $170.8 million at March 31, 2023, from $158.2 million at December 31, 2022, primarily due to net income of $12.2 million, other comprehensive income of $1.4 million due to the increase in fair value of our available-for-sale securities portfolio, and amortization of share based compensation of $790 thousand, partially offset by dividends declared to common stockholders of $819 thousand, a January 1, 2023 reduction of $568 thousand, net of tax, attributable to the adoption of the CECL standard, and the repurchase of 7,500 shares at a cost of $268 thousand.

Asset Quality. There were no nonperforming assets as of March 31, 2023. The allowance for credit losses was $13.0 million, or 1.34% of total loans, as of March 31, 2023, as compared to $12.2 million, or 1.29% of total loans at December 31, 2022. As of January 1, 2023, the Company adopted the CECL Standard which increased our allowance for credit losses as a percentage of loans by 2 basis points, or $283 thousand, which was reflected as an adjustment to retained earnings. The remaining increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment. As part of the adoption of the CECL Standard, management established a credit reserve for unfunded loan commitments of $500 thousand which is classified in Other liabilities on the Statement of Financial Condition and reflected as an adjustment to retained earnings. At March 31, 2023, special mention and substandard loans totaled $5.4 million and $721 thousand, respectively. At December 31, 2022, special mention and substandard loans totaled $13.7 million and $721 thousand, respectively. The decrease of $8.3 million in special mention loans from December 31, 2022 was due to paydowns.

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

	Three Months Ended
	March 31,			March 31,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$951,925	$17,615	7.50%	$776,566	$11,020	5.76%
Securities, includes restricted stock	208,819	1,154	2.24%	181,328	815	1.82%
Securities purchased under agreements to resell	49,405	653	5.36%	49,612	132	1.08%
Interest earning cash and other	88,209	943	4.34%	72,456	57	0.32%
Total interest earning assets	1,298,358	20,365	6.36%	1,079,962	12,024	4.52%

NONINTEREST EARNING ASSETS	44,186			50,787

TOTAL AVERAGE ASSETS	$1,342,544			$1,130,749

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$648,183	$1,012	0.63%	$489,245	$218	0.18%
Time deposits	9,424	63	2.71%	19,242	19	0.40%
Total interest bearing deposits	657,607	1,075	0.66%	508,487	237	0.19%
Borrowings	47	1	8.63%	50	1	8.11%
Total interest bearing liabilities	657,654	1,076	0.66%	508,537	238	0.19%

NONINTEREST BEARING LIABILITIES
Demand deposits	504,765			469,938
Other liabilities	17,897			8,414
Total noninterest bearing liabilities	522,662			478,352
Stockholders' equity	162,228			143,860

TOTAL AVG. LIABILITIES AND EQUITY	$1,342,544			$1,130,749
Net interest income		$19,289			$11,786
Net interest spread			5.70%			4.33%
Net interest margin			6.03%			4.43%

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

	Three Months Ended
	March 31,
	2023 vs. 2022
	Increase
	(Decrease) due to		Total
	Volume	Rate	Increase

	(In thousands)
Interest earned on:
Loans held for investment	$2,811	$3,784	$6,595
Securities, includes restricted stock	135	204	339
Securities purchased under agreements to resell	(1)	522	521
Interest earning cash and other	15	871	886
Total interest income	2,960	5,381	8,341

Interest paid on:
Savings, NOW, money market deposits	91	703	794
Time deposits	(14)	58	44
Total deposits	77	761	838
Borrowings	—	—	—
Total interest expense	77	761	838
Change in net interest income	$2,883	$4,620	$7,503

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General.  Net income increased $6.8 million, or 128.0%, to $12.2 million for the three months ended March 31, 2023 from $5.3 million for the three months ended March 31, 2022. The increase resulted from a $7.5 million increase in net interest income, and an increase in noninterest income of $4.8 million, which was primarily attributable to a $4.0 million nonrecurring gain on our equity investment in a litigation fintech company, partially offset by an increase of $3.1 million in noninterest expense and $838 thousand in interest expense.

Net Interest Income.  Net interest income increased $7.5 million, or 63.7%, to $19.3 million for the three months ended March 31, 2023 from $11.8 million for the three months ended March 31, 2022, due to a $8.3 million increase in interest income, partially offset by a $838 thousand increase in interest expense.

Our net interest margin increased 160 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and the impact of increases in short-term market interest rates, to 6.03% for the three months ended March 31, 2023 from 4.43% for the three months ended March 31, 2022.

Interest Income.  Interest income increased $8.3 million, or 69.4%, to $20.4 million for the three months ended March 31, 2023 from $12.0 million for the three months ended March 31, 2022 and was attributable to an increase in loan, securities, interest earning cash, and reverse repurchase interest income.

Loan interest income increased $6.6 million, or 59.8%, to $17.6 million for the three months ended March 31, 2023 from $11.0 million for the three months ended March 31, 2022. This increase was attributable to a $175.4 million, or 22.6%, increase in the average loan balance driven primarily by our national commercial lending and local region real estate platforms and a 174 basis point increase in loan yields to 7.50%. Additionally, approximately 59% of our portfolio is comprised of variable rate commercial loans tied to prime that were positively impacted by increases in short-term market interest rates.

Securities interest income increased $339 thousand, or 41.6%, to $1.2 million for the three months ended March 31, 2023 from $815 thousand for the three months ended March 31, 2022. This increase was primarily attributable to management’s opportunistic investment of excess liquidity in our mortgage backed agency securities portfolio, driving a $27.5 million, or 15.2%, increase in these higher yielding average securities balances, and a 42 basis point increase in yields which was positively impacted by increases in short-term interest rates.

Interest earning cash interest income increased $886 thousand to $943 thousand for the three months ended March 31, 2023 from $57 thousand for the three months ended March 31, 2022, attributable to a 402 basis point increase in yields which was positively impacted by increases in short-term interest rates as well as a $15.8 million, or 21.7%, increase in the average balance of interest earning cash.

Securities purchased under agreements to resell income increased $521 thousand, or 394.7%, to $653 thousand for the three months ended March 31, 2023 from $132 thousand for the three months ended March 31, 2022, attributable to a 428 basis point increase in yields which was positively impacted by increases in short-term interest rates.

Interest Expense.  Interest expense increased $838 thousand, or 352.1%, to $1.1 million for the three months ended March 31, 2023 from $238 thousand for the three months ended March 31, 2022, primarily attributable to a $149.1 million, or 29.3%, increase in the average balance of interest bearing deposits, driven by our litigation related escrow deposit growth. The blended interest rate we paid on interest bearing deposits increased to 66 basis points for the three months ended March 31, 2023, from 19 basis points for the three months ended March 31, 2022.

Provision for Credit Losses.  Our provision for credit losses was $500 thousand for the three months ended March 31, 2023, a decrease of $140 thousand from the $640 thousand in the first quarter of 2022. As of March 31, 2023, our allowance to loans ratio was 1.34% as compared to 1.16% as of March 31, 2022. As of January 1, 2023, the Company adopted the CECL Standard, increasing our allowance for credit losses as a percentage of loans by 2 basis points, or $283 thousand, which was reflected as an adjustment to retained earnings. The remaining increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$5,300	$5,100	$200	3.9%
ACH income	213	216	(3)	(1.4)
Total payment processing fees	5,513	5,316	197	3.7
Customer related fees, service charges and other:
Administrative service income	529	9	520	NM
Gain on equity investment	4,027	—	4,027	NA
Gain on loans held for sale	—	90	(90)	(100.0)
Other	193	87	106	121.8
Total customer related fees, service charges and other	4,749	186	4,563	2,453.2%
Total noninterest income	$10,262	$5,502	$4,760	86.5

Payment processing income in the first quarter of 2023 increased $200 thousand to $5.3 million, as compared to the same period in 2022. Payment processing volumes and transactions for the credit and debit card processing platform increased $1.4 billion, or 23.2%, to $7.7 billion and 25.1 million, or 21.3%, to 142.9 million transactions, respectively, for the quarter ended March 31, 2023, as compared to the same period in 2022. These increases were due to the expansion of sales channels through ISOs, an increased number of merchants, and volume increases, which were facilitated by our focus on technology and other resources in the payments vertical. Other income increased due to a nonrecurring gain on our equity investment in a litigation fintech company of $4.0 million. In February 2023, Litify, Inc. was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As an equity holder and party to the reorganization and sale transaction, a majority of the Company’s partnership interests were exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company recognized a gain on its investment of $4.0 million in the first quarter of 2023. Administrative service income increased due to the movement in short-term interest rates and is directly impacted by the average balance of off-balance sheet funds. Off-balance sheet sweep funds totaled $262.5 million at March 31, 2023, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$7,484	$6,134	$1,350	22.0%
Occupancy and equipment	829	751	78	10.4
Professional and consulting services	1,543	611	932	152.5
FDIC and regulatory assessments	144	123	21	17.1
Advertising and marketing	429	225	204	90.7
Travel and business relations	148	90	58	64.4
Data processing	1,133	1,008	125	12.4
Other operating expenses	771	438	333	76.0
Total noninterest expense	$12,481	$9,380	$3,101	33.1%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support growth as well as the impact of year end salary, stock-based compensation increases, and current bonus accrual estimates. Due to the effects of inflation on the overall economy and consumer prices, we proactively increased our employees’ base salary at year-end in excess of industry and national averages to support employee retention. Professional services costs increased primarily due to the retention of a global executive search firm to: further expand our national sales capabilities (senior business development officers) outside of New York and Florida; expand our senior underwriting capabilities to support future growth; and enhance our payment processing senior risk management, as well as costs incurred for continued business development. Advertising and marketing costs increased as we continued to grow our brand and targeted digital marketing platform and expand our thought leadership in our national verticals. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth.

Income Tax Expense.  We recorded an income tax expense of $4.4 million for the three months ended March 31, 2023, reflecting an effective tax rate of 26.5%, compared to $1.9 million, or 26.5%, for the three months ended March 31, 2022.

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

	March 31,
	2023
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$100,361	$18,185
300	95,825	13,649
200	91,306	9,130
100	86,764	4,588
0	82,176	—
-100	77,500	(4,676)
-200	72,497	(9,679)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2023.

	March 31,
	2023
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$327,504	$48,265
300	316,996	37,757
200	305,740	26,501
100	293,358	14,119
0	279,239	—
-100	262,343	(16,896)
-200	242,108	(37,131)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $203.8 million.

At March 31, 2023, our securities purchased under agreements to resell, which are 30 days in duration and collateralized by Ginnie Mae (“GNMA”) qualifying securities, totaled $49.2 million.

At March 31, 2023, through pledging of our securities and certain loans, we had the ability to borrow a total of $144.8 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $36.6 million. No borrowing amounts were outstanding at March 31, 2023.

At March 31, 2023, our off-balance sheet sweeps funds totaled $262.5 million, of which, $140.5 million was able to be swept back onto our balance sheet.

Our overall liquidity position (cash, reverse repos, borrowing capacity, and available reciprocal client sweep balances) totaled $588.4 million, or 47% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or obtain additional funds through brokered certificates of deposit.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2023, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2023
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.14%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.89%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.89%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.31%

Effective January 1, 2020, the federal banking agencies adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized”. The CARES Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio. For the current period, the Bank has elected to continue to utilize the generally applicable leverage and risk based requirements and not apply the community bank leverage ratio.

In 2019, the federal banking agencies issued a final rule that, among other provisions, revised the agencies’ regulatory capital rule and included a transition option that allows institutions to phase in over a 3-year transition period the day-one effects of adopting the CECL Standard on their regulatory capital ratios (“2019 CECL rule”). For the current period, Esquire has elected to not apply the 2019 CECL rule transition option.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2023, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

Other than as noted below, there have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving First Republic Bank, Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness of banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including a significant portion of the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. Generally, commercial banks have a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the quarter ended March 31, 2023 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2023 through January 31, 2023	—	$—	—	265,694
February 1, 2023 through February 28, 2023	—	—	—	265,694
March 1, 2023 through March 31, 2023	7,500	35.70	7,500	258,194

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.         Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Esquire Financial Holdings, Inc. (1)

3.2	Amended and Restated Bylaws of Esquire Financial Holdings, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
(1)	Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto.
(2)	Incorporated by reference to Exhibit 3.2 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 12, 2023	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: May 12, 2023	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer