Form 10-Q
period 2023-06-30
Esquire Financial Holdings, Inc.
filed 2023-08-11
CIK 1531031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2023, there were 8,202,532 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$106,199	$164,122
Securities purchased under agreements to resell, at cost	49,505	49,567
Securities available-for-sale, at fair value	103,681	109,269
Securities held-to-maturity, at cost (fair value of $72,015 and $69,346, at June 30, 2023 and December 31, 2022, respectively)	80,883	78,377
Securities, restricted, at cost	2,928	2,810

Loans held for investment	1,055,782	947,295
Less: allowance for credit losses	(14,179)	(12,223)
Loans, net of allowance	1,041,603	935,072
Premises and equipment, net	2,501	2,704
Accrued interest receivable	6,985	5,768
Other assets	56,269	47,950
Total assets	$1,450,554	$1,395,639

Liabilities:
Deposits:
Demand	$508,916	$444,324
Savings, NOW and money market	729,586	764,354
Time	20,482	19,558
Total deposits	1,258,984	1,228,236

Accrued expenses and other liabilities	12,664	9,245
Total liabilities	1,271,648	1,237,481

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,246,793 and 8,238,041 shares issued, respectively; and 8,192,379 and 8,195,333 shares outstanding, respectively	82	82
Additional paid-in capital	98,018	96,387
Retained earnings	96,593	77,712
Accumulated other comprehensive loss	(14,442)	(15,117)
Treasury stock at cost (54,414 and 42,708 shares, respectively)	(1,345)	(906)
Total stockholders’ equity	178,906	158,158
Total liabilities and stockholders’ equity	$1,450,554	$1,395,639

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans held for investment	$19,137	$12,423	$36,752	$23,443
Securities, includes restricted stock	1,189	1,033	2,343	1,849
Securities purchased under agreements to resell	715	190	1,368	322
Interest earning cash and other	1,014	309	1,957	366
Total interest income	22,055	13,955	42,420	25,980

Interest expense:
Savings, NOW and money market deposits	1,809	255	2,821	473
Time deposits	156	26	219	45
Borrowings	1	1	2	2
Total interest expense	1,966	282	3,042	520

Net interest income	20,089	13,673	39,378	25,460
Provision for credit losses	1,325	850	1,825	1,490
Net interest income after provision for credit losses	18,764	12,823	37,553	23,970

Noninterest income:
Payment processing fees	5,764	5,513	11,277	10,829
Administrative service income	739	617	1,268	626
Gain on equity investment	—	—	4,027	—
Customer related fees, service charges and other	192	79	385	256
Total noninterest income	6,695	6,209	16,957	11,711

Noninterest expense:
Employee compensation and benefits	7,803	6,299	15,287	12,433
Occupancy and equipment	835	749	1,664	1,500
Professional and consulting services	1,615	847	3,158	1,458
FDIC and regulatory assessments	182	136	326	259
Advertising and marketing	320	404	749	629
Travel and business relations	246	134	394	224
Data processing	1,249	1,052	2,382	2,060
Other operating expenses	726	770	1,497	1,209
Total noninterest expense	12,976	10,391	25,457	19,772

Net income before income taxes	12,483	8,641	29,053	15,909
Income tax expense	3,370	2,290	7,761	4,216

Net income	$9,113	$6,351	$21,292	$11,693

Earnings per share
Basic	$1.18	$0.83	$2.76	$1.53
Diluted	$1.10	$0.78	$2.57	$1.43

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$9,113	$6,351	$21,292	$11,693
Other comprehensive income (loss):
Unrealized (losses) gains arising during the period on securities available-for-sale	(980)	(5,839)	931	(14,364)
Reclassification adjustment for net (losses) gains included in net income	—	—	—	—
Tax effect	270	1,606	(256)	3,937
Total other comprehensive (loss) income	(710)	(4,233)	675	(10,427)
Total comprehensive income	$8,403	$2,118	$21,967	$1,266

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2023	—	8,190,758	$—	$82	$97,224	$88,504	$(13,732)	$(1,327)	$170,751
Net income	—	—	—	—	—	9,113	—	—	9,113
Other comprehensive loss	—	—	—	—	—	—	(710)	—	(710)
Exercise of stock options, net of repurchases (2,070 shares)	—	2,121	—	—	6	—	—	—	6
Stock compensation expense	—	—	—	—	788	—	—	—	788
Cash dividends declared to common stockholders ($0.125 per share)	—	—	—	—	—	(1,024)	—	—	(1,024)
Purchase of common stock	—	(500)	—	—	—	—	—	(18)	(18)
Balance at June 30, 2023	—	8,192,379	$—	$82	$98,018	$96,593	$(14,442)	$(1,345)	$178,906

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2022	—	8,076,320	$—	$81	$94,172	$56,802	$(7,044)	$(626)	$143,385
Net income	—	—	—	—	—	6,351	—	—	6,351
Other comprehensive loss	—	—	—	—	—	—	(4,233)	—	(4,233)
Exercise of stock options, net of repurchases (2,734 shares)	—	7,166	—	—	171	—	—	—	171
Restricted stock award forfeitures	—	(3,000)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	580	—	—	—	580
Cash dividends declared to common stockholders ($0.09 per share)	—	—	—	—	—	(727)	—	—	(727)
Balance at June 30, 2022	—	8,080,486	$—	$81	$94,923	$62,426	$(11,277)	$(626)	$145,527

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2023	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Cumulative change in accounting principle (Note 1)	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	21,292	—	—	21,292
Other comprehensive income	—	—	—	—	—	—	675	—	675
Exercise of stock options, net of repurchases (3,418 shares)	—	8,752	—	—	53	—	—	—	53
Stock compensation expense	—	—	—	—	1,578	—	—	—	1,578
Cash dividends declared to common stockholders ($0.225 per share)	—	—	—	—	—	(1,843)	—	—	(1,843)
Shares received related to tax withholding	—	(3,706)	—	—	—	—	—	(153)	(153)
Purchase of common stock	—	(8,000)	—	—	—	—	—	(286)	(286)
Balance at June 30, 2023	—	8,192,379	$—	$82	$98,018	$96,593	$(14,442)	$(1,345)	$178,906

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2022	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	11,693	—	—	11,693
Other comprehensive loss	—	—	—	—	—	—	(10,427)	—	(10,427)
Exercise of stock options, net of repurchases (2,734 shares)	—	7,166	—	—	171	—	—	—	171
Restricted stock forfeitures	—	(13,750)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,141	—	—	—	1,141
Shares received related to tax withholding	—	(1,776)	—	—	—	—	—	(59)	(59)
Cash dividends declared to common stockholders ($0.09 per share)	—	—	—	—	—	(727)	—	—	(727)
Balance at June 30, 2022	—	8,080,486	$—	$81	$94,923	$62,426	$(11,277)	$(626)	$145,527

See accompanying condensed notes to interim condensed consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$21,292	$11,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,825	1,490
Depreciation and amortization of premises and equipment	349	359
Stock compensation expense	1,578	1,141
Gain on equity investment	(4,027)	—
Gain on loans held for sale	—	(88)
Net amortization (accretion):
Securities	226	276
Loans	(707)	(427)
Right of use asset	292	239
Software	626	601
Changes in other assets and liabilities:
Accrued interest receivable	(1,217)	(497)
Other assets	(7,879)	1,578
Operating lease liability	(291)	(285)
Accrued expenses and other liabilities	3,040	2,378
Net cash provided by operating activities	15,107	18,458
Cash flows from investing activities:
Net change in loans	(107,649)	(74,681)
Net change in securities purchased under agreements to resell	62	1,240
Purchases of securities available-for-sale	—	(1,739)
Purchases of securities held-to-maturity	(5,978)	(78,325)
Principal repayments on securities available-for-sale	6,339	12,862
Principal repayments on securities held-to-maturity	3,426	1,999
Purchase of securities, restricted	(118)	(130)
Payoff of loans held for sale	—	600
Proceeds from sale of equity investment	3,737	—
Purchases of premises and equipment	(146)	(35)
Development of capitalized software	(1,324)	(714)
Net cash used in investing activities	(101,651)	(138,923)
Cash flows from financing activities:
Net increase in deposits	30,748	127,081
Decrease in borrowings	(1)	(1)
Exercise of stock options, net of repurchases	53	171
Tax withholding payments for vested equity awards	(153)	(59)
Cash dividends paid to common stockholders	(1,740)	(687)
Purchase of common stock	(286)	—
Net cash provided by financing activities	28,621	126,505
Increase (decrease) in cash and cash equivalents	(57,923)	6,040
Cash and cash equivalents at beginning of the period	164,122	149,156
Cash and cash equivalents at end of the period	$106,199	$155,196

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,942	$518
Taxes	9,885	2,979
Noncash transactions:
Dividends declared but not paid	103	40
Cumulative change in accounting principle (Note 1)	(568)	—
Exchange of equity investment for note receivable	1,100	—
Contribution of loans held for sale in exchange for an equity interest in a variable interest entity	—	13,500

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

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2022 and 2021. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. Certain balances in the prior year financial statements were reclassified to conform to current presentation. The reclassifications had no effect on prior year net income or stockholders’ equity.

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

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within other assets on the Consolidated Statement of Financial Condition. As of June 30, 2023, the investment’s carrying amount was $12.2 million.

Equity Investment Without Readily Determinable Fair Value

In 2018, the Company purchased a 4.95% interest in Litify, Inc., a technology solution to automate and manage a law firm’s business and cases, for a cost of $2.4 million. As Litify, Inc. is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. In February 2023, Litify, Inc. was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As party to the reorganization and sale transaction, a majority ownership of the Company’s partnership interests was exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company recognized a gain on its investment of $4.0 million in the first quarter of 2023. At June 30, 2023, the equity investment’s carrying amount was $1.6 million compared to a carrying amount of $2.4 million at December 31, 2022. In addition, the Company has recorded a note receivable of $1.1 million as of June 30, 2023 related to the restructuring. The equity investment and note receivable are presented within Other assets on the Consolidated Statements of Financial Condition.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the Consolidated Financial Statements.

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “current expected credit loss” (“CECL” or the “CECL Standard”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held-to-maturity, as well as off-balance sheet credit exposures, including loan commitments, standby letters of credit, and financial guarantees. It significantly made changes to estimates of credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. In addition, the CECL Standard made changes to the accounting for available-for-sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

The CECL Standard requires an entity to assess whether financial assets share similar risk characteristics. If similar risk characteristics exist, management must measure expected credit losses of financial assets on a collective (pool) basis, considering the risk associated with the designated pool. If similar risk characteristics do not exist based on various factors, management must measure the financial asset for expected credit losses on an individual basis.  Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, or that the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. The fair value of the collateral is adjusted for estimated costs to sell the collateral in instances where the repayment of the loan is dependent on the sale of the collateral. As of June 30, 2023, there were no individually analyzed loans and no collateral dependent loans on the Consolidated Statements of Financial Condition.

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

Allowance for credit losses on securities held-to-maturity.  The CECL Standard requires that securities held-to-maturity be accounted for under the CECL methodology, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. The Company pools securities held-to-maturity based on shared risk characteristics with losses estimated assuming future cash flows not expected to be collected.  For securities held-to-maturity with no historical losses, the Company can rely on external data. For example, credit rating agencies’ loss data and default rates can be utilized on specific bonds with associated grades. Agency rating changes can be incorporated along with current and forecasted conditions to determine the allowance for credit losses associated with securities held-to-maturity. All of the Company’s securities held-to-maturity are agency backed securities and have zero expected credit losses under current conditions and reasonable and supportable forecasts. Factors considered in management’s expectation of zero expected credit losses in the securities held-to-maturity portfolio are the explicit guarantee by a sovereign government, long history of no credit losses, and consistent high credit rating by rating agencies. The Company’s securities held-to-maturity are either explicitly or implicitly guaranteed by the U.S. government agencies, are highly rated by major ratings agencies, and have a long history of no credit losses. Accordingly, there was no allowance for credit losses on securities held-to-maturity as of June 30, 2023.

Allowance for credit losses on securities available-for-sale.  For securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of the expected cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. All of the Company’s securities available-for-sale have zero expected credit losses under current conditions and reasonable and supportable forecasts. Accordingly, there was no allowance for credit losses on securities available-for-sale as of June 30, 2023.

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

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASU 326-20,

“Financial Instruments — Credit Losses: Measured at Amortized Cost”. The adoption of the standard did not have an impact on the Company’s operating results or financial condition as there were no TDRs on January 1, 2023.

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

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$106,730	$—	$(17,645)	$89,085
Collateralized mortgage obligations ("CMOs") – agency	16,871	—	(2,275)	14,596
Total available-for-sale	$123,601	$—	$(19,920)	$103,681

	June 30, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$80,883	$—	$(8,868)	$72,015
Total held-to-maturity	$80,883	$—	$(8,868)	$72,015

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$111,445	$—	$(18,500)	$92,945
CMOs – agency	18,675	—	(2,351)	16,324
Total available-for-sale	$130,120	$—	$(20,851)	$109,269

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$78,377	$—	$(9,031)	$69,346
Total held-to-maturity	$78,377	$—	$(9,031)	$69,346

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

There were no sales or calls of securities for the three and six months ended June 30, 2023 and 2022.

At June 30, 2023, securities having a fair value of $133.0 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $126.2 million. At December 31, 2022, securities having a fair value of $141.5 million were pledged to the FHLB for borrowing capacity totaling $135.1 million. At June 30, 2023 and December 31, 2022, the Company had no outstanding FHLB advances.

At June 30, 2023, securities having a fair value of $42.7 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $42.6 million. At December 31, 2022, securities having a fair value of $37.1 million were pledged to the FRB for borrowing capacity totaling $36.1 million. At June 30, 2023 and December 31, 2022, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$3,949	$(247)	$85,136	$(17,398)	$89,085	$(17,645)
CMOs – agency	—	—	14,596	(2,275)	14,596	(2,275)
Total available-for-sale	$3,949	$(247)	$99,732	$(19,673)	$103,681	$(19,920)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$27,939	$(1,395)	$44,076	$(7,473)	$72,015	$(8,868)
Total held-to-maturity	$27,939	$(1,395)	$44,076	$(7,473)	$72,015	$(8,868)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities - agency	$8,902	$(725)	$84,043	$(17,775)	$92,945	$(18,500)
CMOs - agency	11,798	(992)	4,526	(1,359)	16,324	(2,351)
Total available-for-sale	$20,700	$(1,717)	$88,569	$(19,134)	$109,269	$(20,851)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)
Total held-to-maturity	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at June 30, 2023.

As of June 30, 2023, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

Accrued interest receivable on securities totaling $423 thousand at June 30, 2023, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30,	December 31,
	2023	2022

	(In thousands)
Real estate:
Multifamily	$298,718	$262,489
Commercial real estate	91,057	91,837
1 – 4 family	21,606	25,565
Construction	—	—
Total real estate	411,381	379,891
Commercial	634,890	552,082
Consumer	10,500	16,580
Total loans held for investment	1,056,771	948,553
Deferred fees and unearned premiums, net	(989)	(1,258)
Allowance for credit losses	(14,179)	(12,223)
Loans held for investment, net	$1,041,603	$935,072

The following tables present the activity in the allowance for credit losses by class for the three months ending June 30, 2023, under the CECL methodology, and June 30, 2022 under the incurred loss methodology:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
June 30, 2023
Allowance for credit losses:
Beginning balance	$2,106	$885	$54	$—	$9,588	$319	$12,952
Provision (credit) for credit losses	317	(18)	11	—	983	32	1,325
Recoveries	—	—	—	—	—	16	16
Loans charged-off	—	—	—	—	(5)	(109)	(114)
Total ending allowance balance	$2,423	$867	$65	$—	$10,566	$258	$14,179

June 30, 2022
Allowance for credit losses:
Beginning balance	$1,864	$688	$231	$—	$6,575	$133	$9,491
Provision for credit losses	35	214	22	—	534	45	850
Recoveries	17	—	—	—	—	—	17
Loans charged-off	—	—	—	—	(64)	(23)	(87)
Total ending allowance balance	$1,916	$902	$253	$—	$7,045	$155	$10,271

The following tables present the activity in the allowance for credit losses by class for the six months ending June 30, 2023, under the CECL methodology, and June 30, 2022 under the incurred loss methodology:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
June 30, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$—	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	—	514	1	283
Provision (credit) for credit losses	398	(46)	4	—	1,412	57	1,825
Recoveries	—	—	—	—	—	16	16
Loans charged-off	—	—	—	—	(5)	(163)	(168)
Total ending allowance balance	$2,423	$867	$65	$—	$10,566	$258	$14,179

June 30, 2022
Allowance for credit losses:
Beginning balance	$1,789	$552	$285	$—	$6,319	$131	$9,076
Provision (credit) for credit losses	288	350	(32)	—	788	96	1,490
Recoveries	17	—	—	—	2	—	19
Loans charged-off	(178)	—	—	—	(64)	(72)	(314)
Total ending allowance balance	$1,916	$902	$253	$—	$7,045	$155	$10,271

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

As of June 30, 2023, there were no collateral dependent loans on the Consolidated Statements of Financial Condition.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2023 and December 31, 2022:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2023
Multifamily	$—	$—	$—	$—	$—	$298,718	$298,718
Commercial real estate	—	—	—	—	—	91,057	91,057
1 – 4 family	—	—	—	—	—	21,606	21,606
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	634,890	634,890
Consumer	17	37	—	4	58	10,442	10,500
Total	$17	$37	$—	$4	$58	$1,056,713	$1,056,771

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2022
Multifamily	$—	$—	$—	$—	$—	$262,489	$262,489
Commercial real estate	—	—	—	—	—	91,837	91,837
1 – 4 family	—	—	—	—	—	25,565	25,565
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	552,082	552,082
Consumer	36	8	—	4	48	16,532	16,580
Total	$36	$8	$—	$4	$48	$948,505	$948,553

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

The following is a summary of the credit risk profile of loans, net of deferred fees and unearned premiums, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	June 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$42,338	$29,312	$110,987	$23,763	$23,681	$56,992	$—	$—	$287,073
Special Mention	—	—	—	11,043	—	—	—	—	11,043
Substandard	—	—	—	—	—	721	—	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total	42,338	29,312	110,987	34,806	23,681	57,713	—	—	298,837
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	—	58,889	10,679	1,778	5,726	10,211	—	—	87,283
Special Mention	3,715	—	—	—	—	—	—	—	3,715
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,715	58,889	10,679	1,778	5,726	10,211	—	—	90,998
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	1,879	—	—	4,335	15,395	—	—	21,609
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,879	—	—	4,335	15,395	—	—	21,609
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	44,704	87,513	15,680	617	1,616	522	476,275	3,210	630,137
Special Mention	—	—	709	—	—	—	2,455	—	3,164
Substandard	—	—	—	—	—	—	361	—	361
Doubtful	—	—	—	—	—	—	—	—	—
Total	44,704	87,513	16,389	617	1,616	522	479,091	3,210	633,662
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Consumer:
Pass	689	7,859	352	471	1,210	49	22	—	10,652
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	24	—	24
Doubtful	—	—	—	—	—	—	—	—	—
Total	689	7,859	352	471	1,210	49	46	—	10,676
Current period gross charge-offs	—	141	22	—	—	—	—	—	163

Total:
Pass	87,731	185,452	137,698	26,629	36,568	83,169	476,297	3,210	1,036,754
Special Mention	3,715	—	709	11,043	—	—	2,455	—	17,922
Substandard	—	—	—	—	—	721	385	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$91,446	$185,452	$138,407	$37,672	$36,568	$83,890	$479,137	$3,210	$1,055,782
Total current period gross charge-offs	$—	$141	$22	$—	$—	$5	$—	$—	$168

The risk category of loans by class of loans as of December 31, 2022 is as follows:

	Pass	Special Mention	Substandard	Doubtful

	(In thousands)
December 31, 2022
Multifamily	$258,413	$3,355	$721	$—
Commercial real estate	88,019	3,818	—	—
1 – 4 family	25,565	—	—	—
Construction	—	—	—	—
Commercial	547,412	4,670	—	—
Consumer	14,692	1,888	—	—
Total	$934,101	$13,731	$721	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the three and six months ended June 30, 2023 and 2022, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Pledged Loans

At June 30, 2023, loans totaling $16.6 million were pledged to the FHLB for borrowing capacity totaling $11.9 million. At December 31, 2022, loans totaling $20.6 million were pledged to the FHLB for borrowing capacity totaling $14.2 million.

NOTE 4 — Noninterest Income

Descriptions of revenue-generating activities that are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Payment processing fees:
Payment processing income	$5,550	$5,300	$10,850	$10,401
ACH income	214	213	427	428
Total payment processing fees	5,764	5,513	11,277	10,829
Customer related fees, service charges and other:
Administrative service income	739	617	1,268	626
Gain on equity investment (1)	—	—	4,027	—
(Loss) gain on loans held for sale (1)	—	(2)	—	88
Other	192	81	385	168
Total customer related fees, service charges and other	931	696	5,680	882
Total noninterest income	$6,695	$6,209	$16,957	$11,711
(1)	Represents a valuation adjustment not within the scope of ASC 606.

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

There were no stock options granted during the three and six months ended June 30, 2023 and 2022.

The following table presents a summary of the activity related to options for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	633,984	$18.61
Granted	—	—
Exercised	(12,170)	16.45
Forfeited	(3,501)	36.50
Expired	—	—
Outstanding at period end	618,313	$18.55	4.41
Vested or expected to vest	618,313	$18.55	4.41
Exercisable at period end	510,202	$15.17	3.48

The Company recognized compensation expense related to options of $159 thousand and $112 thousand for the three months ended June 30, 2023 and 2022, respectively. The Company recognized compensation expense related to options of $326 thousand and $236 thousand for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, unrecognized compensation cost related to nonvested options was approximately $990 thousand and is expected to be recognized over a weighted average period of 1.95 years. The intrinsic value for outstanding options and for options vested or expected to vest was $16.8 million and $15.6 million for exercisable options at June 30, 2023.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Intrinsic value of options exercised	$88	$80	$330	$80
Cash received from option exercises	6	171	53	171
Excess tax benefit from option exercises	16	—	73	—

The following table presents a summary of the activity related to restricted stock for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	503,225	$27.92
Granted	—	—
Vested	(20,500)	19.25
Forfeited	—	—
Outstanding at period end	482,725	$28.28

The Company recognized compensation expense related to restricted stock of $629 thousand and $468 thousand for the three months ended June 30, 2023 and 2022, respectively. The Company recognized compensation expense related to restricted stock of $1.3 million and $905 thousand for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $8.7 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.22 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share data)
Basic:
Net income	$9,113	$6,351	$21,292	$11,693
Weighted average shares outstanding	7,708,350	7,628,872	7,708,546	7,624,580
Basic earnings per share	$1.18	$0.83	$2.76	$1.53

Diluted:
Net income	$9,113	$6,351	$21,292	$11,693
Weighted average shares outstanding for basic earnings per share	7,708,350	7,628,872	7,708,546	7,624,580
Add: Dilutive effects of share based awards	591,354	555,540	592,603	541,387
Weighted average shares and dilutive potential shares	8,299,704	8,184,412	8,301,149	8,165,967
Diluted earnings per share	$1.10	$0.78	$2.57	$1.43

Share-based awards totaling 50,500 and 65,050 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2023 and 2022, respectively, because they were anti-dilutive. Share-based awards totaling 50,500 and 67,100 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2023 and 2022, respectively, because they were anti-dilutive.

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

As of June 30, 2023, right of use (“ROU”) lease assets and related lease liabilities were $2.0 million and $2.5 million, respectively. As of December 31, 2022, ROU lease assets and related lease liabilities were $2.3 million and $2.8 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of June 30, 2023, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at June 30, 2023, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2023	$327
2024	784
2025	803
2026	754
2027	—
Thereafter	—
Total operating lease payments	2,668
Less: interest	149
Present value of operating lease liabilities	$2,519

	June 30,
	2023		2022
Weighted-average remaining lease term	3.42	years	4.42	years
Weighted-average discount rate	3.29%		3.08%

The components of total lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost	$156	$142	$315	$283
Short-term lease cost	62	—	121	—
Total lease cost	$218	$142	$436	$283

Cash paid for operating leases	$220	$164	$436	$327

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

	(In thousands)
June 30, 2023
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$89,085	$—
CMOs – agency	—	14,596	—
Total available-for-sale	$—	$103,681	$—

December 31, 2022
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$92,945	$—
CMOs – agency	—	16,324	—
Total available-for-sale	$—	$109,269	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2023 and 2022.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at June 30, 2023 and December 31, 2022:

	Fair Value Measurement at June 30, 2023, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$106,199	$106,199	$—	$—	$106,199
Securities purchased under agreements to resell, at cost	49,505	—	—	49,505	49,505
Securities, held-to-maturity	80,883	—	72,015	—	72,015
Securities, restricted, at cost	2,928	N/A	N/A	N/A	N/A
Loans held for investment, net	1,041,603	—	—	1,034,374	1,034,374
Accrued interest receivable	6,985	—	435	6,550	6,985

Financial Liabilities:
Time deposits	20,482	—	20,296	—	20,296
Demand and other deposits	1,238,502	1,238,502	—	—	1,238,502
Secured borrowings	45	—	—	45	45
Accrued interest payable	102	—	102	—	102

	Fair Value Measurement at December 31, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$164,122	$164,122	$—	$—	$164,122
Securities purchased under agreements to resell, at cost	49,567	—	—	49,567	49,567
Securities, held-to-maturity	78,377	—	69,346	—	69,346
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	935,072	—	—	927,481	927,481
Accrued interest receivable	5,768	—	449	5,319	5,768

Financial Liabilities:
Time deposits	19,558	—	19,459	—	19,459
Demand and other deposits	1,208,678	1,208,678	—	—	1,208,678
Secured borrowings	46	—	—	46	46
Accrued interest payable	30	—	30	—	30

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended

	June 30,
	2023	2022	2023	2022

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(13,732)	$(7,044)	$(15,117)	$(850)
Other comprehensive (loss) income before reclassifications, net of tax	(710)	(4,233)	675	(10,427)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—
Net current period other comprehensive (loss) income	(710)	(4,233)	675	(10,427)
Ending balance	$(14,442)	$(11,277)	$(14,442)	$(11,277)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2023 and December 31, 2022 and results of operations for the three and six months ended June 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the audited Consolidated Financial Statements as of December 31, 2022 and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	the impact of the bank closings of First Republic Bank, Silicon Valley Bank and Signature Bank and the risks related to continued disruption in the banking industry and financial markets;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;

●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	our ability to leverage the professional and personal relationships of our board members and advisory board members;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;

●	our ability to control costs and expenses;
●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of June 30, 2023, there were no individually analyzed loans and no collateral dependent loans on the Consolidated Statements of Financial Condition.

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

We currently have clients in 28 states and our larger markets include the New York metro area, California, Texas, Florida, Pennsylvania, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9.5% variable rate asset yield on these commercial loans for the quarter ended June 30, 2023. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.74 of low-cost (our cost of funds for the quarter ended June 30, 2023 is 66 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $547.1 million, or 43%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $265.1 million at June 30, 2023, makes this litigation vertical a highly desirable core low-cost funding platform fueling growth in other lending areas.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew 9.7% from 2019 to 2021 with payment volumes or TAM of $9.5 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 85 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 80,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $9 billion in credit and debit card processing volume across 157 million transactions in the quarter ended June 30, 2023.

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

The success of our national litigation and payment processing verticals coupled with our focus on the New York metro market and branchless technology has led to industry leading performance. For the quarter ended June 30, 2023, we have produced industry leading returns including, but not limited to, a return on average assets and average equity of 2.65% and 21.03%, respectively; industry leading net interest margin of 6.02%; strong efficiency ratio of 48.4%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 25% of total revenue (our payment processing vertical has a compound annual growth rate of 46% since 2017). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with 60% of our loans being variable rate tied to prime, solid credit metrics with nonperforming assets to total assets of 0.00%, a stable low cost deposit base, and strong available liquidity of $480.5 million, or 38% of deposits, with no outstanding borrowings ensures that our Company is poised for future growth and success.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Assets.  Our total assets were $1.5 billion at June 30, 2023, an increase of $54.9 million, or 3.9%, from $1.4 billion at December 31, 2022, due to growth in loans held for investment of $108.5 million, or 11.5%, offset by decreased cash and cash equivalents of $57.9 million, or 35.3%, as we deployed our strong liquidity into high yielding commercial loans.

Loans. The following table provides information regarding the composition of our loans held for investment portfolio at the dates indicated:

	June 30,		December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$298,718	28.3%	$262,489	27.7%
Commercial real estate	91,057	8.6	91,837	9.7
1 – 4 family	21,606	2.0	25,565	2.7
Total real estate	411,381	38.9	379,891	40.1
Commercial	634,890	60.1	552,082	58.2
Consumer	10,500	1.0	16,580	1.7
Total loans held for investment	$1,056,771	100.0%	$948,553	100.0%
Deferred loan fees and unearned premiums, net	(989)		(1,258)
Allowance for credit losses	(14,179)		(12,223)
Loans held for investment, net	$1,041,603		$935,072

At June 30, 2023, loans were $1.1 billion, or 83.9% of total deposits, compared to $947.3 million, or 77.1% of total deposits, at December 31, 2022. The growth in loans was primarily driven by net production in commercial and multifamily loans, offset by paydowns in consumer and 1-4 family loans. Commercial loans increased $82.8 million, or 15.0%, to $634.9 million at June 30, 2023 from $552.1 million at December 31, 2022, driven by both our litigation related loans and other commercial relationships. Multifamily loans increased $36.2 million, or 13.8%, to $298.7 million at June 30, 2023 from $262.5 million at December 31, 2022. Consumer loans paid down $6.1 million, or 36.7%, to $10.5 million at June 30, 2023 from $16.6 million at December 31, 2022. 1-4 family loans decreased $4.0 million, or 15.5%, to $21.6 million at June 30, 2023 from $25.6 million at December 31, 2022.

The following table sets forth the composition of our Litigation-Related loans held for investment portfolio by type of loan at the dates indicated:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$262,161	49.6%	$254,960	54.5%
Case cost lines of credit	142,303	27.0	130,290	27.9
Term loans	121,612	23.0	79,425	17.0
Total Commercial Litigation-Related	526,076	99.6	464,675	99.4
Consumer Litigation-Related:
Post-settlement consumer loans	2,063	0.4	2,653	0.6
Structured settlement loans	29	—	49	—
Total Consumer Litigation-Related	2,092	0.4	2,702	0.6
Total Litigation-Related Loans	$528,168	100.0%	$467,377	100.0%

At June 30, 2023, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $528.2 million, or 50.0% of our total loan portfolio, compared to $467.4 million, or 49.3% of our total loan portfolio at December 31, 2022. We remain focused on prudently growing our Litigation-Related loan portfolio.

Securities. Securities available-for-sale decreased $5.6 million, or 5.1%, to $103.7 million at June 30, 2023 from $109.3 million at December 31, 2022, driven by paydowns of $6.3 million, offset by unrealized gains of $931 thousand. Securities held-to-maturity increased $2.5 million, or 3.2%, to $80.9 million at June 30, 2023 from $78.4 million at December 31, 2022, driven by purchases of $6.0 million, offset by paydowns of $3.4 million.

Funding. Total deposits increased $30.7 million, or 2.5%, to $1.3 billion at June 30, 2023 from $1.2 billion at December 31, 2022. We continue to focus on the acquisition and expansion of core deposit relationships. Core deposits, which we define as total deposits excluding time deposits, totaled $1.2 billion at June 30, 2023, or 98.4% of total deposits, compared to $1.2 billion or 98.4% of total deposits at December 31, 2022. Litigation and payment processing deposits represent $1.1 billion, or 73% and 12%, respectively, of total deposits at June 30, 2023. Demand deposits (noninterest bearing) increased $64.6 million, or 14.5%, to $508.9 million, representing 40.4% of total deposits at June 30, 2023.

Core commercial relationship banking clients in our two national verticals represent approximately 90% of our $1.3 billion deposit base at June 30, 2023. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services, leading to no client attrition during the recent market turmoil. Our deposit strategy primarily focuses on developing full commercial banking relationships with our clients through lending facilities, payment processing, and other unique service orientated relationships in our two national verticals, rather than just competing with other institutions on rate. Our longer duration IOLTA, escrow and claimant trust settlement deposits represent $547.1 million, or 43.3%, of total deposits. These law firm escrow accounts, as well as other fiduciary deposit accounts, are for the benefit of the law firm’s clients (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. As of June 30, 2023, uninsured deposits were $329.1 million, or 26%, of our total deposits of $1.3 billion, excluding $3.8 million of affiliate deposits held by the Bank. Approximately 85% of our uninsured deposits represent clients with full relationship banking (loans, payment processing, and other service oriented relationships) including, but not limited to, law firm operating accounts, law firm escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of June 30, 2023, off-balance sheet sweep funds totaled approximately $265.1 million, of which approximately $130.5 million, or 49.2%, was available to be swept back onto our balance sheet as reciprocal client relationship deposits. Our deposit growth and off-balance sheet funds continue to demonstrate our highly efficient branchless and technology enabled deposit platforms.

At June 30, 2023, we had the ability to borrow a total of $138.2 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $42.6 million. No borrowing amounts were outstanding as of June 30, 2023. Historically, we have never leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings. Additionally, the Company has access to the Federal Reserve Bank Term Funding Program but did not draw on such facility at any time in 2023.

Equity. Total stockholders’ equity increased $20.7 million to $178.9 million at June 30, 2023, from $158.2 million at December 31, 2022, primarily due to net income of $21.3 million, amortization of share based compensation of $1.6 million, and other comprehensive income of $675 thousand due to the increase in fair value of our available-for-sale securities portfolio, partially offset by dividends declared to common stockholders of $1.8 million, a January 1, 2023 reduction of $568 thousand, net of tax, attributable to the adoption of the CECL standard, and the repurchase of 8,000 shares at a cost of $286 thousand.

Asset Quality. There were $4 thousand in nonperforming assets as of June 30, 2023. The allowance for credit losses was $14.2 million, or 1.34% of total loans, as of June 30, 2023, as compared to $12.2 million, or 1.29% of total loans at December 31, 2022. As of January 1, 2023, the Company adopted the CECL Standard which increased our allowance for credit losses as a percentage of loans by 2 basis points, or $283 thousand, which was reflected as an adjustment to retained earnings. The remaining increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment. As part of the adoption of the CECL Standard, management established a credit reserve for unfunded loan commitments of $500 thousand which is classified in Other liabilities on the Statement of Financial Condition and reflected as an adjustment to retained earnings. At June 30, 2023, special mention and substandard loans totaled $17.9 million and $1.1 million, respectively. At December 31, 2022, special mention and substandard loans totaled $13.7 million and $721 thousand, respectively.

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

	Three Months Ended June 30,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$993,353	$19,137	7.73%	$841,336	$12,423	5.92%
Securities, includes restricted stock	208,211	1,189	2.29%	208,091	1,033	1.99%
Securities purchased under agreements to resell	49,963	715	5.74%	48,536	190	1.57%
Interest earning cash and other	85,991	1,014	4.73%	132,487	309	0.94%
Total interest earning assets	1,337,518	22,055	6.61%	1,230,450	13,955	4.55%

NONINTEREST EARNING ASSETS	44,004			45,672

TOTAL AVERAGE ASSETS	$1,381,522			$1,276,122

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$673,154	$1,809	1.08%	$608,817	$255	0.17%
Time deposits	16,234	156	3.85%	19,178	26	0.54%
Total interest bearing deposits	689,388	1,965	1.14%	627,995	281	0.18%
Borrowings	46	1	8.72%	103	1	3.89%
Total interest bearing liabilities	689,434	1,966	1.14%	628,098	282	0.18%

NONINTEREST BEARING LIABILITIES
Demand deposits	500,058			493,997
Other liabilities	18,231			11,021
Total noninterest bearing liabilities	518,289			505,018
Stockholders' equity	173,799			143,006

TOTAL AVG. LIABILITIES AND EQUITY	$1,381,522			$1,276,122
Net interest income		$20,089			$13,673
Net interest spread			5.47%			4.37%
Net interest margin			6.02%			4.46%

	Six Months Ended June 30,
	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$972,753	$36,752	7.62%	$809,130	$23,443	5.84%
Securities, includes restricted stock	208,513	2,343	2.27%	194,782	1,849	1.91%
Securities purchased under agreements to resell	49,686	1,368	5.55%	49,071	322	1.32%
Interest earning cash and other	87,094	1,957	4.53%	102,637	366	0.72%
Total interest earning assets	1,318,046	42,420	6.49%	1,155,620	25,980	4.53%

NONINTEREST EARNING ASSETS	44,094			48,216

TOTAL AVERAGE ASSETS	$1,362,140			$1,203,836

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$660,737	$2,821	0.86%	$549,361	$473	0.17%
Time deposits	12,848	219	3.44%	19,210	45	0.47%
Total interest bearing deposits	673,585	3,040	0.91%	568,571	518	0.18%
Borrowings	46	2	8.77%	76	2	5.31%
Total interest bearing liabilities	673,631	3,042	0.91%	568,647	520	0.18%

NONINTEREST BEARING LIABILITIES
Demand deposits	502,399			482,034
Other liabilities	18,065			9,725
Total noninterest bearing liabilities	520,464			491,759
Stockholders' equity	168,045			143,430

TOTAL AVG. LIABILITIES AND EQUITY	$1,362,140			$1,203,836
Net interest income		$39,378			$25,460
Net interest spread			5.58%			4.35%
Net interest margin			6.02%			4.44%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase			Increase
	(Decrease) due to		Total	(Decrease) due to		Total
	Volume	Rate	Increase	Volume	Rate	Increase

	(In thousands)
Interest earned on:
Loans held for investment	$2,505	$4,209	$6,714	$5,316	$7,993	$13,309
Securities, includes restricted stock	2	153	155	137	357	494
Securities purchased under agreements to resell	5	520	525	4	1,042	1,046
Interest earning cash and other	(79)	784	705	(64)	1,655	1,591
Total interest income	2,433	5,666	8,099	5,393	11,047	16,440

Interest paid on:
Savings, NOW, money market deposits	23	1,531	1,554	114	2,234	2,348
Time deposits	(6)	136	130	(20)	194	174
Total deposits	17	1,667	1,684	94	2,428	2,522
Borrowings	(1)	1	—	(1)	1	—
Total interest expense	16	1,668	1,684	93	2,429	2,522
Change in net interest income	$2,417	$3,998	$6,415	$5,300	$8,618	$13,918

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General.  Net income increased $2.8 million, or 43.5%, to $9.1 million for the three months ended June 30, 2023 from $6.4 million for the three months ended June 30, 2022. The increase resulted from a $6.4 million increase in net interest income, and an increase in noninterest income of $486 thousand, partially offset by an increase of $2.6 million in noninterest expense and $1.1 million in income tax expense.

Net Interest Income.  Net interest income increased $6.4 million, or 46.9%, to $20.1 million for the three months ended June 30, 2023 from $13.7 million for the three months ended June 30, 2022, due to an $8.1 million increase in interest income, partially offset by a $1.7 million increase in interest expense.

Our net interest margin increased 156 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and increases in short-term interest rates, to 6.02% for the three months ended June 30, 2023 from 4.46% for the three months ended June 30, 2022.

Interest Income.  Interest income increased $8.1 million, or 58.0%, to $22.1 million for the three months ended June 30, 2023 from $14.0 million for the three months ended June 30, 2022 and was attributable to an increase in loan, interest earning cash, reverse repurchase, and securities interest income.

Loan interest income increased $6.7 million, or 54.0%, to $19.1 million for the three months ended June 30, 2023 from $12.4 million for the three months ended June 30, 2022. This increase was attributable to a $152.0 million, or 18.1%, increase in the average loan balance primarily due to growth in our national commercial lending platform and, to a lesser extent, our regional real estate loans and a 181 basis point increase in loan yields to 7.73%. Additionally, approximately 60% of our portfolio is comprised of variable rate commercial loans tied to prime that were positively impacted by increases in short-term interest rates.

Interest earning cash interest income increased $705 thousand to $1.0 million for the three months ended June 30, 2023 from $309 thousand for the three months ended June 30, 2022, attributable to a 379 basis point increase in yields which was positively impacted by increases in short-term interest rates, offset by a $46.5 million, or 35.1%, decrease in the average balance of interest earning cash.

Securities purchased under agreements to resell interest income increased $525 thousand to $715 thousand for the three months ended June 30, 2023 from $190 thousand for the three months ended June 30, 2022, attributable to a 417 basis point increase in yields which was positively impacted by increases in short-term interest rates.

Securities interest income increased $155 thousand, or 15.1%, to $1.2 million for the three months ended June 30, 2023 from $1.0 million for the three months ended June 30, 2022. This increase was primarily attributable to reinvestment of portfolio cash flows into securities at current market rates, driving a 30 basis point increase in yields which was positively impacted by increases in short-term interest rates, while average securities remained flat.

Interest Expense.  Interest expense increased $1.7 million, or 597.2%, to $2.0 million for the three months ended June 30, 2023 from $282 thousand for the three months ended June 30, 2022, primarily attributable to a 96 basis point increase in our cost-of-funds, excluding demand deposits, due to increases in short-term interest rates as well as management pro-actively increasing rates on escrow accounts in the various states we operate (interest on lawyer trust accounts or IOLTA), in addition to a $61.4 million, or 9.8%, increase in the average balance of interest bearing deposits, driven by our litigation related escrow deposit growth.

Provision for Credit Losses.  Our provision for credit losses was $1.3 million for the three months ended June 30, 2023, an increase of $475 thousand from the $850 thousand provision for the three months ended June 30, 2022. As of June 30, 2023, our allowance to loans ratio was 1.34% as compared to 1.20% as of June 30, 2022. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$5,550	$5,300	$250	4.7%
ACH income	214	213	1	0.5
Total payment processing fees	5,764	5,513	251	4.6
Customer related fees, service charges and other:
Administrative service income	739	617	122	19.8
Loss on loans held for sale	—	(2)	2	(100.0)
Other	192	81	111	137.0
Total customer related fees, service charges and other	931	696	235	33.8
Total noninterest income	$6,695	$6,209	$486	7.8%

Payment processing income in the second quarter of 2023 increased $251 thousand to $5.8 million, as compared to the same period in 2022. Payment processing volumes and transactions for the credit and debit card processing platform increased $1.3 billion, or 18.6%, to $8.5 billion and 20.7 million, or 15.2%, to 156.8 million transactions, respectively, for the quarter ended June 30, 2023, as compared to the same period in 2022. These increases were due to the expansion of sales channels through ISOs, an increased number of merchants, and volume increases, which were facilitated by our focus on technology and other resources in the payments vertical. Administrative service income increased $122 thousand, or 19.8%, to $739 thousand for the second quarter of 2023 as the movement in short-term interest rates increased yields and income. Off-balance sheet sweep funds totaled $265.1 million at June 30, 2023, demonstrating the continued strength of our branchless core business model.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$7,803	$6,299	$1,504	23.9%
Occupancy and equipment	835	749	86	11.5
Professional and consulting services	1,615	847	768	90.7
FDIC and regulatory assessments	182	136	46	33.8
Advertising and marketing	320	404	(84)	(20.8)
Travel and business relations	246	134	112	83.6
Data processing	1,249	1,052	197	18.7
Other operating expenses	726	770	(44)	(5.7)
Total noninterest expense	$12,976	$10,391	$2,585	24.9%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support growth as well as the impact of year end salary, bonus and stock-based compensation increases. Additionally, within the current quarter, we hired six Managing Directors/Senior Business Development Officers (“BDOs”) as well as resources within our commercial underwriting/lending, sales support, and operational areas to support these BDOs and Esquire’s future growth plans. Professional services costs increased primarily due to the retention of a global executive search firm to expand our current national sales capabilities (BDOs) and other key resources as previously noted. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Travel and business relations costs increased, as a result of our high touch marketing and sales efforts which complement our digital marketing efforts. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth.

Income Tax Expense.  We recorded an income tax expense of $3.4 million for the three months ended June 30, 2023, reflecting an effective tax rate of 27.0%, compared to $2.3 million, or 26.5%, for the three months ended June 30, 2022.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General.  Net income increased $9.6 million, or 82.1%, to $21.3 million for the six months ended June 30, 2023 from $11.7 million for the six months ended June 30, 2022. The increase resulted from a $13.9 million increase in net interest income, and an increase in noninterest income of $5.2 million, which was primarily attributable to a $4.0 million nonrecurring gain on our equity investment in a litigation fintech company, partially offset by an increase of $5.7 million in noninterest expense and $3.5 million in income tax expense.

Net Interest Income.  Net interest income increased $13.9 million, or 54.7%, to $39.4 million for the six months ended June 30, 2023 from $25.5 million for the six months ended June 30, 2022, due to a $16.4 million increase in interest income, partially offset by a $2.5 million increase in interest expense.

Our net interest margin increased 158 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and increases in short-term interest rates, to 6.02% for the six months ended June 30, 2023 from 4.44% for the six months ended June 30, 2022.

Interest Income.  Interest income increased $16.4 million, or 63.3%, to $42.4 million for the six months ended June 30, 2023 from $26.0 million for the six months ended June 30, 2022 and was attributable to an increase in loan, interest earning cash, reverse repurchase, and securities interest income.

Loan interest income increased $13.3 million, or 56.8%, to $36.8 million for the six months ended June 30, 2023 from $23.4 million for the six months ended June 30, 2022. This increase was attributable to a $163.6 million, or 20.2%, increase in the average loan balance primarily due to growth in our national commercial lending platform and, to a lesser extent, our regional real estate loans and a 178 basis point increase in loan yields to 7.62%.

Interest earning cash interest income increased $1.6 million to $2.0 million for the six months ended June 30, 2023 from $366 thousand for the six months ended June 30, 2022, attributable to a 381 basis point increase in yields which was positively impacted by increases in short-term interest rates, offset by a $15.5 million, or 15.1%, decrease in the average balance of interest earning cash.

Securities purchased under agreements to resell income increased $1.0 million to $1.4 million for the six months ended June 30, 2023 from $322 thousand for the six months ended June 30, 2022, attributable to a 423 basis point increase in yields which was positively impacted by increases in short-term interest rates.

Securities interest income increased $494 thousand, or 26.7%, to $2.3 million for the six months ended June 30, 2023 from $1.8 million for the six months ended June 30, 2022. This increase was primarily attributable to reinvestment of portfolio cash flows into securities at current market rates, driving a 36 basis point increase in yields which was positively impacted by increases in short-term interest rates, while average securities increased $13.7 million, or 7.0%, to $208.5 million.

Interest Expense.  Interest expense increased $2.5 million, or 485.0%, to $3.0 million for the six months ended June 30, 2023 from $520 thousand for the six months ended June 30, 2022, primarily attributable to a 73 basis point increase in our cost-of-funds, excluding demand deposits, due to increases in short-term interest rates as well as management pro-actively increasing rates on escrow accounts in the various states we operate, in addition to a $105.0 million, or 18.5%, increase in the average balance of interest bearing deposits, driven by our litigation related escrow deposit growth.

Provision for Credit Losses.  Our provision for credit losses was $1.8 million for the six months ended June 30, 2023, an increase of $335 thousand from the $1.5 million provision for the six months ended June 30, 2022. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$10,850	$10,401	$449	4.3%
ACH income	427	428	(1)	(0.2)
Total payment processing fees	11,277	10,829	448	4.1
Customer related fees, service charges and other:
Administrative service income	1,268	626	642	102.6
Gain on equity investment	4,027	—	4,027	NA
Gain on loans held for sale	—	88	(88)	(100.0)
Other	385	168	217	129.2
Total customer related fees, service charges and other	5,680	882	4,798	544.0
Total noninterest income	$16,957	$11,711	$5,246	44.8%

Payment processing income for the six months ended June 30, 2023 increased $449 thousand to $10.9 million, as compared to the same period in 2022. Payment processing volumes and transactions for the credit and debit card processing platform increased $2.8 billion, or 20.7%, to $16.1 billion and 45.8 million, or 18.0%, to 299.7 million transactions, respectively, for the six months ended June 30, 2023, as compared to the same period in 2022. These increases were due to the expansion of sales channels through ISOs, an increased number of merchants, and volume increases, which were facilitated by our focus on technology and other resources in the payments vertical. Administrative service income increased $642 thousand, or 102.6%, to $1.3 million for the six months ended June 30, 2023 as the movement in short-term interest rates increased yields and income. In February 2023, Litify, Inc. was reorganized into a partnership and an unrelated third party acquired majority ownership in the reorganized entity. As an equity holder and party to the reorganization and sale transaction, a majority of the Company’s partnership interests were exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company recognized a gain on its investment of $4.0 million in the first quarter of 2023.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$15,287	$12,433	$2,854	23.0%
Occupancy and equipment	1,664	1,500	164	10.9
Professional and consulting services	3,158	1,458	1,700	116.6
FDIC and regulatory assessments	326	259	67	25.9
Advertising and marketing	749	629	120	19.1
Travel and business relations	394	224	170	75.9
Data processing	2,382	2,060	322	15.6
Other operating expenses	1,497	1,209	288	23.8
Total noninterest expense	$25,457	$19,772	$5,685	28.8%

Employee compensation and benefits costs increased due to increases in staff and officer level employees to support growth as well as the impact of year end salary, bonus and stock-based compensation increases. Additionally, within the current quarter, we hired six Managing Directors/Senior BDOs as well as resources within our commercial underwriting/lending, sales support, and operational areas to support these BDOs and Esquire’s future growth plans. Professional services costs increased due to the retention of a global executive search firm to further expand our current national sales capabilities (BDOs) and other key resources as previously noted. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Travel and business relations costs increased, as a result of our high touch marketing and sales efforts which complement our digital marketing efforts. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth. Advertising and marketing costs increased, as we continued to grow our brand and targeted digital marketing platform and expand our thought leadership in our national verticals.

Income Tax Expense.  We recorded an income tax expense of $7.8 million for the six months ended June 30, 2023, reflecting an effective tax rate of 26.7%, compared to $4.2 million, or 26.5%, for the six months ended June 30, 2022.

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

	June 30,
	2023
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
400	$100,164	$17,621
300	95,773	13,230
200	91,390	8,847
100	86,993	4,450
0	82,543	—
-100	77,947	(4,596)
-200	73,172	(9,371)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2023.

	June 30,
	2023
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
400	$325,256	$40,191
300	316,652	31,587
200	307,295	22,230
100	296,931	11,866
0	285,065	—
-100	270,631	(14,434)
-200	253,382	(31,683)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $106.2 million.

At June 30, 2023, our securities purchased under agreements to resell, which are 30 days in duration and collateralized by Ginnie Mae (“GNMA”) qualifying securities, totaled $49.5 million.

At June 30, 2023, through pledging of our securities and certain loans, we had the ability to borrow a total of $138.2 million from the Federal Home Loan Bank of New York and had an available line of credit with the Federal Reserve Bank of New York discount window of $42.6 million. No borrowing amounts were outstanding at June 30, 2023. Additionally, the Company has access to the Federal Reserve Bank Term Funding Program but did not draw on such facility at any time in 2023.

At June 30, 2023, our off-balance sheet sweeps funds totaled $265.1 million, of which, $130.5 million was able to be swept back onto our balance sheet.

Our overall liquidity position (cash, reverse repos, borrowing capacity, and available reciprocal client sweep balances) totaled $480.5 million, or 38% of total deposits, creating a highly liquid and unlevered balance sheet. Subsequent to June 30, 2023, we further enhanced our liquidity by increasing our FHLB borrowing capacity by $160.9 million after pledging qualifying multifamily loans in our real estate portfolio.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, other correspondent bank lines or obtain additional funds through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2023, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC. We review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2023
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.52%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.27%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.27%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.72%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2023, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the quarter ended June 30, 2023 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2023 through April 30, 2023	500	$36.00	500	257,694
May 1, 2023 through May 31, 2023	—	—	—	257,694
June 1, 2023 through June 30, 2023	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

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

101.0

The following materials for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 11, 2023	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: August 11, 2023	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer