Form 10-K
period 2023-12-31
Esquire Financial Holdings, Inc.
filed 2024-03-29
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $45.74 as of June 30, 2023, was $310.9 million.

As of March 1, 2024, there were 8,281,789 shares outstanding of the registrant’s common stock.

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act (“BHCA”) of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial loans tailored to the litigation market (“Litigation-Related Loans”) come with low cost core operating and escrow deposits, enhancing our overall yield on our loan portfolio, and enabling us to earn attractive risk-adjusted net interest margins. Additionally, our payment processing activities to small businesses nationally generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets we operate as demonstrated by comparing our performance metrics for the years ended 2023 and 2022.

For the year ended December 31, 2023:

●	Our net income was $41.0 million or $4.91 per diluted share while our return on average assets and equity were 2.89% and 23.20%, respectively.
●	We had a net interest margin of 6.09%, primarily driven by growth in higher yielding variable rate commercial loans and a low cost of funds of 0.66% on our deposits (including demand deposits).
●	Our loans held for investment increased 27.5%, or $260.1 million, to $1.2 billion, primarily driven by growth in higher yielding variable rate commercial loans.

●	Our noninterest income increased to $29.8 million, which represented 26.2% of our total revenue (net interest income plus noninterest income) at December 31, 2023, driven by our payment processing platform and administrative service payment (“ASP”) fee income.
●	As of December 31, 2023, our total assets, loans, deposits and stockholders’ equity totaled $1.6 billion, $1.2 billion, $1.4 billion and $198.6 million, respectively.

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions including our digital platform. In 2020, we launched a suite of best-in-class digital technologies including our customer centric Customer Relationship Management (“CRM”) application coupled with our digital marketing and industry thought leadership resources, highly functional website, and premium and well recognized brand image to support future growth. We have created a website named “Lawyer IQ”, a digital marketing content hub that includes business insights (or content) to assist law firms’ with growth, finance, marketing, technology, intake, and accounting, among other items. These digital technologies support our business development team’s seamless communication to the communities we serve, provide best-in-class multimedia digital marketing capabilities, streamline our online functionality and associated application processes, and will continue to support our industry leading performance metrics in the future. In 2023, we enhanced our commitment to the litigation community in key regions nationwide through the hiring of six Managing Directors and senior business development officers (“BDOs”). These BDOs have decades of experience servicing the litigation market and deep industry connections to support Esquire’s continued expansion. Coupling these talented and seasoned senior BDOs with our proprietary CRM platform, digital marketing capabilities, and Lawyer IQ website should enhance our current national footprint and future growth prospects.  Additionally, we have also hired resources within our commercial underwriting/lending, sales support, and operational areas to support these regional BDOs and our future growth potential.

Our unique products and services coupled with our thought leadership digital marketing and business development team creates deep relationships within the litigation community, driving our commercial loan growth, strong loan yields, and low cost core deposits. The litigation community represented more than 75% of our deposit base at December 31, 2023, with $684.2 million, or 49%, of total deposits in longer duration escrow or claimant trust settlement deposit accounts where the law firm is trustee for the claimant settlement funds. In addition to our lending activities, we have continued to expand our payment processing platform with dollar volume increasing 18% compared to 2022 while maintaining a stable fee-based revenue stream. We provide dynamic and flexible payment processing solutions to small business owners. Our payment processing platform has grown to approximately 84,000 small businesses at December 31, 2023, generating 20% of our revenue for the year ended December 31, 2023. We believe that both our litigation and payment processing platforms represent a significant opportunity for future growth in lending, fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $1.4 billion at December 31, 2023, a key driver of our total cost of deposits of 0.66%. These stable low cost funds are driven by our litigation related operating and escrow commercial deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. Our deposit growth is supported by our robust commercial online cash management technology to manage our customers’ operating, escrow, and money market accounts as well as their business banking needs across the country.

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume 1.85%-2.13% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”) published in November 2022 with a total addressable market (“TAM”) of $443 billion for 2020. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for 17 years, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have clients in 29 states and our larger markets include the New York metro area, Texas, California, Florida, Pennsylvania, South Carolina, New Jersey and Michigan. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 10% variable rate asset yield on these commercial loans for the year ended December 31, 2023. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.75 of low-cost (our cost of funds for the year ended December 31, 2023 is 66 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $684.2 million, or 49%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $278.0 million at December 31, 2023, makes this litigation vertical a highly desirable core low-cost funding platform fueling growth in other lending areas.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our Company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew 8.7% from 2019 to 2022 with payment volumes or TAM of $10.3 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a significant growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 84,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $33 billion in processing volume across 613 million transactions for the year ended December 31, 2023.

Proprietary Technology. We are currently a branchless digital first company, with best-in-class technology to fuel future growth with industry leading client retention rates. We have built a customized and fully integrated customer relationship management (“CRM”) platform, integrated into our digital marketing cloud and our nCino loan platform (all built on Salesforce for excellence in client service and operational efficiency) and invest in artificial intelligence (“AI”) to facilitate precision marketing and client acquisition across both national verticals with an initial focus on the litigation vertical.

The success of our national litigation and payment processing verticals coupled with our focus on the New York metro market and branchless technology has led to industry leading performance. For the year ended December 31, 2023, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.89% and 23.20%, respectively; industry leading net interest margin of 6.09% (6.12% for the fourth quarter of 2023); strong efficiency ratio of 46.8%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 23% of total revenue (our payment processing vertical has a compound annual growth rate of 22% since 2019). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 60% of our loans being variable rate, tied to prime, interest rate floors in place on 80% of our variable rate loan portfolio, solid credit metrics with one nonperforming asset, a stable low cost deposit base, and strong available liquidity of $657.8 million with no outstanding borrowings, positions our Company for future growth and success.

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

Our traditional community banking market area has a diversified economy typical of most urban population centers, including significant industries of professional, scientific and technical services, educational services, health care services, and financial activities. As of December 31, 2023, New York County’s $2.7 trillion deposit market was much larger than the $113 billion deposit market in Nassau County, according to data sourced from S&P Global Market Intelligence.

We have established an extensive market for our payment processing business as an acquiring bank throughout the United States and its territories. We have a senior product management team that has developed in excess of 27 active ISO relationships servicing approximately 84,000 merchants. The ISO model insulates the bank’s capital from merchant losses through merchant reserves, ISO reserves, ISO monthly residuals and ISO portfolio values. In addition to mitigating risk, the ISO business model allows the Bank to solicit merchants nationwide using numerous independent sales agents employed by our ISOs.

Competition

The bank and non-bank financial services industries in our markets and surrounding areas are highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance companies on a nationwide basis. We experience competition in both lending and attracting deposit funds as well as payment processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend on pricing because of the ease with which customers can transfer deposits from one institution to another as well as the expertise necessary to manage specialized accounts (i.e. interest on lawyer accounts (“IOLA”) and interest on lawyer trust accounts (“IOLTA”) which are specifically designed for designating law firm customer funds.

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

●	Esquire Bank can offer more competitive terms (i.e. rates) on loans compared to specialty finance companies because its cost of funds is much lower than the funding costs for these non-bank competitors;
●	the non-bank companies are not able to offer commercial cash management services on deposit products (i.e. commercial on-line banking, remote deposit capture technology), letters of credit, debit cards, or other business services; and
●	non-banks cannot offer products uniformly across the country because they are not national banks.

The Bank provides payment processing services as an acquiring bank primarily through the third-party or ISO business model in which we process and clear credit card, debit card, and ACH transactions on behalf of merchants. We are one of less than 100 U.S. acquiring banks and face competition from many larger institutions, including large commercial banks and third party processors, that operate in the payment processing business. We believe we have a competitive advantage to continue to attract and retain ISOs and merchants when considering our history of successful operations, flexibility to settle through multiple payment processing platforms, superior customer relationship management, and an ability to tailor our contractual arrangements to our customers’ needs.

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Litigation-Related Loans, which include commercial loans to law firms and, to a much lesser extent, consumer lending to attorneys and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2023, these product lines in aggregate totaled $614.9 million (or 50.9% of our loan portfolio). As of December 31, 2023, our commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and other commercial Litigation-Related Loans (“Commercial Litigation-Related Loans”), totaled $612.5 million, or 99.6% of our total Litigation-Related Loan portfolio and 50.7% of our loan portfolio. As of December 31, 2023, our consumer Litigation-Related Loans, which consist of held for investment post-settlement consumer loans and structured settlement loans (“Consumer Litigation-Related Loans”), totaled $2.4 million, or 0.4% of our total Litigation-Related Loan portfolio and 0.2% of our loan portfolio. With respect to our Litigation-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2023, approximately 23.6%, 19.4%, and 18.5% of the Commercial Litigation-Related Loans outstanding had been extended to customers in New York, Texas and California, respectively. There were two other states with loan balance concentrations of at least 5.0% each of total Commercial Litigation-Related Loans.

As of December 31, 2023, our total real estate loans, which consist of multifamily loans, commercial real estate loans and 1 – 4 family loans, totaled $455.7 million (or 37.7% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. Our real estate portfolio is managed as a stable and reliable asset class and is conservatively underwritten. We anticipate continuing to focus on the commercial and personal credit needs of businesses and individuals in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Generally, commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified ISO customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2023, commercial loans (excluding Commercial Litigation-Related Loans of $612.5 million) totaled $125.5 million (or 10.4% of total loans). All commercial loans totaled $737.9 million (or 61.1% of our total loans) at December 31, 2023.

Commercial Litigation-Related Loans. The following is a summary of the specialized commercial loan products we offer to meet the needs of the litigation community. Commercial Litigation-Related Loans are made to law firms and the outstanding loan balances are included in the loan balance for commercial loans as noted above. A unique aspect of our underwriting involves advances of loan proceeds against a “borrowing base”, which typically consists of the total inventory of litigation cases for the firm. We complement this with traditional commercial underwriting (See “— Credit Risk Management” below). Generally, the maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time and takes into account the firm’s operating performance and related debt service coverage ratio (“DSCR”). In addition, on an opportunistic basis, we lend to law firms that may exhibit fluctuating earnings, cumulative deficits, and negative cash flows. In such cases, we employ an asset based lending model to the deal structure. We consider such financing opportunities where the terms and structure present manageable risks and the opportunity to achieve above average risk adjusted returns.

●	Working Capital Lines of Credit (“WC LOC”). WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $373.3 million at December 31, 2023 (or 60.7% of total Litigation-Related Loans).
●	Case Cost Lines of Credit. Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $152.2 million at December 31, 2023 (or 24.8% of total Litigation-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, medical record costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client from the law firm. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.
●	Term Loans. Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $87.0 million at December 31, 2023 (or 14.1% of total Litigation-Related Loans).
●	Post-Settlement Commercial and Other Commercial Litigation-Related Loans. Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial litigation-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2023, we had no such loans.

Consumer Loans.  Consumer loans are primarily personal loans and, to a lesser extent, post-settlement consumer loans made to plaintiffs and claimants as described below. Personal loans are purchased or originated for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2023, total consumer loans held for investment (excluding Consumer Litigation-Related Loans of $2.4 million) totaled $12.1 million (or 1.0% of total loans).

Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of held for investment post-settlement consumer loans to individuals was $2.4 million at December 31, 2023.

Real Estate Loans.  The majority of our real estate secured loans are in the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $348.2 million (or 28.8% of total loans) as of December 31, 2023. The multifamily loan portfolio primarily consists of nonrecourse loans secured by nonowner occupied apartment buildings in the New York Metropolitan area (i.e. Brooklyn, the Bronx, Manhattan.). All of our multifamily loans are underwritten on a fully amortizing basis (monthly principal and interest payments) and are predominately five or seven year fixed interest loans with a 25 to 30 year principal amortization and subject to springing guarantees or “bad boy” protections from the principals. All loans are independently underwritten by us utilizing the underwriting criteria per our Board established credit policy.

Commercial Real Estate (“CRE”).  CRE loans totaled $89.5 million (or 7.4% of total loans) as of December 31, 2023 and consisted primarily of loans secured by warehouses (53.5% of the CRE portfolio), mixed use (18.2% of the CRE portfolio), hospitality properties (17.3% of the CRE portfolio), with the remainder comprised of retail properties (11.0% of the CRE portfolio). We have no office exposure in our CRE portfolio as of December 31, 2023. Owner-occupied loans represented 6.3% of the CRE portfolio at December 31, 2023. We both originate and, on a limited basis, participate in CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($17.9 million, or 1.5% of total loans, as of December 31, 2023) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Construction Loans.  Construction loans are originated on an opportunistic basis. At December 31, 2023, there were no construction loans.

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

We entered into the payment processing business as an acquiring bank in 2012 in an effort to increase our noninterest income revenue and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2023, payment processing revenues were approximately $22.3 million, which was 20.0% of our total revenue. At December 31, 2023, we had 27 active ISOs, servicing approximately 84,000 merchants, and for the year ended December 31, 2023, we processed $33.0 billion in card volume. We intend to continue to expand our payment processing business.

Under the ISO model, Esquire Bank and the ISO determine the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, product delivery timeframe, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank itself also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2023, we had contractual arrangements with three payment processors or clearing agents, TSYS, Repay and Fiserv, which are utilized by Esquire Bank and our ISOs to authorize, clear and settle card transactions.

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

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our payment processing portfolio as compared to direct payment processing providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2023, we received a blended rate of approximately seven basis points for payment processing, compared to direct payment processing providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing 76% of the $1.4 billion in total deposits at December 31, 2023. Our core deposits (excluding time deposits) represent 99.4% of our total deposits at December 31, 2023. Our total cost of deposits is 0.66% for the year ended December 31, 2023, anchored by our noninterest bearing demand deposits and litigation related escrow funds representing 33.6% and 48.6%, respectively, of total deposits. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have only one branch, located in Jericho, New York and one planned branch in Los Angeles, California. The vast majority of our commercial loan customers utilize our cash management platform for their commercial deposit balances including, but not limited to, their commercial operating accounts, escrow accounts, and commercial money market accounts.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings currently or traditionally as a source of funding for asset growth. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our payment processing platform and other local businesses, individuals through client referrals, other relationships and through our single retail branch. We believe we have a stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 99.4% in core deposit accounts at December 31, 2023. Our deposit strategy primarily focuses on developing lending and other service orientated relationships with customers rather than competing with other institutions on rate. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $684.2 million, or 49%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Further, the majority of our uninsured deposits represent customers with full relationship banking (loans and associated deposits) including, but not limited to, law firm operating accounts, law firm escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

The Bank participates in sweep programs to provide our customers FDIC insured deposit products and access to treasury secured money market funds. In order to participate in these programs, the Bank places, or sweeps, deposits to these programs where a portion of which may be utilized as a source of liquidity. Access to these sweep programs is not considered when assessing liquidity, which is further discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The litigation market provides unique opportunities for the Bank to access funds due to the significant deposit sources such as mass tort and class action settlements and escrow deposits. As of December 31, 2023, off-balance sheet sweep funds totaled approximately $278.0 million, of which approximately $132.9 million, or 47.8%, was available to be swept back onto the Bank’s balance sheet.

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

Underwriting.  In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan, including DSCR and global DSCR;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate loan to value guidelines for collateral secured loans;
●	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral;
●	ensuring that each loan is properly documented with perfected liens on collateral; and
●	applying risk rating criteria tailored to our lending activities.

Commercial Loans.  These loans are typically made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and the collateral securing these loans that may fluctuate in value. Our commercial loans are originated based on the identified cash flow of the borrower and on the underlying collateral provided by the borrower. Most often, for our Litigation-Related Loans, this collateral consists of the case inventory of the law firm (borrowing base) and, to a lesser extent, accounts receivable or equipment.

●	Commercial Litigation-Related Loans (working capital lines of credit, case cost lines of credit, and term loans). We perform the underwriting criteria typical for commercial business loans (generally, but not limited to, three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials, credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff (or contingency fee) practice are required for a law firm. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to, the full case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated taking into account the firm’s operating performance and related DSCR. In connection with these loans, the Bank generally requires personal guarantees of key partners in most circumstances and, in certain circumstances an assignment of life insurance of partners, in accordance with our Board approved Lending Policy.

From time to time we will have the opportunity to provide financing to a law firm that, through its existence or its partners’ professional work histories have demonstrated long-term success with large, complex, and profitable litigation matters. Firms of this nature are structured in such a way that their business model and legal talent profile has been positioned to manage such activity. These are typically firms specializing in Mass Tort or Class Action claims which often exhibit cumulative deficits, fluctuating earnings, and extended periods of negative cash flow. When structured properly, with sufficient due diligence and the application of loan structuring concepts typically associated with asset based lending, such facilities can present manageable risks and above average returns. We will entertain such financing opportunities where the terms, structure, borrower willingness and ability to cooperate with our underwriting requirements will provide an appropriate risk adjusted return. These types of asset based loans are limited to 35% of our total litigation related commercial loan portfolio (based on total credit facility level) as per our Board approved Lending Policy.

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

1 – 4 Family Loans.  Residential mortgage loans are originated or purchased primarily for investment purposes, generally with fixed rates and 30-year or 15-year terms. Adjustable-rate mortgages (“ARMs”) are purchased or originated as 1 year ARMs, 5/1 ARMs, or 7/1 ARMs. We perform an extensive credit history review for each borrower. Second homes or investment properties are subject to additional requirements. Debt-to-income (“DTI”) and DSCR, if applicable, ratios generally conform to industry standards for conforming loans. Flood insurance, title insurance and fire/hazard insurance are mandatory for all applications, as appropriate.

Commercial Real Estate and Multifamily Loans.  Loans secured by commercial and multifamily real estate generally have larger balances and involve different risk considerations than 1 – 4 family mortgage loans. Of primary consideration in commercial and multifamily real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than 1 – 4 family real estate loans, to adverse conditions in the real estate market or the economy.

In approving a commercial or multifamily real estate loan, we consider and review (i) a global cash flow analysis of the borrower, (ii) the net operating income of the property, (iii) the borrower’s expertise, credit history and profitability and (iv) the value of the underlying collateral property. Maximum LTV ratios are 80% of appraised value and we generally require that the properties securing these real estate loans have minimum debt service ratios (the ratio of net operating income to debt service) of 115%. Loan terms are fifteen years or less with the option to extend another five years and amortization is based on a 25-to-30-year schedule or less. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. To monitor cash flows on income producing properties, we require borrowers and loan guarantors to provide personal and business financial statements on an annual basis for loans with a principal balance in excess of $1.5 million.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its capital and surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10% the bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2023, our regulatory limit on loans-to-one borrower was $29.6 million.

Management understands the importance of concentration risk and continuously monitors to ensure that portfolio risk is balanced between such factors as loan type, geography, collateral, structure, maturity and risk rating, among other things. Our Loan Policy establishes detailed concentration limits and sub limits by loan type and geography.

Ongoing Credit Risk Management.  In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable credit losses incurred in the loan portfolio.

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

Commercial Real Estate Lending Credit Risk Management Considerations in the Current Environment.  Due to increases in interest rates since March 2022, the current inflationary environment, as well as the pandemic driven change to working and living arrangement dynamics, management has enhanced its ongoing credit risk management of the commercial real estate loan portfolio in response to the inherent risk associated with the current economic environment. Specifically, management has further analyzed the multifamily and CRE loan portfolios which comprise $348.2 million, or 28.8%, and $89.5 million, or 7.4%, respectively, of total loans, as of December 31, 2023. We have no exposure to office and construction loans, minimal exposure to hospitality ($15.5 million as of December 31, 2023), and a regulatory CRE concentration exposure at both the consolidated and Bank level that is less than 225% of total capital plus the allowance for credit losses.  The following enhancements were made to our credit risk management monitoring processes to address the current environment and reviewed with our Board of Directors:

●	Management stratified the multifamily and CRE portfolios, respectively, by LTV (i.e. less than 50% LTV, 50%-60% LTV, 60%-70% LTV, etc.) and evaluated several sub-portfolio characteristics, including, but not limited to, the original loan balance, current loan balance, loan count, maturity, LTV, and DSCR. The overall multifamily portfolio’s weighted average DSCR and LTV was 1.66 and 54%, respectively, and the CRE portfolio weighted average DSCR and LTV was 1.57 and 60%, respectively.
●	Multifamily loans maturing in 2024 totaled $29.1 million and had a weighted average DSCR and a weighted average LTV of approximately 1.46 and 57%, respectively. CRE loans maturing in 2024 totaled $5.6 million and had a weighted average DSCR and weighted average LTV of approximately 3.79 and 53%, respectively.
●	Multifamily loans maturing in 2025 totaled $51.7 million and had a weighted average DSCR and weighted average LTV of approximately 1.40 and 58%, respectively. CRE loans maturing in 2025 totaled $1.8 million and had a weighted average DSCR and weighted average LTV of approximately 1.71 and 68%, respectively.
●	Semiannual stress testing of multifamily and CRE DSCR and LTV at both the individual loan and portfolio level was performed by adjusting the current loan interest rate and the property capitalization rate to current market rates to evaluate the pro forma DSCR and LTV levels. For illustrative purposes, assuming a 6.25% current market interest rate (DSCR) and a 6.50% capitalization rate (LTV), weighted average DSCR and LTV ratios for the multifamily portfolio were 1.37 and 70%, respectively, and the CRE portfolio were 1.35 and 73%, respectively, which are well within our Loan Policy guidelines.
●	The multifamily portfolio was segregated into rent regulated, free market, and mixed (both rent regulated and free market) to assess exposure to each type of property when performing the above analysis. Each category represented approximately 33% of the overall multifamily portfolio totaling $348.2 million at December 31, 2023.

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale or held-to-maturity and can be used to collateralize Federal Home Loan Bank of New York (“FHLB”) borrowings, FRB borrowings, or other borrowings. At December 31, 2023, our securities had a fair value of $191.2 million, and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

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

We are required to maintain an investment in FHLB stock, which is based on our level of mortgage related assets (“MRA”) and adjusted for any FHLB borrowings, for which we had none at December 31, 2023. Additionally, we are required to maintain an investment in Federal Reserve Bank (“FRB”) of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2023.

The Company enters into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the Ginnie Mae (“GNMA”) pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost. The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities. As of December 31, 2023, there were no open contracts.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, the FRB discount window and other financial institutions. Traditionally, we have not utilized borrowings to fund our operations. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our multifamily loans and securities portfolio (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB assessment of the institution’s creditworthiness. As of December 31, 2023, we had $284.2 million of available borrowing capacity with the FHLB. We also had a borrowing capacity with the FRB of New York discount window of $58.0 million. The other borrowing lines are maintained primarily for contingency funding sources and totaled $17.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2023.

Human Capital Resources

At December 31, 2023, we employed 140 full time equivalent individuals, of which approximately 60% are either minorities or women.  None of our employees are represented by a collective bargaining agreement.  The Company’s national platform employs a business model that combines high-touch service, technology and a relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who also fit our corporate culture.

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

Supervision and Regulation

General.  Esquire Bank is a national bank organized under the laws of the United States of America and its deposits are insured to applicable limits by the Deposit Insurance Fund (the “DIF”). The lending, investment, deposit-taking, and other business authority of Esquire Bank is governed primarily by federal law and regulations and Esquire Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Esquire Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the Office of the Comptroller of the Currency (the “OCC”), and to a lesser extent through certain back-up authority by the FDIC, as its deposit insurer. Esquire Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the Consumer Financial Protection Bureau, though the OCC is responsible for examining, supervising, and enforcing the Bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a national bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.

Esquire Financial Holdings, Inc. is a bank holding company, due to its control of Esquire Bank, and is therefore subject to the requirements of the BHCA and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB.

Any change in the applicable laws and regulations, whether by the OCC, the FDIC, the FRB or through legislation, could have a material adverse impact on Esquire Bank, the Company and their operations and the Company’s stockholders.

What follows is a summary of some of the laws and regulations applicable to Esquire Bank and Esquire Financial Holdings, Inc. The summary is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations.

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

The FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of Esquire Bank’s deposit insurance.

Capitalization

Federal regulations require FDIC insured depository institutions, including national banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Legislation enacted in 2018 required the federal banking agencies, including the FRB, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in 2019 set the community bank leverage ratio at 9%. The Bank has not elected to utilize this alternative framework as of December 31, 2023.

Safety and Soundness Standards

Each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In 2023, the OCC issued guidance along with the FDIC and FRB on risks banks may face from third party relationships (e.g. relationships under which the third party provides services to the bank). The guidance outlines the agencies’ views on sound risk management principles related to third party relationships, including as related to the performance of adequate due diligence on the third party, appropriate documentation of the relationship, and performance of adequate oversight and auditing in order to limit the risks to the bank.

Prompt Corrective Regulatory Action

Federal law requires that the federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

National banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e. fails to meet certain specified regulatory capital measures) is subject to growth limitations and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the capital restoration plan. A “significantly undercapitalized” bank is subject to additional restrictions. National banks deemed by the OCC to be “critically undercapitalized” are subject to the appointment of a receiver or conservator.

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized under the prompt corrective action requirements at December 31, 2023.

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

Transactions with Affiliates and Loans to Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between a national bank and its affiliates, which includes the Company. The FRB has adopted Regulation W, which implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations.

Under Sections 23A and 23B of the Federal Reserve Act and Regulation W, an affiliate of a bank includes any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is generally not treated as an affiliate of the bank for the purposes of Sections 23A and 23B and Regulation W; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the bank’s capital stock and surplus. There is an aggregate limit of 20% of the bank’s capital stock and surplus for such covered transactions with all affiliates. The term “covered transaction” includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and the acceptance of securities of an affiliate as collateral for a loan. All such covered transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and may not involve the acquisition of any “low quality asset” from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those prevailing at the time for comparable transactions with or involving a non-affiliate.

A bank’s loans to its and its affiliates’, executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities controlled by any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus, or $500,000. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not involve more than a normal risk of repayment or present other unfavorable features. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. In addition, with certain exceptions, such as education loans and certain 1 – 4 family mortgages, a bank’s loans to its executive officers may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, and in no event may exceed $100,000. As of April 29, 2021, as a matter of policy, the Bank ceased making new loans and extension of credit available to its insiders of the Bank and their related interests.

Enforcement

The OCC has extensive enforcement authority over national banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease and desist orders, assessment of civil money penalties and removal of officers and directors. The OCC may also appoint a conservator or receiver for a national bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices.

Federal Reserve System

Under federal law and regulations, the Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including Esquire Bank, which maintain transaction accounts or non-personal time deposits. In March 2020, due to a change in its approach to monetary policy due to the COVID-19 pandemic, the FRB implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The FRB has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Examinations and Assessments

Esquire Bank is required to file periodic reports with and is subject to periodic examination by the OCC. Federal regulations generally require periodic on-site examinations for all depository institutions. Esquire Bank is required to pay an annual assessment to the OCC to fund the agency’s operations.

Community Reinvestment Act and Fair Lending Laws

Under the Community Reinvestment Act (“CRA”), Esquire Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC to assess Esquire Bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Esquire Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent OCC evaluation, Esquire Bank was rated “outstanding” with respect to its CRA compliance.

On October 24, 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a "large bank". The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations

Esquire Bank is subject to federal anti-money laundering and anti-terrorist financing laws, including the Bank Secrecy Act (the “BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and those laws’ implementing regulations issued by the Financial Crimes Enforcement Network (“FinCEN”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.

Together, the BSA and USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other things, of the BSA and the USA PATRIOT Act, and their implementing regulations require banks to:

●	Establish anti-money laundering compliance programs that include policies, procedures, and internal controls; the appointment of an anti-money laundering compliance officer; a training program; independent testing; and customer due diligence;
●	File certain reports with FinCEN and law enforcement that are designed to assist in the detection and prevention of money laundering and terrorist financing activities;
●	Establish programs specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
●	In certain circumstances, comply with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
●	Monitor account activity for suspicious transactions; and
●	Conduct heightened level of review for certain high risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

The bank regulatory agencies have increased the regulatory scrutiny of compliance with the BSA and the USA PATRIOT Act, and of those institutions’ anti-money laundering and anti-terrorist financing compliance programs. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness in combating money laundering activities for financial institutions engaging in a merger transaction.

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

On July 26, 2023, the SEC issued a final rule that requires registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors’ cybersecurity expertise.

Payment Processing

Esquire Bank is also subject to the rules of Visa, MasterCard and other payment networks in which it participates. If Esquire Bank fails to comply with such rules, the networks could impose fines or require us to stop providing payment processing for cards under such network’s brand or routed through such network.

Other Regulations

Esquire Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for 1 – 4 family real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;

●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive Acts or Practices laws and regulations;
●	The Coronavirus Aid, Relief and Economic Security Act;
●	The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Esquire Bank are further subject to the:

●	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

The Company, as a bank holding company controlling Esquire Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by and is required to submit reports to the FRB and is required to comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to its subsidiary banks. The FRB has historically imposed consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those of the OCC for national banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies as of January 1, 2015. However, the FRB exempts from the consolidated capital requirements bank holding companies that are below a specified asset size, unless otherwise directed in specific cases.  Legislation in 2018 raised the asset threshold for the exemption from $1 billion to $3 billion. Consequently, the Company is not currently subject to the consolidated holding company capital requirements.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to elect to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking.  The Company has elected to be a “financial holding company.”

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

As a bank holding company, the Company is required to obtain the prior approval of the FRB to acquire more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all, the assets of any additional bank or bank holding company. In evaluating an acquisition application, the FRB evaluates factors such as the financial condition, management resources and future prospects of the parties, the convenience and needs of the communities involved and competitive factors. In addition, bank holding companies may generally only engage in activities that are closely related to banking as determined by the FRB. Bank holding companies that meet certain criteria may opt to become a financial holding company and thereby engage in a broader array of financial activities, which the Company has elected to do.

FRB policy is that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the holding company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a cash dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if  (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

A bank holding company is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the holding company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. Such notice and approval is not required for a bank holding company that meets certain qualitative criteria. However, FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, regardless of whether a formal written notice is required. Moreover, FRB staff is interpreting the capital regulations as requiring a bank holding company to secure FRB approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

As a bank holding company, the above FRB requirements may restrict the Company’s ability to pay dividends to stockholders or engage in repurchases or redemptions of its shares.

Acquisition of Control of the Company.  Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has been given prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects of the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of power to vote 25% or more of any class of voting stock of an institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the Change in Bank Control Act regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Esquire Financial Holdings, Inc.’s common stock is registered with the SEC. Consequently, Esquire Financial Holdings, Inc. is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

Inflation Reduction Act

The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023.

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

At December 31, 2023, our commercial loans totaled $737.9 million, or 61.1% of our total loans, including $612.5 million of Commercial Litigation-Related Loans, which represented 83.0% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and other commercial litigation-related loans. These loans generally have more risk than 1 – 4 family mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Litigation-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Litigation-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions, the timing of the overall judicial process, and the timing of those settlements as well as related payments on those settlements. In our experience, an average case can take two to four years to litigate and settle. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Litigation-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family mortgage loan or a commercial real estate loan. Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as commercial real estate loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.

At December 31, 2023, we had $348.2 million of multifamily loans and $89.5 million of commercial real estate loans. Multifamily and commercial real estate loans represented 36.2% of our total loan portfolio at December 31, 2023. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending because payments on such loans are often dependent on the successful operation or development of the property or business involved. Repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We expect to increase our purchases or originations of consumer loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2023, our consumer held for investment loans totaled $14.5 million, or 1.2% of our total loan portfolio, of which $2.4 million, or 16.6%, were post-settlement consumer loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Litigation-Related Loans, which consist of post-settlement consumer loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our purchases or originations of consumer loans, it may become necessary to increase our provision for credit losses in the event our losses on these loans increase, which would reduce our profits.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2023, 35.5% of our loan portfolio was in New York and our loan portfolio had concentrations of 26.0% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

If the allowance for credit losses is not sufficient to cover actual credit losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for credit losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions. At December 31, 2023, our allowance for credit losses as a percentage of total loans, net of unearned income, was 1.38%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for credit losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. We had one nonperforming multifamily loan totaling $10.9 million at December 31, 2023. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for credit losses and may require an increase in the allowance for credit losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition. Bank regulators periodically review our allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

The estimation of expected credit losses under current US GAAP may create volatility in earnings as compared to previous models which may have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first entered into and periodically thereafter. This differs significantly from the “incurred loss” model previously required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of the allowance for credit losses (“ACL”). If the Company is required to materially increase its level of the ACL for any reason, such increase could adversely affect its business, financial condition and results of operations.

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2023, the weighted average age of our loans was 6.62 years, 2.64 years, 2.33 years, 3.30 years and 1.07 years for our 1 – 4 family loans, multifamily loans, commercial real estate loans, commercial loans and consumer loans, respectively. At December 31, 2023, the weighted average age of our loan portfolio was 3.06 years, however, the average customer relationship is of a longer term.

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

Risks Related to our Business

We have recently experienced significant growth, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

From 2016 through 2023, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our recent accelerated growth, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

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

As of December 31, 2023, approximately $381.6 million, or 27.1%, of our total Bank deposits of $1.4 billion, were not FDIC insured. This excludes $5.5 million of the Company’s deposits held by the Bank. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions or clients may simply prefer to do business with our competitors, or for other reasons. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship, which management evaluates to identify an appropriate estimate of FDIC insurance coverage, and such estimates may underreport the amount of the Bank’s uninsured deposits.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship. Part 330 of the FDIC's regulations generally states that the titling of the deposit account (together with the underlying records) must indicate the existence of the fiduciary relationship in order for insurance coverage to be available on a "pass-through" basis. Fiduciary relationships include, but are not limited to, relationships involving a trustee, agent, nominee, guardian, executor, or custodian. A bank with fiduciary deposit accounts with balances of more than $250,000 must diligently use the available data on these deposit accounts, including data indicating the existence of different principal and income beneficiaries to determine its best estimate of the uninsured portion of these accounts. As of December 31, 2023, the Company had approximately $684.2 million of law firm escrow (or trust) deposits that were evaluated by management to identify an appropriate estimate of FDIC insurance coverage that passes through each deposit account to the beneficial owner of the funds held in the account. To a lesser extent, the Bank maintains fiduciary accounts for our qualified settlement fund relationships as well as bankruptcy trustee relationships where management estimates are also employed to determine FDIC coverage.  Management’s uninsured balance estimate may understate the amount of the Bank’s uninsured deposits and may not reflect the assessment of the FDIC if the Bank is placed into receivership. Such understated amounts of uninsured deposits would result in less deposit insurance coverage available to our depositors and could materially and adversely affect our business, results of operations or financial condition.

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

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claims administrator, have extended the duration of the Fund’s assets which may increase its credit risk and our risk of loss of our investment. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of the Fund’s NFL loan borrowers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank as originator for the related loan, we may experience a loss on our investment, which could have an adverse effect on our operating results. Specifically, the uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of the NFL loans beyond the contractual maturity. Moreover, in August 2020, certain former NFL players filed lawsuits with the Court challenging the use of “race norming” to systematically disfavor Black players who submitted claims in the NFL Concussion Settlement Program. In general, the lawsuits alleged that “race-norming” was being used in the claims administration process to artificially reduce estimates of Black players’ pre-concussion cognitive functioning levels thereby concluding that Black players suffered lesser impairments from their concussions than their medical diagnoses and tests otherwise indicated.  As a result, the plaintiffs allege that Black claimants were determined not to qualify for settlement payments despite sustaining incapacitating injuries comparable to their white counterparts. In March 2021, the Court dismissed one of the lawsuits on procedural grounds. On June 2, 2021, the NFL and class counsel voluntarily pledged to abandon “race-norming” in the assessment of all settlement claims both prospectively and retrospectively. On October 23, 2021, there was further agreement that no race norms or race demographic estimates shall be used in the settlement program going forward and the NFL will not be able to appeal to settlement administrators to require race norms be applied. On March 4, 2022, the Court formally approved an agreement to eliminate any consideration of race in the Settlement Program and modified the neuropsychological testing protocol. Overall, we believe this may represent a positive development for NFL claimants but may again further extend the NFL portfolio duration as the claim settlement process is re-calibrated and new claims protocols are developed for retrospective and prospective claims. If the processing of claims for the Fund’s loan portfolio continues to extend beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, revised protocols due to “race-norming” claims, or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible charge-offs of these loans could occur or increase in the future, which would negatively impact our investment. As of December 31, 2023, the carrying amount of our investment in the Fund and our total exposure is $10.6 million.

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

Our ten largest deposit clients account for 26.2% of our total deposits.

As of December 31, 2023, our ten largest bank depositors accounted for, in the aggregate, 26.2% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

If our risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies. The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred credit loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided. These could have a material adverse effect on our business, financial condition or results of operations.

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

Our New York City multifamily loan portfolio could be adversely impacted by changes in legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.

On June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multifamily loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 1C.   Cybersecurity

Cybersecurity Risk, Management and Strategy

Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Company’s information systems. As a financial services company, cybersecurity threats are present and growing, and the potential exists for a cybersecurity incident to disrupt business operations, compromise sensitive data or both. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes. This strategy includes employee training, innovative technologies, and policies and procedures in the areas of information security, data governance, business continuity and disaster recovery, privacy, third-party risk management, and incident response.

The Company leverages a variety of industry frameworks and regulatory guidance to develop and maintain its information systems and cybersecurity program, including but not limited to Interagency Guidelines Establishing Information Security Standards, Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbook (with particular emphasis on the FFIEC’s Information Security and Business Continuity Management Handbooks), FFIEC Cybersecurity Assessment Tool, Gramm-Leach-Bliley Act (“GLBA”) 501(b), and the Center for Internet Security (“CIS”) Critical Controls Framework. In addition, the program leverages certain, third-party benchmarking, audits, and third-party threat intelligence sources to facilitate and enhance the effectiveness of the program.

Core activities supporting the Company’s strategy include cybersecurity training, technology optimization, threat intelligence, vulnerability and patch management and the testing of incident response, business continuity and disaster recovery capabilities.

Employees play a significant role in the defense against cybersecurity threats. Every employee is responsible for protecting the Company and client information. Accordingly, employees complete formal training and acknowledge security policies annually. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities.

Employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups stored at off-site locations and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Like many other companies, the Company relies on third-party vendor solutions to support its operations, and these third-party vendors continue to be a source of operational and informational risk. Accordingly, the Company has implemented a third-party risk management program, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive company data.

As indicated above, supporting the operations are incident response, business continuity, and disaster recovery programs. These programs identify and assess threats and evaluate risk. Further, these programs support a coordinated response when responding to incidents. Periodic exercises and tests verify these programs’ effectiveness.

Validating solution and program effectiveness in relation to regulatory compliance and industry standards is important. As such, the Company engages third-party consultants and independent auditors to conduct penetration tests, cybersecurity risk assessments, external audits, and program development and enhancement where applicable.

Cybersecurity Governance

Management Oversight.  The Chief Technology Officer oversees the Information Technology Department which, among other things, is responsible for identifying, assessing and managing material risks from cybersecurity threats and has more than thirty years of experience in the information technology field. The Chief Technology Officer is a member of various management committees and participates in Board of Directors’ meetings as well as Audit Committee meetings where the overall status of information technology and security is discussed including the related policies and risk assessments. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for policy and program enhancements.

Further, the Chief Technology Officer is a member of the Compliance Committee chaired by the Chief Compliance Officer, which consists of members of senior and executive management, as is it charged with maintaining Bank-wide compliance with relevant statutes, regulations, and interpretations as well as consumer protection.

Board Oversight.  The Board of Directors is responsible for reviewing the overall policies and practices for risk management, including delegation of oversight for particular areas of risk to the appropriate subcommittees. Collectively, the Board of Directors and its subcommittees are responsible for discussing with management major financial risk exposures as well as significant operational, compliance, reputational, strategic and cybersecurity risks, and the steps management has taken to monitor and manage such exposures to be within the Company’s risk tolerance.

ITEM 2.    Properties

At December 31, 2023, we conducted business through our corporate headquarters and full service branch in Jericho, New York (Nassau County) and one administrative office in Boca Raton, Florida. All the current locations are leased properties. At December 31, 2023, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $2.6 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 1, 2024 was 4,670. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

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

The following table summarizes information as of December 31, 2023 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	639,519	$20.76	24,744
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	639,519	$20.76	24,744

The following table presents information regarding purchase of our common stock during the quarter ended December 31, 2023 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2023 through October 31, 2023	—	$—	—	257,694
November 1, 2023 through November 30, 2023	—	—	—	257,694
December 1, 2023 through December 31, 2023	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2023 were as follows:

Period	Total number of shares purchased	Average price paid per share
October 1, 2023 through October 31, 2023	—	$—
November 1, 2023 through November 30, 2023	—	—
December 1, 2023 through December 31, 2023	18,923	48.77

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

Critical Accounting Estimates

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

Allowance for Credit Losses.  Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. See Note 1 “Business and Summary of Significant Accounting Policies” for discussion of our allowance for credit losses policy.

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

The Company employs a static pool methodology for all loan segments. In a static pool approach, statistical information about a pool of loans originated during a specified period is tracked over its life (including losses, delinquencies, and prepayments). In general, this methodology operates by calculating a rate representing the current balance expected to not be collected for each pool. This loss rate is then applied against the current portfolio loans with similar characteristics of those established in the pool.

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

The estimation of expected credit losses requires the use of forward-looking information that is both reasonable and supportable, including information that relates to economic forecasts and how those forecasts are expected to impact expected future losses. The Company incorporates reasonable and supportable forecasts as qualitative adjustments applied to the historical loss rates over the reasonable and supportable forecast period. The CECL Standard does not require a specific method for developing economic forecasts, nor does it require a specific timeframe over which a reasonable and supportable forecast should be employed in the Company’s CECL model. While the Company is not precluded from utilizing economic forecasts over the entire contractual term of a loan, the Company utilizes forecasts it believes are reasonable and supportable. The Company considers its methodologies to determine reasonable and supportable forecasts and reversion techniques to be accounting estimates rather than accounting policies or principles. For periods beyond which the Company is unable to determine a reasonable and supportable forecast, it will revert to unadjusted historical loss information in accordance with the CECL Standard. Management assesses the sensitivity of key assumptions by stressing the quantitative inputs utilized in its economic forecasts. This sensitivity analysis provides management with a hypothetical result to assess the sensitivity of our allowance for credit losses to a change in a key quantitative input.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of December 31, 2023, there was one multifamily loan totaling $10.9 million that was individually analyzed and collateral dependent on the Consolidated Statements of Financial Condition.

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

Selected Financial Data

The following information is derived in part from the consolidated financial statements of Esquire Financial Holdings, Inc.

	At or For the Years Ended December 31,
	2023	2022	2021	2020	2019

	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$1,616,876	$1,395,639	$1,178,770	$936,714	$798,008
Cash and cash equivalents	165,209	164,122	149,156	65,185	61,806
Securities available-for-sale, at fair value	122,107	109,269	148,384	117,655	146,419
Securities held-to-maturity, at cost	77,001	78,377	—	—	—
Loans, held for investment	1,207,413	947,295	784,517	672,421	565,369
Total deposits	1,407,299	1,228,236	1,028,409	804,054	680,620
Total stockholders’ equity	198,555	158,158	143,735	126,076	111,062

Income Statement Data:
Interest income	$91,888	$60,993	$44,531	$38,630	$36,659
Interest expense	8,115	1,647	828	1,190	2,548
Net interest income	83,773	59,346	43,703	37,440	34,111
Provision for credit losses	4,525	3,490	6,955	6,250	1,850
Net interest income after provision for credit losses	79,248	55,856	36,748	31,190	32,261
Payment processing income	22,316	21,944	20,856	14,099	10,976
Other noninterest income	7,435	2,981	168	548	835
Total noninterest income	29,751	24,925	21,024	14,647	11,811
Employee compensation and benefits	32,481	25,774	21,741	16,873	14,677
Other expenses	20,636	16,206	13,323	11,797	10,257
Total noninterest expense	53,117	41,980	35,064	28,670	24,934
Net income before income taxes	55,882	38,801	22,708	17,167	19,138
Income tax expense	14,871	10,283	4,783	4,549	4,995
Net income	$41,011	$28,518	$17,925	$12,618	$14,143

Per Share Data:
Earnings per share:
Basic	$5.31	$3.73	$2.40	$1.70	$1.91
Diluted	4.91	3.47	2.26	1.65	1.82
Book value per share(1)	23.96	19.30	17.77	16.18	14.51
Tangible book value per share(2)	23.96	19.30	17.77	16.18	14.51

Selected Performance Ratios:
Return on average assets	2.89%	2.31%	1.77%	1.45%	1.93%
Return on average equity	23.20	19.44	13.42	10.69	13.95
Interest rate spread	5.57	4.85	4.40	4.34	4.56
Net interest margin	6.09	4.99	4.49	4.47	4.86
Efficiency ratio(3)	46.79	49.82	54.17	55.04	54.30
Loan to deposit ratio	85.80	77.13	76.28	83.63	83.07
Average interest earning assets to average interest bearing liabilities	188.86	201.47	215.72	191.12	181.71
Average equity to average assets	12.44	11.89	13.22	13.61	13.83

	At or For the Years Ended December 31,
	2023	2022	2021	2020	2019
Asset Quality Ratios (Loans Held for Investment):
Allowance for credit losses to total loans	1.38%	1.29%	1.16%	1.70%	1.24%
Allowance for credit losses to nonperforming loans(4)	152%	NM	NM	495%	474%
Net charge-offs (recoveries) to average outstanding loans	0.04%	0.04%	1.29%	0.30%	0.10%
Nonperforming loans to total loans(4)	0.91%	0.00%	0.00%	0.34%	0.26%
Nonperforming loans to total assets(4)	0.68%	0.00%	0.00%	0.25%	0.18%
Nonperforming assets to total assets(5)	0.68%	0.00%	0.00%	0.25%	0.18%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	15.38%	15.44%	15.89%	16.69%	17.83%
Tier 1 capital to risk weighted assets	14.13%	14.21%	14.79%	15.44%	16.68%
Tier 1 common equity to risk weighted assets	14.13%	14.21%	14.79%	15.44%	16.68%
Tier 1 leverage capital ratio	12.07%	10.98%	11.46%	12.51%	13.50%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	140	115	110	99	86
(1)	For purposes of computing book value per share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0 as of the dates indicated.
(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified for borrowers experiencing financial difficulty.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

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

	For the Years Ended December 31,
	2023	2022	2021	2020	2019

	(Dollars in thousands)
Efficiency Ratio:
Net interest income	$83,773	$59,346	$43,703	$37,440	$34,111
Noninterest income	29,751	24,925	21,024	14,647	11,811
Less net gain on equity investments	(4,013)	—	—	—	—
Recurring revenue	$109,511	$84,271	$64,727	$52,087	$45,922

Total noninterest expense	$53,117	$41,980	$35,064	$28,670	$24,934

Efficiency ratio	48.5%	49.8%	54.2%	55.0%	54.3%

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2023 and 2022

Assets.  Our total assets were $1.6 billion at December 31, 2023, an increase of $221.2 million from $1.4 billion at December 31, 2022. The increase was primarily due to growth in our loan portfolio and securities available-for-sale, offset by decreases in reverse repurchase agreements.

Loan Portfolio Analysis.  At December 31, 2023, loans were $1.2 billion, or 74.7% of total assets, compared to $947.3 million, or 67.9% of total assets, at December 31, 2022. Commercial loans increased $185.8 million, or 33.7%, to $737.9 million at December 31, 2023 from $552.1 million at December 31, 2022. Commercial real estate loans decreased $2.3 million, or 2.5%, to $89.5 million at December 31, 2023 from $91.8 million at December 31, 2022. Multifamily loans increased $85.8 million, or 32.7%, to $348.2 million at December 31, 2023 from $262.5 million at December 31, 2022. Consumer loans decreased $2.1 million or 12.6%, to $14.5 million at December 31, 2023 from $16.6 million at December 31, 2022. 1 – 4 family loans decreased $7.6 million, or 29.8%, to $17.9 million at December 31, 2023 from $25.6 million at December 31, 2022.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$348,241	28.8%	$262,489	27.7%
Commercial real estate	89,498	7.4	91,837	9.7
1 – 4 family	17,937	1.5	25,565	2.7
Total real estate	455,676	37.7	379,891	40.1
Commercial	737,914	61.1	552,082	58.2
Consumer	14,491	1.2	16,580	1.7
Total loans held for investment	$1,208,081	100.0%	$948,553	100.0%
Deferred loan fees and unearned premiums, net	(668)		(1,258)
Allowance for credit losses	(16,631)		(12,223)
Loans held for investment, net	$1,190,782		$935,072

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated.

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$373,338	60.7%	$254,960	54.5%
Case cost lines of credit	152,165	24.8	130,290	27.9
Term loans	86,954	14.1	79,425	17.0
Total Commercial Litigation-Related	612,457	99.6	464,675	99.4
Consumer Litigation-Related:
Post-settlement consumer loans	2,406	0.4	2,653	0.6
Structured settlement loans	16	—	49	—
Total Consumer Litigation-Related	2,422	0.4	2,702	0.6
Total Litigation-Related Loans	$614,879	100.0%	$467,377	100.0%

At December 31, 2023, our Litigation-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $614.9 million, or 50.9% of our total loan portfolio, compared to $467.4 million at December 31, 2022. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $69.3 million and $416.8 million, respectively, at December 31, 2023.

Litigation-Related post-settlement consumer loans held for investment decreased $280 thousand to $2.4 million as of December 31, 2023, from $2.7 million as of December 31, 2022.

Loan Maturity.  The following table sets forth certain information at December 31, 2023 regarding the contractual maturity of our held for investment loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

		Commercial
December 31, 2023	Multifamily	Real Estate	1 – 4 Family	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$40,025	$5,641	$8,131	$534,180	$2,264	$590,241
More than one to five years	240,796	52,478	8,573	177,842	9,033	488,722
More than five to fifteen years	67,420	31,379	835	25,892	3,194	128,720
More than fifteen years	—	—	398	—	—	398
Total	$348,241	$89,498	$17,937	$737,914	$14,491	$1,208,081

The following table sets forth fixed and adjustable-rate held for investment loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Multifamily	$285,389	$22,827	$308,216
Commercial real estate	70,916	12,941	83,857
1 – 4 family	9,770	36	9,806
Commercial	14,342	189,392	203,734
Consumer	6,933	5,294	12,227
Total	$387,350	$230,490	$617,840

At December 31, 2023, substantially all of our $737.9 million commercial loans are variable rate and tied to prime, comprising approximately 61% of our loan portfolio. Additionally, 80.2% of our commercial loans have interest rate floor protection as of December 31, 2023.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2023 and 2022, we did not have any foreclosed assets.

At December 31, 2023, we had one multifamily loan classified as substandard and placed on nonaccrual totaling $10.9 million, primarily due to the property owners decisions resulting in excessive vacancy in an area where the average vacancy is minimal. Management recently had these properties appraised and noted that no specific reserve was necessary. There were no loans on nonaccrual at December 31, 2022.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$10,940	$—
Commercial real estate	—	—
1 – 4 family	—	—
Commercial	—	—
Consumer	—	4
Total nonaccrual loans	10,940	4
Other real estate owned	—	—
Loans past due 90 days and still accruing	69	—
Total nonperforming assets	$11,009	$4

Total loans held for investment(1)	$1,207,413	$947,295
Total assets	$1,616,876	$1,395,639
Allowance for credit losses	$16,631	$12,223
Total nonaccrual loans to total loans	0.91%	0.00%
Total nonperforming assets to total assets	0.68%	0.00%
Allowance for credit losses to nonaccrual loans	152%	NM
Allowance for credit losses to nonperforming loans	152%	NM
Allowance for credit losses to total loans at end of the period(1)	1.38%	1.29%
(1)	Loans are presented before the allowance for credit losses and include net deferred loan fees and unearned premiums.

Allowance for Credit Losses

Please see “— Critical Accounting Policies — Allowance for Credit losses” for additional discussion of our allowance policy.

The allowance for credit losses is maintained at levels considered adequate by management to provide for probable credit losses inherent in the loan portfolio as of the Consolidated Statements of Financial Condition reporting dates. The allowance for credit losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Allowance at beginning of year	$12,223	$9,076	$11,402
Impact of CECL adoption	283	—	—
Provision for credit losses	4,525	3,490	6,955

Charge-offs:
Multifamily	—	178	—
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Commercial	5	64	111
Consumer	439	150	9,170
Total charge-offs	444	392	9,281

Recoveries:
Multifamily	—	17	—
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Commercial	—	32	—
Consumer	44	—	—
Total recoveries	44	49	—
Allowance at end of year	$16,631	$12,223	$9,076

The following table presents average loans and credit loss experience for the periods indicated.

	Years Ended December 31,
	2023			2022
			Net			Net
			Charge-offs			Charge-offs
	Average	Net	to Average	Average	Net	to Average
	Loans (1)	Charge-offs	Loans	Loans (1)	Charge-offs	Loans

	(Dollars in thousands)
Multifamily	$304,848	$—	—%	$260,291	$161	0.06%
Commercial real estate	90,735	—	—	71,055	—	—
1 – 4 family	22,109	—	—	32,532	—	—
Commercial	621,730	5	0.00	470,373	32	0.01
Consumer	13,477	395	2.93	10,851	150	1.38
Total	$1,052,899	$400	0.04%	$845,102	$343	0.04%

(1)	Excludes net deferred loan fees and unearned premiums.

Allocation of Allowance for Credit losses.  The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31,
	2023			2022
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Credit	Each		for Credit	Each
	Allowance	Losses to	Category	Allowance	Losses to	Category
	for Credit	Total	to Total	for Credit	Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Multifamily	$3,236	19.5%	28.8%	$2,017	16.5%	27.7%
Commercial real estate	823	4.9	7.4	1,022	8.4	9.7
1 – 4 family	58	0.3	1.5	192	1.6	2.7
Commercial	12,056	72.5	61.1	8,645	70.7	58.2
Consumer	458	2.8	1.2	347	2.8	1.7
Total allocated allowance	$16,631	100.0%	100.0%	$12,223	100.0%	100.0%

Loans rated special mention decreased $9.7 million to $4.0 million as of December 31, 2023 from $13.7 million as of December 31, 2022, due primarily to performance improvements and repayments of commercial loans. Loans rated substandard increased $10.2 million to $10.9 million as of December 31, 2023, from $721 thousand at December 31, 2022, driven by one nonaccrual multifamily loan. Our special mention and substandard loans as a percentage of loans was 0.3% and 0.9% as of December 31, 2023, respectively, and 1.4% and 0.1% as of December 31, 2022, respectively. The allowance for credit losses as a percentage of loans was 1.38% and 1.29% as of December 31, 2023 and 2022, respectively. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and the qualitative factors associated with the current uncertain economic environment including, but not limited to, its potential impact on the New York metro commercial real estate market.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for credit losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for credit losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

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

Debt Securities Portfolio

At December 31, 2023 and 2022, all debt securities available-for-sale were carried at fair value and we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity. Securities available-for-sale totaled $122.1 million at December 31, 2023, as compared to $109.3 million at December 31, 2022. Securities held-to-maturity totaled $77.0 million at December 31, 2023, as compared to $78.4 million at December 31, 2022.

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at December 31, 2023.

As of December 31, 2023 and December 31, 2022, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made as we have no tax free interest earning assets.

	December 31, 2023
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available-for-sale:
Mortgage backed securities-agency	$—	—%	$4,591	3.07%	$3,137	2.04%	$99,668	1.84%	$107,396	1.90%
Collateralized mortgage obligations-agency	—	—	—	—	1,964	2.41	31,002	4.14	32,966	4.04
Total securities available-for-sale	$—	—%	$4,591	3.07%	$5,101	2.18%	$130,670	2.39%	$140,362	2.40%

Securities held-to-maturity:
Collateralized mortgage obligations-agency	$—	—%	$—	—%	$—	—%	$77,001	3.07%	$77,001	3.07%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$77,001	3.07%	$77,001	3.07%

Deposits

Total deposits increased $179.1 million, or 14.6%, to $1.4 billion at December 31, 2023 from $1.2 billion at December 31, 2022. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $1.4 billion at December 31, 2023, or 99.4% of total deposits at that date. Certificates of deposit totaled $7.8 million at December 31, 2023, or 0.6% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Years Ended December 31,
	2023			2022
	Average		Average	Average		Average
	Balance	Percent	Cost	Balance	Percent	Cost

	(Dollars in thousands)
Demand (noninterest bearing)	$497,795	40.61%	0.00%	$485,277	45.12%	0.00%
Savings, NOW and Money Market	715,004	58.32	1.07	572,498	53.23	0.26
Time	13,159	1.07	3.62	17,775	1.65	0.87
Total deposits	$1,225,958	100.00%	0.66%	$1,075,550	100.00%	0.15%

As of December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000) was $381.6 million, or 27.1%, of our total Bank deposits of $1.4 billion, excluding $5.5 million of the Company’s deposits held by the Bank. As of December 31, 2022, the aggregate amount of uninsured deposits was $310.4 million, or 25.3%, of our total Bank deposits of $1.2 billion, excluding $10.5 million of the Company’s deposits held by the Bank. As of December 31, 2023, the Company had approximately $684.2 million of law firm escrow (or trust) deposits with the majority of these law firms also having a commercial lending relationship with the Bank. Law firm escrow accounts, as well as other fiduciary deposit accounts, are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. The FDIC insured and uninsured deposited balances reflect management’s determination of settlement claims deposited as of period end. In addition, as of December 31, 2023, the aggregate amount of our uninsured certificates of deposit was $122 thousand. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2023.

December 31, 2023
(In thousands)
Maturing period:
Three months or less	$—
Over three months through six months	—
Over six months through twelve months	16
Over twelve months	106
Total	$122

Borrowings

At December 31, 2023, we had the ability to borrow a total of $284.2 million from the FHLB of New York. We also had a borrowing capacity with the FRB of New York discount window of $58.0 million. At December 31, 2023, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2023.

Stockholders’ Equity

Total stockholders’ equity increased $40.4 million, or 25.5%, to $198.6 million at December 31, 2023, from $158.2 million at December 31, 2022. The increase for the year ended December 31, 2023 was primarily due to net income of $41.0 million, amortization of share-based compensation of $3.2 million, and other comprehensive income of $1.9 million, partially offset by dividends declared to common stockholders of $3.9 million.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2023, 2022 and 2021. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. No tax-equivalent adjustments have been made as we have no tax exempt investments.

	Years Ended December 31,
	2023			2022			2021
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans held for investment	$1,051,903	$81,188	7.72%	$844,393	$54,007	6.40%	$717,680	$41,545	5.79%
Securities, includes restricted stock	210,776	5,020	2.38%	204,501	4,161	2.03%	133,958	2,174	1.62%
Securities purchased under agreements to resell	27,142	1,526	5.62%	49,273	1,251	2.54%	51,008	619	1.21%
Interest earning cash and other	85,454	4,154	4.86%	91,206	1,574	1.73%	70,132	193	0.28%
Total interest earning assets	1,375,275	91,888	6.68%	1,189,373	60,993	5.13%	972,778	44,531	4.58%

NONINTEREST EARNING ASSETS	45,703			45,004			37,941

TOTAL AVERAGE ASSETS	$1,420,978			$1,234,377			$1,010,719

INTEREST BEARING LIABILITIES

Savings, NOW, money market deposits	$715,004	$7,635	1.07%	$572,498	$1,488	0.26%	$439,718	$746	0.17%
Time deposits	13,159	476	3.62%	17,775	155	0.87%	11,152	79	0.71%
Total deposits	728,163	8,111	1.11%	590,273	1,643	0.28%	450,870	825	0.18%
Borrowings	46	4	8.70%	75	4	5.33%	78	3	3.85%
Total interest bearing liabilities	728,209	8,115	1.11%	590,348	1,647	0.28%	450,948	828	0.18%

NONINTEREST BEARING LIABILITIES
Demand deposits	497,795			485,277			415,662
Other liabilities	18,210			12,043			10,491
Total noninterest bearing liabilities	516,005			497,320			426,153
Stockholders' equity	176,764			146,709			133,618

TOTAL AVG. LIABILITIES AND EQUITY	$1,420,978			$1,234,377			$1,010,719
Net interest income		$83,773			$59,346			$43,703
Net interest spread			5.57%			4.85%			4.40%
Net interest margin			6.09%			4.99%			4.49%
Deposits (including nonint. demand deposits)	$1,225,958	$8,111	0.66%	$1,075,550	$1,643	0.15%	$866,532	$825	0.10%

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

	Years Ended
	December 31,
	2023 vs. 2022
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$16,455	$10,726	$27,181
Securities, includes restricted stock	131	728	859
Securities purchased under agreements to resell	(746)	1,021	275
Interest earning cash and other	(105)	2,685	2,580
Total interest income	15,735	15,160	30,895

Interest paid on:
Savings, NOW, money market deposits	591	5,556	6,147
Time deposits	(50)	371	321
Total deposits	541	5,927	6,468
Borrowings	(2)	2	—
Total interest expense	539	5,929	6,468
Change in net interest income	$15,196	$9,231	$24,427

	Years Ended
	December 31,
	2022 vs. 2021
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$7,818	$4,644	$12,462
Securities, includes restricted stock	1,341	646	1,987
Securities purchased under agreements to resell	(22)	654	632
Interest earning cash and other	74	1,307	1,381
Total interest income	9,211	7,251	16,462

Interest paid on:
Savings, NOW, money market deposits	269	473	742
Time deposits	55	21	76
Total deposits	324	494	818
Borrowings	—	1	1
Total interest expense	324	495	819
Change in net interest income	$8,887	$6,756	$15,643

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General.  Net income increased $12.5 million, or 43.8%, to $41.0 million for the year ended December 31, 2023 from $28.5 million for the year ended December 31, 2022. The increase resulted from a $24.4 million increase in net interest income and a $4.8 million increase in noninterest income, partially offset by an increase in noninterest expense of $11.1 million.

Net Interest Income.  Net interest income increased $24.4 million, or 41.2%, to $83.8 million for the year ended December 31, 2023 from $59.3 million for the year ended December 31, 2022, due to a $30.9 million increase in interest income, partially offset by a $6.5 million increase in interest expense.

Our net interest margin increased 110 basis points to 6.09% for the year ended December 31, 2023 from 4.99% for the year ended December 31, 2022. The increase in net interest margin was due to a 155 basis point increase in interest earning asset yields, offset by an increase in the cost of interest bearing liabilities of 83 basis points, primarily due to growth in higher yielding variable rate commercial loans and increases in short-term interest rates. Growth was partially funded by a $128.5 million, or 27.6%, increase in average law firm escrow deposits to $593.6 million for the year ended December 31, 2023 from $465.0 million for the year ended December 31, 2022.

Interest Income.  Interest income increased $30.9 million, or 50.7%, to $91.9 million for the year ended December 31, 2023 from $61.0 million for the year ended December 31, 2022 and was attributable to an increase in loan, securities, interest earning cash and other and reverse repurchase interest income.

Loan interest income increased $27.2 million, or 50.3%, to $81.2 million for the year ended December 31, 2023 from $54.0 million for the year ended December 31, 2022. This increase was attributable to a $207.5 million, or 24.6%, increase in the average loan balance, primarily driven by our commercial and multifamily loan portfolios, as well as a 132 basis point increase in loan yields, driven primarily by our higher yielding variable rate commercial loans (tied to prime) and increases in short-term interest rates. Additionally, the increase in loan income was comprised of a $16.5 million increase as a result of the increases in average loan balances (primarily commercial) and a $10.7 million increase due to increases in average rate (primarily commercial).

Securities interest income increased $859 thousand, or 20.6%, to $5.0 million for the year ended December 31, 2023 from $4.2 million for the year ended December 31, 2022. This increase was attributable to a 35 basis point increase in yields, driven by reinvestment of portfolio cash flows into securities at current market interest rates, as well as a $6.3 million, or 3.1%, increase in average securities balances.

Interest earning cash and other interest income increased $2.6 million, to $4.2 million for the year ended December 31, 2023 from $1.6 million for the year ended December 31, 2022. This increase was attributable to a 313 basis point increase in yields driven by the movement in short-term interest rates.

Securities purchased under agreements to resell interest income increased $275 thousand, or 22.0%, to $1.5 million for the year ended December 31, 2023 from $1.3 million for the year ended December 31, 2022. The movement in short-term interest rates resulted in a 308 basis point increase in yields.

Interest Expense.  Interest expense increased $6.5 million, or 392.7%, to $8.1 million for the year ended December 31, 2023 from $1.6 million for the year ended December 31, 2022, as expense was impacted by both increases in the volume and rate on interest bearing deposits. Interest bearing deposit rates increased 83 basis points to 1.11% for the year ended December 31, 2023 from 0.28% for the year ended December 31, 2022. Our average balance of interest bearing deposits increased $137.9 million, or 23.4%, to $728.2 million for the year ended December 31, 2023 from $590.3 million for the year ended December 31, 2022, attributable primarily to core IOLTA and, to a lesser extent, money market relationship deposits.

Provision for Credit losses.  Our provision for credit losses was $4.5 million for the year ended December 31, 2023 compared to $3.5 million for the year ended December 31, 2022. This increase was general reserve driven considering loan growth and qualitative factors associated with the current uncertain economic environment including, but not limited to, its potential impact on the New York metro commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Years Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$21,450	$21,101	$349	1.7%
ACH income	866	843	23	2.7
Total payment processing fees	22,316	21,944	372	1.7
Customer related fees, service charges and other:
Administrative service income	2,467	2,534	(67)	(2.6)
Net gain on equity investments	4,013	—	4,013	NA
Gain on loans held for sale	—	88	(88)	(100.0)
Other	955	359	596	166.0
Total customer related fees, service charges and other	7,435	2,981	4,454	149.4
Total noninterest income	$29,751	$24,925	$4,826	19.4%

Payment processing income increased due to the expansion of our sales channels through ISOs, merchants and additional fee allocation arrangements, with annual volumes increasing 17.8% to $33.0 billion for 2023 compared to $28.0 billion for 2022. Customer related fees and service charges increased due to increases in administrative service income which was positively impacted by movements in short-term interest rates. These administrative service fees are impacted by the volume of off-balance sheet funds, the duration of these funds and short-term interest rates. In 2023, we managed approximately $1.5 billion in gross mass tort/class action depository funds, driving our administrative service income. In 2023, the Company’s equity investment in Litify, Inc. was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As party to the reorganization and sale transaction, the Company’s partnership interest was exchanged for cash and noncash consideration, resulting in a gain on its investment of $5.3 million in 2023. The Company also recognized an equity method loss of $1.3 million on its investment in a third party sponsored NFL consumer post settlement loan fund, extending the expected weighted average life of the underlying assets by approximately one year.

Noninterest Expense.  Noninterest expense information is as follows:

	Years Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$32,481	$25,774	$6,707	26.0%
Occupancy and equipment	3,363	3,236	127	3.9
Professional and consulting services	5,447	3,376	2,071	61.3
FDIC and regulatory assessments	793	558	235	42.1
Advertising and marketing	1,823	1,462	361	24.7
Travel and business relations	985	566	419	74.0
Data processing	5,165	4,222	943	22.3
Other operating expenses	3,060	2,786	274	9.8
Total noninterest expense	$53,117	$41,980	$11,137	26.5%

Employee compensation and benefits costs increased due to increases in employees to support growth as well as the impact of year end salary, bonus and stock-based compensation increases. We have made a significant investment in people in almost all areas of our Company to support future growth, client-centric relationship banking, and overall compliance and risk management across all verticals. Professional services costs increased with $1.0 million representing costs associated with the retention of a global executive search firm to expand our regional national sales capabilities (senior Business Development Officers (“BDOs”)), senior commercial underwriting, and senior payment processing risk management. The remaining increase in professional services costs was primarily due to incremental increases in insurance, legal, accounting, risk management, and compliance costs. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Travel and business relations costs increased as a result of our high touch marketing and sales efforts which complement our digital marketing efforts and additional travel related to our newly hired regional BDOs. Advertising and marketing costs increased as we continued to grow our brand and expand our thought leadership through digital marketing efforts in our national verticals and support our new regional BDOs. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth.

Income Tax Expense.  We recorded income tax expense of $14.9 million for the year ended December 31, 2023, reflecting an effective tax rate of 26.6%, compared to $10.3 million, or an effective tax rate of 26.5%, for the year ended December 31, 2022.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2023.

	December 31,
	2023
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$106,784	$13,221
200	102,464	8,901
100	98,144	4,581
0	93,563	—
-100	89,218	(4,345)
-200	84,918	(8,645)
-300	80,776	(12,787)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2023.

	December 31,
	2023
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$336,844	$39,064
200	325,955	28,175
100	313,415	15,635
0	297,780	—
-100	279,279	(18,501)
-200	258,384	(39,396)
-300	233,221	(64,559)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023 and 2022, cash and cash equivalents totaled $165.2 million and $164.1 million, respectively.

At December 31, 2023, through pledging of our securities and certain loans, we had the ability to borrow a total of  $284.2 million from the FHLB of New York and had a borrowing capacity with the FRB of New York discount window of $58.0 million. At December 31, 2023, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2023.

At December 31, 2023, our off-balance sheet sweeps funds totaled $278.0 million, of which, $132.9 million was able to be swept back onto our balance sheet.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $657.8 million at December 31, 2023, or 47% of total deposits, creating a highly liquid and unlevered balance sheet

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, other correspondent bank lines or obtain additional funds through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At December 31, 2023 and 2022, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis. At December 31, 2023, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2023
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.38%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.13%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.13%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.07%

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

ITEM 8.    Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated in the critical audit matter below.

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

Allowance For Credit Losses – Qualitative Factor Adjustments

As described in Notes 1 and 3 to the financial statements and referred to in the change in accounting principle explanatory paragraph above, on January 1, 2023 (“adoption date”), the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss methodology.

Management estimates a quantitative component of the allowance for credit losses for loans (“ACL”) utilizing a static pool methodology in which expected credit losses are calculated by leveraging the Company’s historical loss rates on a pool of loans over a period equal to the weighted average remaining life of the portfolio segment. The Company incorporates reasonable and supportable forecasts and adjustments for differences in current loan-specific risk characteristics as qualitative factor adjustments to arrive at the Company’s overall estimate of current expected credit losses within the loan portfolio. The determination of qualitative factor adjustments involves significant judgment and the use of subjective measurement by management.

We identified auditing the qualitative factor adjustments as a critical audit matter because of the higher degree of auditor effort and judgment required to evaluate management's judgments and significant assumptions applied in the determination of qualitative factor adjustments.

The primary procedures we performed to address this critical audit matter were comprised of testing management’s process related to the determination of qualitative factor adjustments within the ACL, which included (i) testing the relevance and reliability of significant data, (ii) evaluating the reasonableness of management’s judgments pertaining to the qualitative factor adjustments, including conformance with management’s policies, (iii) evaluating the reasonableness of management’s significant assumptions utilized in determining qualitative factor adjustments, and (iv) evaluating the overall reasonableness of the allowance for credit losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2006.

Livingston, New Jersey

March 29, 2024

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$165,209	$164,122
Securities purchased under agreements to resell, at cost	—	49,567
Securities available-for-sale, at fair value	122,107	109,269
Securities held-to-maturity, at cost (fair value of $69,116 and $69,346, at December 31, 2023 and December 31, 2022, respectively)	77,001	78,377
Securities, restricted, at cost	2,928	2,810

Loans held for investment	1,207,413	947,295
Less: allowance for credit losses	(16,631)	(12,223)
Loans, net of allowance	1,190,782	935,072
Premises and equipment, net	2,602	2,704
Accrued interest receivable	9,130	5,768
Deferred tax assets, net	11,625	9,572
Other assets	35,492	38,378
Total assets	$1,616,876	$1,395,639

Liabilities:
Deposits:
Demand	$473,274	$444,324
Savings, NOW and money market	926,264	764,354
Time	7,761	19,558
Total deposits	1,407,299	1,228,236

Accrued expenses and other liabilities	11,022	9,245
Total liabilities	1,418,321	1,237,481

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,361,185 and 8,238,041 shares issued, respectively; and 8,287,848 and 8,195,333 shares outstanding, respectively	84	82
Additional paid-in capital	99,713	96,387
Retained earnings	114,261	77,712
Accumulated other comprehensive loss	(13,235)	(15,117)
Treasury stock at cost (73,337 and 42,708 shares, respectively)	(2,268)	(906)
Total stockholders’ equity	198,555	158,158
Total liabilities and stockholders’ equity	$1,616,876	$1,395,639

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest income:
Loans held for investment	$81,188	$54,007	$41,545
Securities, includes restricted stock	5,020	4,161	2,174
Securities purchased under agreements to resell	1,526	1,251	619
Interest earning cash and other	4,154	1,574	193
Total interest income	91,888	60,993	44,531

Interest expense:
Savings, NOW and money market deposits	7,635	1,488	746
Time deposits	476	155	79
Borrowings	4	4	3
Total interest expense	8,115	1,647	828

Net interest income	83,773	59,346	43,703
Provision for credit losses	4,525	3,490	6,955
Net interest income after provision for credit losses	79,248	55,856	36,748

Noninterest income:
Payment processing fees	22,316	21,944	20,856
Administrative service income	2,467	2,534	29
Net gain on equity investments	4,013	—	—
Customer related fees, service charges and other	955	359	434
Gain (loss) on loans held for sale	—	88	(295)
Total noninterest income	29,751	24,925	21,024

Noninterest expense:
Employee compensation and benefits	32,481	25,774	21,741
Occupancy and equipment	3,363	3,236	2,808
Professional and consulting services	5,447	3,376	2,922
FDIC and regulatory assessments	793	558	447
Advertising and marketing	1,823	1,462	1,174
Travel and business relations	985	566	327
Data processing	5,165	4,222	3,671
Other operating expenses	3,060	2,786	1,974
Total noninterest expense	53,117	41,980	35,064

Net income before income taxes	55,882	38,801	22,708
Income tax expense	14,871	10,283	4,783

Net income	$41,011	$28,518	$17,925

Earnings per share
Basic	$5.31	$3.73	$2.40
Diluted	$4.91	$3.47	$2.26

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$41,011	$28,518	$17,925
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	2,595	(19,661)	(3,159)
Tax effect	(713)	5,394	901
Total other comprehensive income (loss)	1,882	(14,267)	(2,258)
Total comprehensive income	$42,893	$14,251	$15,667

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at January 1, 2021	—	7,793,482	$—	$78	$91,622	$33,535	$1,408	$(567)	$126,076
Net income	—	—	—	—	—	17,925	—	—	17,925
Other comprehensive loss	—	—	—	—	—	—	(2,258)	—	(2,258)
Exercise of stock options, net of repurchases (132,369 shares)	—	193,364	—	2	25	—	—	—	27
Restricted stock grants	—	102,000	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	1,965	—	—	—	1,965
Balance at December 31, 2021	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	28,518	—	—	28,518
Other comprehensive loss	—	—	—	—	—	—	(14,267)	—	(14,267)
Exercise of stock options, net of repurchases (11,912 shares)	—	39,919	—	—	333	—	—	—	333
Restricted stock grants, net of forfeitures (13,750 shares)	—	74,970	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	2,444	—	—	—	2,444
Cash dividends declared to common stockholders ($0.28 per share)	—	—	—	—	—	(2,266)	—	—	(2,266)
Shares received related to tax withholding	—	(8,402)	—	—	—	—	—	(339)	(339)
Balance at December 31, 2022	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Cumulative change in accounting principle (Note 1)	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	41,011	—	—	41,011
Other comprehensive income	—	—	—	—	—	—	1,882	—	1,882
Exercise of stock options, net of repurchases (11,142 shares)	—	26,272	—	1	109	—	—	—	110
Restricted stock grants	—	96,872	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	3,218	—	—	—	3,218
Cash dividends declared to common stockholders ($0.475 per share)	—	—	—	—	—	(3,894)	—	—	(3,894)
Shares received related to tax withholding	—	(22,629)	—	—	—	—	—	(1,076)	(1,076)
Purchase of common stock	—	(8,000)	—	—	—	—	—	(286)	(286)
Balance at December 31, 2023	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$41,011	$28,518	$17,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,525	3,490	6,955
Depreciation and amortization of premises and equipment	707	703	687
Stock compensation expense	3,218	2,444	1,965
Net gain on equity investments	(4,013)	—	—
(Gain) loss on loans held for sale	—	(88)	295
Deferred tax (benefit) expense	(2,551)	(1,333)	653
Net amortization (accretion):
Securities	429	537	776
Loans	(1,291)	(1,054)	(1,422)
Right of use asset	567	466	534
Software	1,263	1,380	1,014
Changes in other assets and liabilities:
Accrued interest receivable	(3,362)	(1,571)	332
Other assets	794	3,184	322
Operating lease liability	(627)	(561)	(544)
Accrued expenses and other liabilities	1,731	2,682	587
Net cash provided by operating activities	42,401	38,797	30,079
Cash flows from investing activities:
Net change in loans	(259,227)	(162,067)	(134,539)
Net change in securities purchased under agreements to resell	49,567	704	1,455
Purchases of securities available-for-sale	(22,820)	(1,739)	(86,828)
Purchases of securities held-to-maturity	(5,978)	(84,092)	—
Principal repayments on securities available-for-sale	12,249	20,761	52,164
Principal repayments on securities held-to-maturity	7,253	5,610	—
(Purchases) redemption of securities, restricted	(118)	(130)	14
Payoff of loans held for sale	—	688	189
Net proceeds on equity investments	6,674	—	—
Purchases of premises and equipment	(605)	(73)	(1,004)
Development of capitalized software	(2,399)	(1,163)	(1,940)
Net cash used in investing activities	(215,404)	(221,501)	(170,489)
Cash flows from financing activities:
Net increase in deposits	179,063	199,827	224,355
Decrease in borrowings	(2)	(2)	(1)
Exercise of stock options, net of repurchases	110	333	27
Tax withholding payments for vested equity awards	(1,076)	(339)	—
Cash dividends paid to common stockholders	(3,719)	(2,149)	—
Purchase of common stock	(286)	—	—
Net cash provided by financing activities	174,090	197,670	224,381
Increase in cash and cash equivalents	1,087	14,966	83,971
Cash and cash equivalents at beginning of the period	164,122	149,156	65,185
Cash and cash equivalents at end of the period	$165,209	$164,122	$149,156

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,134	$1,618	$828
Taxes	17,587	8,654	5,960
Noncash transactions:
Exchange of equity investment for note receivable	1,750	—	—
Dividends declared but not paid	175	117	—
Cumulative change in accounting principle (Note 1)	(568)	—	—
Contribution of loans held for sale in exchange for an equity interest in a variable interest entity	—	13,500	—
Right of use asset obtained in exchange for lease liability	—	383	—
Transfer from loans held for investment to held for sale	—	—	14,584

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

December 31, 2023 and 2022

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future until maturity or payoff are stated at amortized cost, consisting of the principal amount outstanding, net of deferred loan fees and costs for originated loans and net of unamortized premiums or discounts for purchased loans. Interest income is recognized using the level yield method. Net deferred loan fees, origination costs, unamortized premiums or discounts are recognized in interest income over the loan term as a yield adjustment. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in accrued interest receivable on the Consolidated Statements of Financial Condition.

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

Allowance for credit losses on loans held for investment

The allowance for credit losses on loans held for investment is a valuation allowance that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Losses are charged against

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

the allowance when management believes it has confirmed the loan balance is uncollectible. Subsequent recoveries are credited to the allowance.

The methodology for determining the allowance for credit losses on loans held for investment is considered a critical accounting policy by management given the judgment required for determining assumptions used, uncertainty of economic forecasts, and subjectivity of any qualitative factors considered. The Company utilizes the Static Pool methodology to calculate the quantitative component of the allowance for credit losses for its entire loan portfolio. The Static Pool methodology leverages the historical loss rates on a similar pool of loans over a period equal to the weighted average remaining life of the portfolio segment.

The Company incorporates reasonable and supportable forecasts as qualitative adjustments applied to the historical loss rates over the reasonable and supportable forecast period, with reversion to historical loss rates thereafter. The Company has elected a one-year reasonable and supportable forecast period and straight-line reversion to the historical loss rate over a one-year period. Forecast adjustments reflect the extent to which the Company expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Further qualitative adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, such as unemployment rates, property values, or other relevant factors. Management evaluates the adequacy of the allowance on a quarterly basis.

The CECL Standard requires an entity to assess whether financial assets share similar risk characteristics. If similar risk characteristics exist, management must measure expected credit losses of financial assets on a collective (pool) basis, considering the risk associated with the designated pool. If similar risk characteristics do not exist based on various factors, management must measure the financial asset for expected credit losses on an individual basis.  Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, or that the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. The fair value of the collateral is adjusted for estimated costs to sell the collateral in instances where the repayment of the loan is dependent on the sale of the collateral. As of December 31, 2023, there was one multifamily loan totaling $10,940 that was individually analyzed and collateral dependent on the Consolidated Statements of Financial Condition.

The Company evaluates its loan pooling methodology at least annually. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Commercial Loans and Lines of Credit (“Commercial”).  Loans in this classification consist primarily of commercial loans originated to law firms nationally to provide a combination of lines-of-credit and term loans for working capital, litigation case costs, marketing and growth initiatives, and other operating needs arising during the normal course of business.  The credit quality of these commercial loans is largely dependent upon the valuation of the borrowers’ current case inventory of claimants and cash flows from operations to service the debt. To a lesser extent, this category also includes other commercial loans to ISOs and small to mid-size businesses to provide financing for normal business operating needs. The credit quality of the ISO portfolio is largely dependent upon the overall merchant portfolio and associated revenue stream or residual generated from their merchant portfolio serviced by the bank as well as their cash flow from operations to service the debt.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

Allowance for credit losses on securities held-to-maturity

The CECL Standard requires that securities held-to-maturity be accounted for under the CECL methodology, including historical loss experience and impact of current conditions and reasonable and supportable forecasts, with an associated allowance for credit losses. The Company pools securities held-to-maturity based on shared risk characteristics with losses estimated assuming future cash flows not expected to be collected. For securities held-to-maturity with no historical losses, the Company can rely on external data. For example, credit rating agencies’ loss data and default rates can be utilized on specific bonds with associated grades. Agency rating changes can be incorporated along with current and forecasted conditions to determine the allowance for credit losses associated with securities held-to-maturity. All of the Company’s securities held-to-maturity are agency backed securities and have no expected credit losses under current conditions and reasonable and supportable forecasts. Factors considered in management’s expectation of no expected credit losses in the securities held-to-maturity portfolio are the explicit guarantee by a sovereign government, long history of no credit losses, and consistent high credit rating by rating agencies. The Company’s securities held-to-maturity are either explicitly or implicitly guaranteed by the U.S. government agencies, are highly rated by major ratings agencies, and have a long history of no credit losses. Accordingly, there was no allowance for credit losses on securities held-to-maturity as of December 31, 2023.

Allowance for credit losses on securities available-for-sale

For securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of the expected cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. All of the Company’s securities available-for-sale have no expected credit losses under current conditions and reasonable and supportable forecasts. Accordingly, there was no allowance for credit losses on securities available-for-sale as of December 31, 2023.

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

Off-Balance Sheet Credit Exposures

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

Internal-Use Software

Implementation costs with respect to internal-use software are capitalized once the project stage is complete.  Project stage includes determining the performance requirements, strategic decisions related to allocation of resources, determining the technology needed to achieve performance requirements, selection of vendors, and other items.  Costs during the project stage are expensed as incurred. Once the internal-use software is placed into operation, capitalized software costs are amortized using the straight-line method over 3-5 years. Internal use-software assets totaled $2.9 million and $3.4 million, net of accumulated amortization, as of December 31, 2023 and 2022, respectively, and are included within Other assets on the Consolidated Statements of Financial Condition. The related software amortization totaled $1.3 million and $1.4 million, for the years ended December 31, 2023 and 2022, respectively, and are included within Occupancy and equipment on the Consolidated Statements of Income.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

Equity Investment Without Readily Determinable Fair Value

In 2018, the Company purchased a 4.95% interest in Litify, Inc. (“Litify”), a technology solution to automate and manage a law firm’s business and cases, for a cost of $2,410. As Litify is a private company, the investment does not have a readily determinable fair value and management has elected to determine the recorded carrying amount based on its cost adjusted for observable price changes less impairment. In 2023, Litify was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As party to the reorganization and sale transaction, the Company’s partnership interests were exchanged for cash and noncash consideration, resulting in a gain on its investment of $5,313 in 2023. In addition, the Company has recorded a note receivable of $1.8 million as of December 31, 2023.There was no gain or loss on its equity investment in 2022. The equity investment and note receivable are presented within Other assets on the Consolidated Statements of Financial Condition and the related income is presented within Net gain on equity investments on the Consolidated Statements of Income.

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13,500 where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within Other assets on the Consolidated Statements of Financial Condition. The Company recognized an equity method loss of $1,300 on its investment in 2023 and there was no loss recognized in 2022. The NFL fund’s primary model assumptions were adjusted to extend the expected weighted average life of the underlying assets by approximately one year. As of December 31, 2023, the investment’s carrying amount was $10,634 with a remaining life of 5.3 years, as compared to a carrying amount of $12,636 as of December 31, 2022.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

Share-Based Payment

Share based payment guidance requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees in the Consolidated Statements of Income. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost for stock options is recognized as noninterest expense in the Consolidated Statements of Income on a straight-line basis over the vesting period of each stock option grant.

Compensation expense for restricted stock awards is based on the fair value of the award on the measurement date, which is the date of grant, and the expense is recognized ratably over the service period of the award.

At December 31, 2023, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

Adoption of New Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “current expected credit loss” (“CECL” or the “CECL Standard”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held-to-maturity, as well as off-balance sheet credit exposures, including loan commitments, standby letters of credit, and financial guarantees. The CECL Standard significantly made changes to estimates of credit losses related to financial assets measured at amortized cost, including loans receivable and certain other contracts. In addition, the CECL Standard made changes to the accounting for available-for-sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$107,396	$6	$(16,392)	$91,010
Collateralized mortgage obligations ("CMOs") – agency	32,966	264	(2,133)	31,097
Total available-for-sale	$140,362	$270	$(18,525)	$122,107

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$77,001	$9	$(7,894)	$69,116
Total held-to-maturity	$77,001	$9	$(7,894)	$69,116

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$111,445	$—	$(18,500)	$92,945
CMOs – agency	18,675	—	(2,351)	16,324
Total available-for-sale	$130,120	$—	$(20,851)	$109,269

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$78,377	$—	$(9,031)	$69,346
Total held-to-maturity	$78,377	$—	$(9,031)	$69,346

Mortgage-backed securities included all pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMOs are backed by government agency pass-through certificates. CMOs, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials or planned amortization classes (“PACs”). As actual maturities may

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities in 2023, 2022 and 2021.

At December 31, 2023, securities having a fair value of $131,536 were pledged to the FHLB for borrowing capacity totaling $125,709. At December 31, 2022 securities having a fair value of $141,507 were pledged to the FHLB for borrowing capacity totaling $135,135. At December 31, 2023 and 2022, the Company had no outstanding FHLB advances.

At December 31, 2023, securities having a fair value of $59,687 were pledged to the FRB of New York for borrowing capacity totaling $57,970. At December 31, 2022, securities having a fair value of $37,110 were pledged to the FRB of New York for borrowing capacity totaling $36,147. At December 31, 2023 and 2022, the Company had no outstanding FRB borrowings.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position, as of December 31:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$3,143	$(17)	$86,082	$(16,375)	$89,225	$(16,392)
CMOs – agency	—	—	13,176	(2,133)	13,176	(2,133)
Total available-for-sale	$3,143	$(17)	$99,258	$(18,508)	$102,401	$(18,525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)
Total held-to-maturity	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$8,902	$(725)	$84,043	$(17,775)	$92,945	$(18,500)
CMOs – agency	11,798	(992)	4,526	(1,359)	16,324	(2,351)
Total available-for-sale	$20,700	$(1,717)	$88,569	$(19,134)	$109,269	$(20,851)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)
Total held-to-maturity	$69,346	$(9,031)	$—	$—	$69,346	$(9,031)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at December 31, 2023.

As of December 31, 2023, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

Accrued interest receivable on securities totaling $515 thousand at December 31, 2023, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2023	2022
Real estate:
Multifamily	$348,241	$262,489
Commercial real estate	89,498	91,837
1 – 4 family	17,937	25,565
Total real estate	455,676	379,891
Commercial	737,914	552,082
Consumer	14,491	16,580
Total loans held for investment	1,208,081	948,553
Deferred fees and unearned premiums, net	(668)	(1,258)
Allowance for credit losses	(16,631)	(12,223)
Loans held for investment, net	$1,190,782	$935,072

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for credit losses by class for the years ending December 31, 2023, under the CECL methodology, and 2022 and 2021 under the incurred loss methodology:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total
December 31, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	514	1	283
Provision (credit) for credit losses	1,211	(90)	(3)	2,902	505	4,525
Recoveries	—	—	—	—	44	44
Loans charged-off	—	—	—	(5)	(439)	(444)
Total ending allowance balance	$3,236	$823	$58	$12,056	$458	$16,631

December 31, 2022
Allowance for credit losses:
Beginning balance	$1,789	$552	$285	$6,319	$131	$9,076
Provision (credit) for credit losses	389	470	(93)	2,358	366	3,490
Recoveries	17	—	—	32	—	49
Loans charged-off	(178)	—	—	(64)	(150)	(392)
Total ending allowance balance	$2,017	$1,022	$192	$8,645	$347	$12,223

December 31, 2021
Allowance for credit losses:
Beginning balance	$1,278	$597	$342	$5,003	$4,182	$11,402
Provision (credit) for credit losses	511	(45)	(57)	1,427	5,119	6,955
Recoveries	—	—	—	—	—	—
Loans charged-off	—	—	—	(111)	(9,170)	(9,281)
Total ending allowance balance	$1,789	$552	$285	$6,319	$131	$9,076

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

As of December 31, 2023, there was one multifamily collateral dependent loan secured by real estate totaling $10,940 with no associated specific reserve on the Consolidated Statement of Financial Condition.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method, prior to the adoption of the CECL Standard, as of the date indicated. The recorded investment in loans is not adjusted for accrued interest, deferred fees and costs, and unearned premiums and discounts:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total
December 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,017	1,022	192	8,645	347	12,223

Total ending allowance balance	$2,017	$1,022	$192	$8,645	$347	$12,223

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	262,489	91,837	25,565	552,082	16,580	948,553

Total ending loans balance	$262,489	$91,837	$25,565	$552,082	$16,580	$948,553

There were no impaired loans as of December 31, 2022.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of December 31, 2023 and 2022:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2023
Multifamily	$—	$—	$—	$10,940	$10,940	$337,301	$348,241
Commercial real estate	—	—	—	—	—	89,498	89,498
1 – 4 family	—	—	—	—	—	17,937	17,937
Commercial	—	—	—	—	—	737,914	737,914
Consumer	24	41	69	—	134	14,357	14,491
Total	$24	$41	$69	$10,940	$11,074	$1,197,007	$1,208,081

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2022
Multifamily	$—	$—	$—	$—	$—	$262,489	$262,489
Commercial real estate	—	—	—	—	—	91,837	91,837
1 – 4 family	—	—	—	—	—	25,565	25,565
Commercial	—	—	—	—	—	552,082	552,082
Consumer	36	8	—	4	48	16,532	16,580
Total	$36	$8	$—	$4	$48	$948,505	$948,553

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Multifamily:
Pass	$105,175	$29,116	$109,919	$23,512	$22,155	$47,566	$—	$—	$337,443
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	105,175	29,116	109,919	34,452	22,155	47,566	—	—	348,383
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	1,861	—	—	4,296	11,776	—	—	17,933
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,861	—	—	4,296	11,776	—	—	17,933
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	43,500	59,203	9,212	489	—	465	615,177	5,024	733,070
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	43,500	59,203	9,212	489	—	465	619,165	5,024	737,058
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Consumer:
Pass	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Current period gross charge-offs	—	324	25	90	—	—	—	—	439

Total:
Pass	157,490	154,129	129,747	26,116	33,208	69,354	617,417	5,024	1,192,485
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$157,490	$154,129	$129,747	$37,056	$33,208	$69,354	$621,405	$5,024	$1,207,413
Total current period gross charge-offs	$—	$324	$25	$90	$—	$5	$—	$—	$444

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the years ended December 31, 2023, 2022 and 2021, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company.

Loans to principal officers, directors, and their affiliates during 2023 were as follows:

Beginning balance	$4,030
New advances	—
Repayments	(4,030)
Ending balance	$—

Pledged Loans

At December 31, 2023, loans totaling $222,398 were pledged to the FHLB of New York for borrowing capacity totaling $158,538. At December 31, 2022, loans totaling $20,565 were pledged to the FHLB of New York for borrowing capacity totaling $14,245.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2023	2022
Leasehold improvements	$3,073	$2,805
Furniture, fixtures and equipment	4,973	4,636
	8,046	7,441
Less: accumulated depreciation and amortization	5,444	4,737
Total premises and equipment, net	$2,602	$2,704

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment in the Consolidated Statements of Income, was $707, $703 and $687 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5 — Deposits

The contractual maturities of certificates of deposit as of December 31, 2023, are as follows:

Total
2024	$5,666
2025	2,095
Total	$7,761

As of December 31, 2023 and 2022, certificates of deposit greater than $250 were $872 and $554, respectively. Certificates of deposit include deposits insured through the certificates of deposit account registry service (“CDARS”) totaling $4,334 and $16,119 as of December 31, 2023 and 2022, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2023 and 2022 were $2,564 and $11,326, respectively.

NOTE 6 — Borrowings

The Company had a secured borrowing of $44 and $46 as of December 31, 2023 and 2022, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2023 and 2022, we had the ability to borrow a total of $284,247 and $149,380, respectively, from the FHLB of New York. We also had a borrowing capacity with the FRB of New York discount window of $57,970 and $36,147 at December 31, 2023 and 2022, respectively. These borrowings are collateralized by loans and securities. At December 31, 2023 and 2022, we also had lines of credit with other financial institutions totaling $17,500 and $67,500, respectively. No amounts were outstanding on any of the aforementioned lines as of December 31, 2023 and 2022.

NOTE 7 — Noninterest Income

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities. Descriptions of revenue-

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

	Years Ended December 31,
	2023	2022	2021
Payment processing fees:
Payment processing income	$21,450	$21,101	$20,040
ACH income	866	843	816
Total payment processing fees	22,316	21,944	20,856
Customer related fees, service charges and other:
Administrative service income	2,467	2,534	29
Net gain on equity investments (1)	4,013	—	—
Gain (loss) on loans held for sale (1)	—	88	(295)
Other	955	359	434
Total customer related fees, service charges and other	7,435	2,981	168
Total noninterest income	$29,751	$24,925	$21,024

(1)	Represents a valuation adjustment, not within the scope of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the FRB for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, asset management fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2023	2022	2021
Current:
Federal expense	$13,066	$8,795	$3,442
State and city expense	4,356	2,821	688
Total current tax expense	17,422	11,616	4,130

Deferred:
Federal (benefit) expense	(1,874)	(807)	248
State and city (benefit) expense	(677)	(526)	405
Total deferred tax (benefit) expense	(2,551)	(1,333)	653
Income tax expense	$14,871	$10,283	$4,783

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate at December 31:

	2023	2022	2021
Federal tax expense at statutory rate	$11,735	$8,148	$4,769
State and local income taxes, net of federal income tax benefit	2,867	1,948	929
Incentive stock options	95	63	69
Stock-based compensation excess tax benefit	(356)	(317)	(1,036)
Research and development tax credits	(150)	(100)	(100)
Other	680	541	152
Income tax expense	$14,871	$10,283	$4,783

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$71	$142
Stock based compensation	1,271	985
Allowance for credit losses	4,535	3,330
Deferred loan fees, net	191	386
Unrealized loss on securities available-for-sale	5,020	5,733
Other	1,957	684
Total deferred tax assets	13,045	11,260
Deferred tax liabilities:
Fixed assets	(1,316)	(1,135)
Investment in partnership	(104)	(553)
Total deferred tax liabilities	(1,420)	(1,688)
Deferred tax asset, net	$11,625	$9,572

The Company has New York state and city net operating loss carryforwards of $895 and $67, respectively, as of December 31, 2023. The net operating losses are available to reduce future taxable income and begin to expire in 2026.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2023 and 2022, will be realized.

The Company does not have any unrecognized tax benefits at December 31, 2023 and 2022, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021. The Company is subject to U.S. federal income tax as well as income tax in 10 state and local jurisdictions. The Company is no longer subject to examination by taxing authorities for years before 2020.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. The Company matched 100% of employee contributions up to 2% of their salary, resulting in total expenses of $276, $218 and $189 in 2023, 2022 and 2021, respectively.

Share Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

The Company’s 2007 Stock Option Plan allowed for a maximum of 270,000 shares of common stock to be issued. As of December 31, 2023, 269,500 shares have been issued. The 2007 Stock Option Plan expired in May 2017 and no new options can be granted from the plan.

The Company’s 2011 Stock Compensation Plan allows for a maximum of 754,607 shares of common stock to be issued. As of December 31, 2023, 754,295 shares have been issued. The 2011 Stock Compensation Plan expired in May  2021, and no new awards can be granted from the plan.

The Company’s 2017 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. As of December 31, 2023, all shares under the 2017 plan have been issued.

The Company’s 2019 Equity Incentive Plan allows for a maximum of 300,000 shares of common stock to be issued. As of December 31, 2023, 36 shares remain available for grant.

The Company’s 2021 Equity Incentive Plan allows for a maximum of 400,000 shares of common stock to be issued. A total of 24,708 shares remain available for grant under the 2021 Equity Incentive Plan of which 24,708 can be granted as restricted shares.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.94%	3.67%	1.43%
Expected term	84 months	84 months	84 months
Expected stock price volatility	32.0%	26.5%	34.7%
Dividend yield	1.29%	1.01%	0.00%
Weighted average fair value	$17.27	$13.63	$11.99

The following table presents a summary of the activity related to options for the year ended December 31, 2023:

	Year Ended December 31, 2023
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	633,984	$18.61
Granted	46,450	48.32
Exercised	(37,414)	17.01
Forfeited	(3,501)	36.50
Expired	—	—
Outstanding at end of year	639,519	$20.76	4.41
Vested or expected to vest	639,519	$20.76	4.41
Exercisable at period end	539,719	$16.67	3.52

The Company recognized compensation expense related to options of $658, $463 and $483 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, unrecognized compensation cost related to non-vested options was approximately $1,460 and is expected to be recognized over a weighted average period of 2.35 years. The intrinsic value for outstanding options, net of expected forfeitures was $18,671. The intrinsic value for exercisable options at December 31, 2023 was $17,965.

The following table presents information related to stock options exercises for the years ended December 31:

	Years Ended December 31,
	2023	2022	2021
Intrinsic value of options exercised	$1,134	$1,312	$6,313
Cash received from option exercises	109	333	27
Excess tax benefit from option exercises	296	273	1,433

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

The following table presents a summary of the activity related to restricted stock for the year ended December 31, 2023:

	Year Ended December 31, 2023
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	503,225	$27.92
Granted	96,872	48.32
Vested	(85,162)	23.79
Forfeited	—	—
Outstanding at end of year	514,935	$32.44

The Company recognized compensation expense related to restricted stock of $2,560, $1,981 and $1,482 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $12,118 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.65 years.

NOTE 10 — Earnings per Share

The factors used in the earnings per share computation follow:

	Years Ended December 31,
	2023	2022	2021
Basic:
Net income	$41,011	$28,518	$17,925
Weighted average shares outstanding	7,716,367	7,638,423	7,469,907
Basic earnings per share	$5.31	$3.73	$2.40

Diluted:
Net income	$41,011	$28,518	$17,925
Weighted average shares outstanding for basic earnings per share	7,716,367	7,638,423	7,469,907
Add: Dilutive effects of share based awards	629,219	575,271	477,077
Weighted average shares and dilutive potential shares	8,345,586	8,213,694	7,946,984
Diluted earnings per share	$4.91	$3.47	$2.26

Share based awards totaling 96,450, 201,920 and 100,737 shares of stock were not considered in computing diluted earnings per share for 2023, 2022 and 2021, respectively, because they were anti-dilutive.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers. The adoption of the CECL Standard resulted in an increase of $500 thousand to the reserve for unfunded commitments in other liabilities.

	Years Ended December 31,
	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$15	$77,075	$15	$17,223
Standby letters of credit	7,284	—	7,945	—
Total credit related commitments	$7,299	$77,075	$7,960	$17,223

The fixed rate credit related loan commitments have interest rates of 18.00% and maturities ranging from 1 month to 4 years.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

As of December 31, 2023, right of use (“ROU”) lease assets and related lease liabilities were $1,724 and $2,183, respectively. As of December 31, 2022, ROU lease assets and related lease liabilities were $2,291 and $2,810, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of December 31, 2023, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2023, are summarized as follows:

Operating Lease
Liabilities
2024	$784
2025	803
2026	754
2027	—
2028	—
Thereafter	—
Total operating lease payments	2,341
Less: interest	158
Present value of operating lease liabilities	$2,183

	December 31,
	2023		2022
Weighted-average remaining lease term	2.92	years	3.92	years
Weighted-average discount rate	3.30%		3.28%

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

The components of total lease cost are as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$630	$560	$568
Short-term lease cost	219	74	13
Total lease cost	$849	$634	$581

Cash paid for operating leases	$909	$728	$658

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$91,010	$—
CMOs – agency	—	31,097	—
Total available-for-sale	$—	$122,107	$—

December 31, 2022
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$92,945	$—
CMOs – agency	—	16,324	—
Total available-for-sale	$—	$109,269	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2023.

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

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments not carried at fair value:

	Fair Value Measurement at December 31, 2023, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$165,209	$165,209	$—	$—	$165,209
Securities, held-to-maturity	77,001	—	69,116	—	69,116
Securities, restricted, at cost	2,928	N/A	N/A	N/A	N/A
Loans held for investment, net	1,190,782	—	—	1,172,226	1,172,226
Accrued interest receivable	9,130	—	579	8,551	9,130

Financial Liabilities:
Time deposits	7,761	—	7,647	—	7,647
Demand and other deposits	1,399,538	1,399,538	—	—	1,399,538
Secured borrowings	44	—	—	44	44
Accrued interest payable	11	—	11	—	11

	Fair Value Measurement at December 31, 2022, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$164,122	$164,122	$—	$—	$164,122
Securities purchased under agreements to resell, at cost	49,567	—	—	49,567	49,567
Securities, held-to-maturity	78,377	—	69,346	—	69,346
Securities, restricted, at cost	2,810	N/A	N/A	N/A	N/A
Loans held for investment, net	935,072	—	—	927,481	927,481
Accrued interest receivable	5,768	—	449	5,319	5,768

Financial Liabilities:
Time deposits	19,558	—	19,459	—	19,459
Demand and other deposits	1,208,678	1,208,678	—	—	1,208,678
Secured borrowings	46	—	—	46	46
Accrued interest payable	30	—	30	—	30

NOTE 14 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets	$197,204	15.38%	$102,587	8.00%	$134,646	10.50%	$128,234	10.00%
Tier 1 (core) capital to risk weighted assets	181,162	14.13	76,940	6.00	108,999	8.50	102,587	8.00
Tier 1 (common) capital to risk weighted assets	181,162	14.13	57,705	4.50	89,764	7.00	83,352	6.50
Tier 1 (core) capital to adjusted total assets	181,162	12.07	60,052	4.00	60,052	4.00	75,065	5.00

December 31, 2022
Total capital to risk weighted assets	$153,230	15.44%	$79,377	8.00%	$104,182	10.50%	$99,221	10.00%
Tier 1 (core) capital to risk weighted assets	141,006	14.21	59,533	6.00	84,338	8.50	79,377	8.00
Tier 1 (common) capital to risk weighted assets	141,006	14.21	44,650	4.50	69,455	7.00	64,494	6.50
Tier 1 (core) capital to adjusted total assets	141,006	10.98	51,355	4.00	51,355	4.00	64,194	5.00

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

NOTE 15 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2023	2022
ASSETS:
Cash and cash equivalents	$5,718	$10,467
Investment in banking subsidiary	167,998	126,031
Loans held for investment	7,880	1,967
Equity investment without readily determinable fair value	—	2,410
Equity investment in variable interest entity	10,634	12,636
Other assets	6,824	4,986
Total assets	$199,054	$158,497
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities	$499	$339
Total stockholders’ equity	198,555	158,158
Total liabilities and equity	$199,054	$158,497

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
Net interest income (expense)	$600	$(111)	$167
Dividends received from the Bank	—	12,000	8,000
Net gain on equity investments	4,013	—	—
Gain (loss) on loans held for sale	—	88	(295)
Other non-interest income	161	14	—
Other expense	(4,294)	(3,369)	(2,575)
Income before income tax and undistributed subsidiary income	480	8,622	5,297
Income tax (expense) benefit	(122)	895	635
Equity in undistributed subsidiary income	40,653	19,001	11,993
Net income	$41,011	$28,518	$17,925
Comprehensive income	$42,893	$14,251	$15,667

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$41,011	$28,518	$17,925
Adjustments:
Stock compensation expense	3,218	2,444	1,965
(Gain) loss on loans held for sale	—	(88)	295
Net gain on equity investments	(4,013)	—	—
Equity in undistributed subsidiary income	(40,653)	(19,001)	(11,993)
Change in other assets	(86)	299	(737)
Change in other liabilities	(16)	(933)	(31)
Net cash (used in) provided by operating activities	(539)	11,239	7,424
Cash flows from investing activities:
Change in other assets	(5,913)	—	(459)
Investment in loans held for sale	—	—	(14,584)
Payments on loans held for sale, previously classified as held for investment	—	688	189
Net proceeds on equity investments	6,674	—	—
Net cash provided by (used in) investing activities	761	688	(14,854)
Cash flows from financing activities:
Exercise of stock options, net of repurchases	110	333	27
Tax withholding payments for vested equity awards	(1,076)	(339)	—
Cash dividends paid to common stockholders	(3,719)	(2,149)	—
Purchase of common stock	(286)	—	—
Net cash (used in) provided by financing activities	(4,971)	(2,155)	27
(Decrease) increase in cash and cash equivalents	(4,749)	9,772	(7,403)
Cash and cash equivalents at beginning of the period	10,467	695	8,098
Cash and cash equivalents at end of the period	$5,718	$10,467	$695

NOTE 16 — Accumulated Other Comprehensive Loss

The following is changes in accumulated other comprehensive loss by component, net of tax, for the years ending December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021

Unrealized (Losses) Gains on Securities Available-for-Sale	Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(15,117)	$(850)	$1,408
Other comprehensive income (loss) before reclassifications, net of tax	1,882	(14,267)	(2,258)
Net current period other comprehensive income (loss)	1,882	(14,267)	(2,258)
Ending balance	$(13,235)	$(15,117)	$(850)

There were no reclassifications out of accumulated other comprehensive loss for the years presented.

NOTE 17 — Subsequent Event

On January 11, 2024, the Company announced that it closed on its committed investment of $6,000 in United Payment Systems, LLC (doing business as Payzli) representing a 24.99% ownership interest in Payzli. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 14.Principal Accountant Fees and Services

Our independent registered public accounting firm is Crowe LLP, New York, New York, Auditor Firm ID: 173. The information required by this item is incorporated herein by reference to the section captioned “Proposal III — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

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

21	Subsidiaries of Registrant
23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Esquire Financial Holdings, Inc. Clawback Policy
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 29, 2024
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer, and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	Vice Chairman, Chief Executive Officer, and President	March 29, 2024
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 29, 2024
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 29, 2024
Anthony Coelho

/s/ Todd Deutsch	Director	March 29, 2024
Todd Deutsch

/s/ Joseph Melohn	Director	March 29, 2024
Joseph Melohn

/s/ Robert J. Mitzman	Director	March 29, 2024
Robert J. Mitzman

/s/ Rena Nigam	Director	March 29, 2024
Rena Nigam

/s/ Richard T. Powers	Director	March 29, 2024
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 29, 2024
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 29, 2024
Selig Zises