Form 10-Q
period 2024-06-30
Esquire Financial Holdings, Inc.
filed 2024-08-14
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2024, there were 8,314,227 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$152,733	$165,209
Securities available-for-sale, at fair value	176,814	122,107
Securities held-to-maturity, at cost (fair value of $64,777 and $69,116, at June 30, 2024 and December 31, 2023, respectively)	73,062	77,001
Securities, restricted, at cost	3,034	2,928

Loans held for investment	1,261,062	1,207,413
Less: allowance for credit losses	(18,521)	(16,631)
Loans, net of allowance	1,242,541	1,190,782
Premises and equipment, net	2,809	2,602
Accrued interest receivable	9,170	9,130
Other assets	55,551	47,117
Total assets	$1,715,714	$1,616,876

Liabilities:
Deposits:
Demand	$482,988	$473,274
Savings, NOW and money market	991,953	926,264
Time	11,952	7,761
Total deposits	1,486,893	1,407,299

Accrued expenses and other liabilities	11,410	11,022
Total liabilities	1,498,303	1,418,321

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,372,344 and 8,361,185 shares issued, respectively; and 8,292,948 and 8,287,848 shares outstanding, respectively	84	84
Additional paid-in capital	101,815	99,713
Retained earnings	132,320	114,261
Accumulated other comprehensive loss	(14,241)	(13,235)
Treasury stock at cost (79,396 and 73,337 shares, respectively)	(2,567)	(2,268)
Total stockholders’ equity	217,411	198,555
Total liabilities and stockholders’ equity	$1,715,714	$1,616,876

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans held for investment	$24,216	$19,137	$47,605	$36,752
Securities, includes restricted stock	2,023	1,189	3,628	2,343
Securities purchased under agreements to resell	—	715	—	1,368
Interest earning cash and other	1,146	1,014	2,225	1,957
Total interest income	27,385	22,055	53,458	42,420

Interest expense:
Savings, NOW and money market deposits	2,932	1,809	6,030	2,821
Time deposits	130	156	241	219
Borrowings	1	1	2	2
Total interest expense	3,063	1,966	6,273	3,042

Net interest income	24,322	20,089	47,185	39,378
Provision for credit losses	1,000	1,325	2,000	1,825
Net interest income after provision for credit losses	23,322	18,764	45,185	37,553

Noninterest income:
Payment processing fees	5,322	5,764	10,618	11,277
Administrative service income	620	739	1,366	1,268
Gain on equity investment	—	—	—	4,027
Customer related fees, service charges and other	333	192	680	385
Total noninterest income	6,275	6,695	12,664	16,957

Noninterest expense:
Employee compensation and benefits	9,525	7,803	18,686	15,287
Occupancy and equipment	1,156	835	2,083	1,664
Professional and consulting services	857	1,615	1,808	3,158
FDIC and regulatory assessments	233	182	455	326
Advertising and marketing	881	320	1,753	749
Travel and business relations	180	246	458	394
Data processing	1,722	1,249	3,233	2,382
Other operating expenses	678	726	1,324	1,497
Total noninterest expense	15,232	12,976	29,800	25,457

Net income before income taxes	14,365	12,483	28,049	29,053
Income tax expense	3,878	3,370	7,504	7,761

Net income	$10,487	$9,113	$20,545	$21,292

Earnings per share
Basic	$1.34	$1.18	$2.64	$2.76
Diluted	$1.25	$1.10	$2.45	$2.57

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$10,487	$9,113	$20,545	$21,292
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	176	(980)	(1,388)	931
Tax effect	(48)	270	382	(256)
Total other comprehensive income (loss)	128	(710)	(1,006)	675
Total comprehensive income	$10,615	$8,403	$19,539	$21,967

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2024	—	8,292,789	$—	$84	$100,853	$123,077	$(14,369)	$(2,567)	$207,078
Net income	—	—	—	—	—	10,487	—	—	10,487
Other comprehensive income	—	—	—	—	—	—	128	—	128
Exercise of stock options, net of repurchases (257 shares)	—	159	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	962	—	—	—	962
Cash dividends declared to common stockholders ($0.15 per share)	—	—	—	—	—	(1,244)	—	—	(1,244)
Balance at June 30, 2024	—	8,292,948	$—	$84	$101,815	$132,320	$(14,241)	$(2,567)	$217,411

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2023	—	8,190,758	$—	$82	$97,224	$88,504	$(13,732)	$(1,327)	$170,751
Net income	—	—	—	—	—	9,113	—	—	9,113
Other comprehensive loss	—	—	—	—	—	—	(710)	—	(710)
Exercise of stock options, net of repurchases (2,070 shares)	—	2,121	—	—	6	—	—	—	6
Stock compensation expense	—	—	—	—	788	—	—	—	788
Cash dividends declared to common stockholders ($0.125 per share)	—	—	—	—	—	(1,024)	—	—	(1,024)
Purchase of common stock	—	(500)	—	—	—	—	—	(18)	(18)
Balance at June 30, 2023	—	8,192,379	$—	$82	$98,018	$96,593	$(14,442)	$(1,345)	$178,906

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2024	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	20,545	—	—	20,545
Other comprehensive loss	—	—	—	—	—	—	(1,006)	—	(1,006)
Exercise of stock options, net of repurchases (257 shares)	—	11,159	—	—	173	—	—	—	173
Stock compensation expense	—	—	—	—	1,929	—	—	—	1,929
Cash dividends declared to common stockholders ($0.30 per share)	—	—	—	—	—	(2,486)	—	—	(2,486)
Shares received related to tax withholding	—	(6,059)	—	—	—	—	—	(299)	(299)
Balance at June 30, 2024	—	8,292,948	$—	$84	$101,815	$132,320	$(14,241)	$(2,567)	$217,411

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2023	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Cumulative change in accounting principle	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	21,292	—	—	21,292
Other comprehensive income	—	—	—	—	—	—	675	—	675
Exercise of stock options, net of repurchases (3,418 shares)	—	8,752	—	—	53	—	—	—	53
Stock compensation expense	—	—	—	—	1,578	—	—	—	1,578
Cash dividends declared to common stockholders ($0.225 per share)	—	—	—	—	—	(1,843)	—	—	(1,843)
Shares received related to tax withholding	—	(3,706)	—	—	—	—	—	(153)	(153)
Purchase of common stock	—	(8,000)	—	—	—	—	—	(286)	(286)
Balance at June 30, 2023	—	8,192,379	$—	$82	$98,018	$96,593	$(14,442)	$(1,345)	$178,906

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$20,545	$21,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,000	1,825
Depreciation and amortization of premises and equipment	370	349
Stock compensation expense	1,929	1,578
Gain on equity investment	—	(4,027)
Net amortization (accretion):
Securities	164	226
Loans	(247)	(707)
Right of use asset	279	292
Software	1,044	626
Changes in other assets and liabilities:
Accrued interest receivable	(40)	(1,217)
Other assets	(6,305)	(7,879)
Operating lease liability	(352)	(291)
Accrued expenses and other liabilities	608	3,040
Net cash provided by operating activities	19,995	15,107
Cash flows from investing activities:
Net change in loans	(53,512)	(107,649)
Net change in securities purchased under agreements to resell	—	62
Purchases of securities available-for-sale	(65,183)	—
Purchases of securities held-to-maturity	—	(5,978)
Principal repayments on securities available-for-sale	8,972	6,339
Principal repayments on securities held-to-maturity	3,891	3,426
Purchases of securities, restricted	(106)	(118)
Proceeds from equity investment	1,467	3,737
Purchase of equity investment	(3,524)	—
Purchases of premises and equipment	(577)	(146)
Development of capitalized software	(1,013)	(1,324)
Net cash used in investing activities	(109,585)	(101,651)
Cash flows from financing activities:
Net increase in deposits	79,594	30,748
Decrease in borrowings	(1)	(1)
Exercise of stock options, net of repurchases	173	53
Tax withholding payments for vested equity awards	(299)	(153)
Cash dividends paid to common stockholders	(2,353)	(1,740)
Purchase of common stock	—	(286)
Net cash provided by financing activities	77,114	28,621
Decrease in cash and cash equivalents	(12,476)	(57,923)
Cash and cash equivalents at beginning of the period	165,209	164,122
Cash and cash equivalents at end of the period	$152,733	$106,199

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,278	$2,942
Taxes	8,932	9,885
Noncash transactions:
Dividends declared but not paid	133	103
Exchange of noncash instruments	(300)	1,100
Cumulative change in accounting principle	—	(568)

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2023 and 2022. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within Other assets on the Consolidated Statements of Financial Condition. Losses may occur as a result of a reduction of projected cash flows from the VIE’s loan portfolio based on expected claim settlements. The Company recognized an equity method loss of approximately $500 thousand on its investment in the second quarter of 2024, which is representative of the six months ended June 30, 2024. As of June 30, 2024, the investment’s carrying amount was $10.1 million with a remaining life of 4.8 years. As of December 31, 2023, the investment’s carrying amount was $10.6 million.

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

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$104,774	$—	$(17,456)	$87,318
Collateralized mortgage obligations ("CMOs") – agency	91,683	166	(2,353)	89,496
Total available-for-sale	$196,457	$166	$(19,809)	$176,814

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$73,062	$—	$(8,285)	$64,777
Total held-to-maturity	$73,062	$—	$(8,285)	$64,777

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$107,396	$6	$(16,392)	$91,010
CMOs – agency	32,966	264	(2,133)	31,097
Total available-for-sale	$140,362	$270	$(18,525)	$122,107

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$77,001	$9	$(7,894)	$69,116
Total held-to-maturity	$77,001	$9	$(7,894)	$69,116

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

There were no sales or calls of securities for the three and six months ended June 30, 2024 and 2023.

At June 30, 2024, securities having a fair value of $185.6 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $175.1 million. At December 31, 2023, securities having a fair value of $131.5 million were pledged to the FHLB for borrowing capacity totaling $125.7 million. At June 30, 2024 and December 31, 2023, the Company had no outstanding FHLB advances.

At June 30, 2024, securities having a fair value of $56.0 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $54.4 million. At December 31, 2023, securities having a fair value of $59.7 million were pledged to the FRB for borrowing capacity totaling $58.0 million. At June 30, 2024 and December 31, 2023, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$6,439	$(94)	$80,879	$(17,362)	$87,318	$(17,456)
CMOs – agency	51,839	(219)	11,766	(2,134)	63,605	(2,353)
Total available-for-sale	$58,278	$(313)	$92,645	$(19,496)	$150,923	$(19,809)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$4,957	$(40)	$59,820	$(8,245)	$64,777	$(8,285)
Total held-to-maturity	$4,957	$(40)	$59,820	$(8,245)	$64,777	$(8,285)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$3,143	$(17)	$86,082	$(16,375)	$89,225	$(16,392)
CMOs – agency	—	—	13,176	(2,133)	13,176	(2,133)
Total available-for-sale	$3,143	$(17)	$99,258	$(18,508)	$102,401	$(18,525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)
Total held-to-maturity	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at June 30, 2024.

As of June 30, 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

Accrued interest receivable on securities totaling $786 thousand at June 30, 2024 and $515 thousand at December 31, 2023, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30,	December 31,
	2024	2023

	(In thousands)
Real estate:
Multifamily	$352,097	$348,241
Commercial real estate	88,376	89,498
1 – 4 family	15,336	17,937
Total real estate	455,809	455,676
Commercial	786,593	737,914
Consumer	19,010	14,491
Total loans held for investment	1,261,412	1,208,081
Deferred fees and unearned premiums, net	(350)	(668)
Allowance for credit losses	(18,521)	(16,631)
Loans held for investment, net	$1,242,541	$1,190,782

The following tables present the activity in the allowance for credit losses by class for the three months ending June 30, 2024 and June 30, 2023:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
June 30, 2024
Allowance for credit losses:
Beginning balance	$3,311	$791	$61	$12,631	$729	$17,523
Provision (credit) for credit losses	92	(47)	(6)	904	57	1,000
Recoveries	—	—	—	—	5	5
Loans charged-off	—	—	—	—	(7)	(7)
Total ending allowance balance	$3,403	$744	$55	$13,535	$784	$18,521

June 30, 2023
Allowance for credit losses:
Beginning balance	$2,106	$885	$54	$9,588	$319	$12,952
Provision (credit) for credit losses	317	(18)	11	983	32	1,325
Recoveries	—	—	—	—	16	16
Loans charged-off	—	—	—	(5)	(109)	(114)
Total ending allowance balance	$2,423	$867	$65	$10,566	$258	$14,179

The following tables present the activity in the allowance for credit losses by class for the six months ending June 30, 2024 and June 30, 2023:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
June 30, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	167	(79)	(3)	1,479	436	2,000
Recoveries	—	—	—	—	24	24
Loans charged-off	—	—	—	—	(134)	(134)
Total ending allowance balance	$3,403	$744	$55	$13,535	$784	$18,521

June 30, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	514	1	283
Provision (credit) for credit losses	398	(46)	4	1,412	57	1,825
Recoveries	—	—	—	—	16	16
Loans charged-off	—	—	—	(5)	(163)	(168)
Total ending allowance balance	$2,423	$867	$65	$10,566	$258	$14,179

As of June 30, 2024 and December 31, 2023, there was one multifamily collateral dependent loan secured by real estate totaling $10.9 million with no associated specific reserve on the Consolidated Statements of Financial Condition.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2024 and December 31, 2023:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$341,157	$352,097
Commercial real estate	—	—	—	—	—	88,376	88,376
1 – 4 family	—	—	—	—	—	15,336	15,336
Commercial	—	—	—	—	—	786,593	786,593
Consumer	69	1	71	—	141	18,869	19,010
Total	$69	$1	$71	$10,940	$11,081	$1,250,331	$1,261,412

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2023
Multifamily	$—	$—	$—	$10,940	$10,940	$337,301	$348,241
Commercial real estate	—	—	—	—	—	89,498	89,498
1 – 4 family	—	—	—	—	—	17,937	17,937
Commercial	—	—	—	—	—	737,914	737,914
Consumer	24	41	69	—	134	14,357	14,491
Total	$24	$41	$69	$10,940	$11,074	$1,197,007	$1,208,081

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	June 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$18,572	$105,040	$26,925	$108,776	$23,256	$58,767	$—	$—	$341,336
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	18,572	105,040	26,925	108,776	34,196	58,767	—	—	352,276
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	—	3,100	58,132	10,439	1,736	14,908	—	—	88,315
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	3,100	58,132	10,439	1,736	14,908	—	—	88,315
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,842	—	—	13,495	—	—	15,337
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,842	—	—	13,495	—	—	15,337
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	27,851	43,864	36,882	8,235	368	435	661,108	3,343	782,086
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	27,851	43,864	36,882	8,235	368	435	665,095	3,343	786,073
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	1,342	4,590	3,564	—	329	1,052	8,184	—	19,061
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,342	4,590	3,564	—	329	1,052	8,184	—	19,061
Current period gross charge-offs	—	—	134	—	—	—	—	—	134

Total:
Pass	47,765	156,594	127,345	127,450	25,689	88,657	669,292	3,343	1,246,135
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$47,765	$156,594	$127,345	$127,450	$36,629	$88,657	$673,279	$3,343	$1,261,062
Total current period gross charge-offs	$—	$—	$134	$—	$—	$—	$—	$—	$134

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$105,175	$29,116	$109,919	$23,512	$22,155	$47,566	$—	$—	$337,443
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	105,175	29,116	109,919	34,452	22,155	47,566	—	—	348,383
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	1,861	—	—	4,296	11,776	—	—	17,933
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,861	—	—	4,296	11,776	—	—	17,933
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	43,500	59,203	9,212	489	—	465	615,177	5,024	733,070
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	43,500	59,203	9,212	489	—	465	619,165	5,024	737,058
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Consumer:
Pass	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Current period gross charge-offs	—	324	25	90	—	—	—	—	439

Total:
Pass	157,490	154,129	129,747	26,116	33,208	69,354	617,417	5,024	1,192,485
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$157,490	$154,129	$129,747	$37,056	$33,208	$69,354	$621,405	$5,024	$1,207,413
Total current period gross charge-offs	$—	$324	$25	$90	$—	$5	$—	$—	$444

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the three and six months ended June 30, 2024 and 2023, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Pledged Loans

At June 30, 2024, loans totaling $215.7 million were pledged to the FHLB for borrowing capacity totaling $149.7 million. At December 31, 2023, loans totaling $222.4 million were pledged to the FHLB for borrowing capacity totaling $158.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Payment processing fees:
Payment processing income	$5,140	$5,550	$10,240	$10,850
ACH income	182	214	378	427
Total payment processing fees	5,322	5,764	10,618	11,277
Customer related fees, service charges and other:
Administrative service income	620	739	1,366	1,268
Gain on equity investment (1)	—	—	—	4,027
Other	333	192	680	385
Total customer related fees, service charges and other	953	931	2,046	5,680
Total noninterest income	$6,275	$6,695	$12,664	$16,957
(1)	Represents a valuation adjustment not within the scope of ASC 606

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

There were no stock options granted during the three and six months ended June 30, 2024 and 2023.

The following table presents a summary of the activity related to options for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	639,519	$20.76
Granted	—	—
Exercised	(11,416)	16.21
Forfeited	(834)	45.91
Expired	—	—
Outstanding at period end	627,269	$20.81	3.90
Vested or expected to vest	627,269	$20.81	3.90
Exercisable at period end	528,970	$16.72	3.00

The Company recognized compensation expense related to options of $188 thousand and $159 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company recognized compensation expense related to options of $368 thousand and $326 thousand for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, unrecognized compensation cost related to nonvested options was approximately $1.1 million and is expected to be recognized over a weighted average period of 1.97 years. The intrinsic value for outstanding options and for options vested or expected to vest was $16.8 million and $16.3 million for exercisable options at June 30, 2024.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Intrinsic value of options exercised	$8	$88	$377	$330
Cash received from option exercises	—	6	173	53
Excess tax benefit from option exercises	1	16	84	73

The following table presents a summary of the activity related to restricted stock for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	514,935	$32.44
Granted	—	—
Vested	(20,503)	19.25
Forfeited	—	—
Outstanding at period end	494,432	$32.98

The Company recognized compensation expense related to restricted stock of $774 thousand and $629 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company recognized compensation expense related to restricted stock of $1.6 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $10.6 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.27 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Basic:
Net income	$10,487	$9,113	$20,545	$21,292
Weighted average shares outstanding	7,798,441	7,708,350	7,792,664	7,708,546
Basic earnings per share	$1.34	$1.18	$2.64	$2.76

Diluted:
Net income	$10,487	$9,113	$20,545	$21,292
Weighted average shares outstanding for basic earnings per share	7,798,441	7,708,350	7,792,664	7,708,546
Add: Dilutive effects of share based awards	604,309	591,354	609,455	592,603
Weighted average shares and dilutive potential shares	8,402,750	8,299,704	8,402,119	8,301,149
Diluted earnings per share	$1.25	$1.10	$2.45	$2.57

Share-based awards totaling 93,996 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2024, because they were anti-dilutive. Share-based awards totaling 50,500 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2023, because they were anti-dilutive.

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

As of June 30, 2024, right of use (“ROU”) lease assets and related lease liabilities were $1.4 million and $1.8 million, respectively. As of December 31, 2023, ROU lease assets and related lease liabilities were $1.7 million and $2.2 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of June 30, 2024, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at June 30, 2024, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2024	$396
2025	803
2026	754
2027	—
2028	—
Thereafter	—
Total operating lease payments	1,953
Less: interest	122
Present value of operating lease liabilities	$1,831

In addition to the table above, as of June 30, 2024, the Company had an additional future operating lease commitment of $2.6 million that was signed but not yet commenced. This operating lease will commence in the fourth quarter of 2024 with a lease term of 10 years.

	June 30,
	2024		2023
Weighted-average remaining lease term	2.42	years	3.42	years
Weighted-average discount rate	3.29%		3.29%

The components of total lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease cost	$158	$156	$315	$315
Short-term lease cost	25	62	59	121
Total lease cost	$183	$218	$374	$436

Cash paid for operating leases	$220	$220	$447	$436

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

	(In thousands)
June 30, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$87,318	$—
CMOs – agency	—	89,496	—
Total available-for-sale	$—	$176,814	$—

December 31, 2023
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$91,010	$—
CMOs – agency	—	31,097	—
Total available-for-sale	$—	$122,107	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2024 and 2023.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at June 30, 2024 and December 31, 2023:

	Fair Value Measurement at June 30, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$152,733	$152,733	$—	$—	$152,733
Securities, held-to-maturity	73,062	—	64,777	—	64,777
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,242,541	—	—	1,222,508	1,222,508
Accrued interest receivable	9,170	—	855	8,315	9,170

Financial Liabilities:
Time deposits	11,952	—	11,902	—	11,902
Demand and other deposits	1,474,941	1,474,941	—	—	1,474,941
Secured borrowings	43	—	—	43	43
Accrued interest payable	6	—	6	—	6

	Fair Value Measurement at December 31, 2023, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$165,209	$165,209	$—	$—	$165,209
Securities, held-to-maturity	77,001	—	69,116	—	69,116
Securities, restricted, at cost	2,928	N/A	N/A	N/A	N/A
Loans held for investment, net	1,190,782	—	—	1,172,226	1,172,226
Accrued interest receivable	9,130	—	579	8,551	9,130

Financial Liabilities:
Time deposits	7,761	—	7,647	—	7,647
Demand and other deposits	1,399,538	1,399,538	—	—	1,399,538
Secured borrowings	44	—	—	44	44
Accrued interest payable	11	—	11	—	11

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended

	June 30,
	2024	2023	2024	2023

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(14,369)	$(13,732)	$(13,235)	$(15,117)
Other comprehensive income (loss) before reclassifications, net of tax	128	(710)	(1,006)	675
Net current period other comprehensive income (loss)	128	(710)	(1,006)	675
Ending balance	$(14,241)	$(14,442)	$(14,241)	$(14,442)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2024 and December 31, 2023 and results of operations for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of June 30, 2024 and December 31, 2023, there was one multifamily loan totaling $10.9 million that was individually analyzed, collateral dependent and had no specific reserve on the Consolidated Statements of Financial Condition.

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

We currently have lending clients in 30 states and our larger markets include the New York metro area, California, Texas, Florida, Pennsylvania, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 10% variable rate asset yield on these commercial loans for the quarter ended June 30, 2024. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.68 of low-cost (our cost of funds for the quarter ended June 30, 2024 is 87 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $813.6 million, or 55%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $408.0 million at June 30, 2024, makes this litigation vertical a highly desirable core low-cost funding platform fueling growth in other lending areas.

Other Commercial Banking. In addition to our Litigation Commercial Banking business, commercial loans are also originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified ISO payment processing customers. The balance of these loans totaled $117.9 million at June 30, 2024 and represented approximately 9.3% of our total loans.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 12% on a compound annual growth rate from 2019 to 2022 with payment volumes or TAM of $10.3 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than approximately 100 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for 10 years, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 83,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $9 billion in credit and debit card processing volume across 156 million transactions in the quarter ended June 30, 2024.

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

The success of our national litigation and payment processing verticals coupled with our branchless technology has led to industry leading performance. For the quarter ended June 30, 2024, we have produced industry leading returns including, but not limited to, a return on average assets and average equity of 2.58% and 20.16%, respectively; an industry leading net interest margin of 6.19%; a strong efficiency ratio of 49.8%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 21% of total revenue (our payment processing vertical has a compound annual growth rate of 19% since 2019). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with 62% of our loans being variable rate tied to prime, interest rate floors in place on 90% of our variable rate loan portfolio, solid credit metrics with no nonperforming assets, a stable low cost deposit base, and strong available liquidity of $823.0 million, or 55% of deposits, with no outstanding borrowings ensures that our Company is poised for future growth and success.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Assets.  Our total assets were $1.72 billion at June 30, 2024, an increase of $98.8 million, or 6.1%, from $1.62 billion at December 31, 2023, due to growth in loans held for investment of $53.6 million, or 4.4%, and securities available-

for-sale of $54.7 million, or 44.8%, partially offset by a decrease in cash and cash equivalents of $12.5 million, or 7.6%, as we deployed our strong liquidity into high yielding commercial loans and agency securities.

Loan Portfolio Analysis. At June 30, 2024, loans, net of deferred fees and unearned premiums, were $1.26 billion, or 84.8% of total deposits, compared to $1.21 billion, or 85.8% of total deposits, at December 31, 2023. The growth in loans was primarily driven by net production in commercial loans, and to a lesser extent, consumer loans. Commercial loans increased $48.7 million, or 6.6%, to $786.6 million at June 30, 2024 from $737.9 million at December 31, 2023, driven by our litigation related loans. Consumer loans increased $4.5 million, or 31.2%, to $19.0 million at June 30, 2024 from $14.5 million at December 31, 2023.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	June 30,		December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Multifamily	$352,097	27.9%	$348,241	28.8%
Commercial real estate	88,376	7.0	89,498	7.4
1 – 4 family	15,336	1.2	17,937	1.5
Total real estate	455,809	36.1	455,676	37.7
Commercial	786,593	62.4	737,914	61.1
Consumer	19,010	1.5	14,491	1.2
Total loans held for investment	$1,261,412	100.0%	$1,208,081	100.0%
Deferred loan fees and unearned premiums, net	(350)		(668)
Allowance for credit losses	(18,521)		(16,631)
Loans held for investment, net	$1,242,541		$1,190,782

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	June 30,		December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$406,681	60.6%	$373,338	60.7%
Case cost lines of credit	168,837	25.1	152,165	24.8
Term loans	93,158	13.9	86,954	14.1
Total Commercial Litigation-Related	668,676	99.6	612,457	99.6
Consumer Litigation-Related:
Post-settlement consumer loans	2,647	0.4	2,406	0.4
Structured settlement loans	5	—	16	—
Total Consumer Litigation-Related	2,652	0.4	2,422	0.4
Total Litigation-Related Loans	$671,328	100.0%	$614,879	100.0%

At June 30, 2024, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $671.3 million, or 53.2% of our total loan portfolio, compared to $614.9 million, or 50.9% of our total loan portfolio at December 31, 2023. We remain focused on prudently growing our Litigation-Related loan portfolio. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $85.6 million and $477.8 million, respectively, at June 30, 2024.

Debt Securities Portfolio. Securities available-for-sale increased $54.7 million, or 44.8%, to $176.8 million at June 30, 2024 from $122.1 million at December 31, 2023, due to management proactively increasing the investment portfolio to approximately 15% of total assets as part of our balance sheet management strategy, while simultaneously moderating multifamily and commercial real estate (“CRE”) growth due to the current economic and interest rate environment. The increase was driven by purchases of $65.2 million, partially offset by paydowns of $9.0 million and unrealized losses of $1.4 million. Securities held-to-maturity decreased $3.9 million, or 5.1%, to $73.1 million at June 30, 2024 from $77.0 million at December 31, 2023, driven by paydowns of $3.9 million and net premium amortization of $48 thousand.

Funding. Total deposits increased $79.6 million, or 5.7%, to $1.49 billion at June 30, 2024 from $1.41 billion at December 31, 2023. We continue to focus on the acquisition and expansion of core deposit relationships. Core deposits, which we define as total deposits excluding time deposits, totaled $1.47 billion at June 30, 2024, or 99.2% of total deposits, compared to $1.40 billion or 99.4% of total deposits at December 31, 2023. Litigation and payment processing deposits represent $1.27 billion, or 85.7%, of total deposits at June 30, 2024. Savings, NOW and money market deposits increased $65.7 million, or 7.1%, to $992.0 million at June 30, 2024.

Core commercial relationship banking clients in our two national verticals represent approximately 84% of our $1.49 billion deposit base at June 30, 2024. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and claimant trust settlement deposits represent $813.6 million, or 54.7%, of total deposits. As of June 30, 2024, uninsured deposits were $455.7 million, or 31%, of our total deposits of $1.49 billion, excluding $11.1 million of affiliate deposits held by the Bank. Approximately 80% of our uninsured deposits represent clients with full relationship banking (loans, payment processing, and other service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of June 30, 2024, off-balance sheet sweep funds totaled approximately $408.0 million, of which approximately $273.6 million, or 67.1%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our deposit growth and off-balance sheet funds continue to demonstrate our highly efficient branchless and technology enabled deposit platforms.

At June 30, 2024, we had the ability to borrow a total of $324.8 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $54.4 million. No borrowing amounts were outstanding as of June 30, 2024. Historically, we have never leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $18.9 million to $217.4 million at June 30, 2024, from $198.6 million at December 31, 2023, primarily due to net income of $20.5 million and amortization of share-based compensation of $1.9 million, partially offset by dividends declared to common stockholders of $2.5 million and other comprehensive loss of $1.0 million due to the decrease in fair value of our available-for-sale securities portfolio.

Asset Quality. Nonperforming assets consisted of one multifamily loan totaling $10.9 million as of June 30, 2024 and December 31, 2023. We had no exposure to commercial office space, no construction loans, and only $15.0 million in performing loans to the hospitality industry. The allowance for credit losses was $18.5 million, or 1.47% of total loans, as of June 30, 2024, as compared to $16.6 million, or 1.38% of total loans at December 31, 2023. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York Metro multifamily and commercial real estate market. At June 30, 2024, special mention and substandard loans totaled $4.0 million and $10.9 million, respectively, substantially unchanged from December 31, 2023. The ratio of nonperforming loans to total loans and total assets was 0.87% and 0.64%, respectively, as of June 30, 2024, as compared to 0.91% and 0.68%, respectively, as of December 31, 2023. The allowance for credit losses to the nonperforming loans was 169% as of June 30, 2024, as compared to 152% as of December 31, 2023.

Due to increases in short-term interest rates associated with the current inflationary environment since 2022, management enhanced its ongoing credit risk management including risk management of its commercial real estate loan portfolio. The following is a brief summary of our ongoing risk management for our multifamily and CRE portfolios as of June 30, 2024:

●	The multifamily portfolio, excluding one nonperforming loan, totaling $341.2 million, has a current weighted average DSCR and an original LTV (defined as unpaid principal balance as of June 30, 2024 divided by appraised value at origination) of approximately 1.66 and 54%, respectively, and the CRE portfolio, totaling $88.4 million, has a current weighted average DSCR and an original LTV of approximately 1.53 and 59%, respectively.
●	Multifamily loans maturing in less than one year totaled $47.0 million and had a current weighted average DSCR and an original LTV of approximately 1.42 and 55%, respectively. CRE loans maturing in less than one year totaled $2.2 million and had a current weighted average DSCR and an original LTV of approximately 3.54 and 47%, respectively.
●	Multifamily loans maturing in one to two years totaled $50.3 million and had a current weighted average DSCR and an original LTV of approximately 1.38 and 66%, respectively. CRE loans maturing in one to two years totaled $2.2 million and had a current weighted average DSCR and an original LTV of approximately 1.49 and 61%, respectively.

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

	Three Months Ended June 30,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$1,240,599	$24,216	7.85%	$993,353	$19,137	7.73%
Securities, includes restricted stock	253,328	2,023	3.21%	208,211	1,189	2.29%
Securities purchased under agreements to resell	—	—	—	49,963	715	5.74%
Interest earning cash and other	87,025	1,146	5.30%	85,991	1,014	4.73%
Total interest earning assets	1,580,952	27,385	6.97%	1,337,518	22,055	6.61%

NONINTEREST EARNING ASSETS	50,688			44,004

TOTAL AVERAGE ASSETS	$1,631,640			$1,381,522

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$899,419	$2,932	1.31%	$673,154	$1,809	1.08%
Time deposits	11,702	130	4.47%	16,234	156	3.85%
Total interest bearing deposits	911,121	3,062	1.35%	689,388	1,965	1.14%
Borrowings	44	1	9.14%	46	1	8.72%
Total interest bearing liabilities	911,165	3,063	1.35%	689,434	1,966	1.14%

NONINTEREST BEARING LIABILITIES
Demand deposits	499,348			500,058
Other liabilities	11,894			18,231
Total noninterest bearing liabilities	511,242			518,289
Stockholders' equity	209,233			173,799

TOTAL AVG. LIABILITIES AND EQUITY	$1,631,640			$1,381,522
Net interest income		$24,322			$20,089
Net interest spread			5.62%			5.47%
Net interest margin			6.19%			6.02%
Deposits (including noninterest bearing demand deposits)	$1,410,469	$3,062	0.87%	$1,189,446	$1,965	0.66%

	Six Months Ended June 30,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
INTEREST EARNING ASSETS
Loans, held for investment	$1,224,513	$47,605	7.82%	$972,753	$36,752	7.62%
Securities, includes restricted stock	239,752	3,628	3.04%	208,513	2,343	2.27%
Securities purchased under agreements to resell	—	—	—	49,686	1,368	5.55%
Interest earning cash and other	84,382	2,225	5.30%	87,094	1,957	4.53%
Total interest earning assets	1,548,647	53,458	6.94%	1,318,046	42,420	6.49%

NONINTEREST EARNING ASSETS	49,646			44,094

TOTAL AVERAGE ASSETS	$1,598,293			$1,362,140

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$879,789	$6,030	1.38%	$660,737	$2,821	0.86%
Time deposits	11,372	241	4.26%	12,848	219	3.44%
Total interest bearing deposits	891,161	6,271	1.42%	673,585	3,040	0.91%
Borrowings	45	2	8.94%	46	2	8.77%
Total interest bearing liabilities	891,206	6,273	1.42%	673,631	3,042	0.91%

NONINTEREST BEARING LIABILITIES
Demand deposits	488,184			502,399
Other liabilities	13,840			18,065
Total noninterest bearing liabilities	502,024			520,464
Stockholders' equity	205,063			168,045

TOTAL AVG. LIABILITIES AND EQUITY	$1,598,293			$1,362,140
Net interest income		$47,185			$39,378
Net interest spread			5.52%			5.58%
Net interest margin			6.13%			6.02%
Deposits (including noninterest bearing demand deposits)	$1,379,345	$6,271	0.91%	$1,175,984	$3,040	0.52%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase			Increase
	(Decrease) due to		Total	(Decrease) due to		Total
	Volume	Rate	Increase	Volume	Rate	Increase
	(In thousands)
Interest earned on:
Loans held for investment	$4,904	$175	$5,079	$10,121	$732	$10,853
Securities, includes restricted stock	286	548	834	391	894	1,285
Securities purchased under agreements to resell	(715)	—	(715)	(1,368)	—	(1,368)
Interest earning cash and other	10	122	132	(62)	330	268
Total interest income	4,485	845	5,330	9,082	1,956	11,038

Interest paid on:
Savings, NOW, money market deposits	375	748	1,123	1,082	2,127	3,209
Time deposits	(39)	13	(26)	(27)	49	22
Total deposits	336	761	1,097	1,055	2,176	3,231
Borrowings	—	—	—	—	—	—
Total interest expense	336	761	1,097	1,055	2,176	3,231
Change in net interest income	$4,149	$84	$4,233	$8,027	$(220)	$7,807

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General.  Net income increased $1.4 million, or 15.1%, to $10.5 million for the three months ended June 30, 2024 from $9.1 million for the three months ended June 30, 2023. The increase resulted from a $4.2 million increase in net interest income, partially offset by an increase of $2.3 million in noninterest expense and a decrease of $420 thousand in noninterest income.

Net Interest Income.  Net interest income increased $4.2 million, or 21.1%, to $24.3 million for the three months ended June 30, 2024 from $20.1 million for the three months ended June 30, 2023, due to a $5.3 million increase in interest income, partially offset by a $1.1 million increase in interest expense.

Our net interest margin increased 17 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and low-cost litigation-based deposits, to 6.19% for the three months ended June 30, 2024 from 6.02% for the three months ended June 30, 2023.

Interest Income.  Interest income increased $5.3 million, or 24.2%, to $27.4 million for the three months ended June 30, 2024 from $22.1 million for the three months ended June 30, 2023 and was attributable to increases in loan, securities and interest earning cash and other interest income, and partially offset by a decrease in reverse repurchase interest income.

Loan interest income increased $5.1 million, or 26.5%, to $24.2 million for the three months ended June 30, 2024 from $19.1 million for the three months ended June 30, 2023. This increase was attributable to a $247.2 million, or 24.9%, increase in the average loan balance primarily due to growth in our national commercial lending platform and, to a lesser extent, our regional multifamily loan portfolio during 2023, and a 12 basis point increase in loan yields to 7.85%. Our commercial loan platform drove a $4.3 million increase in interest income, of which, $4.4 million was due to increased volume, offset slightly by a $199 thousand decrease due to yields decreasing 3 basis points. Commercial loans had an approximate portfolio yield of 10.00%. Additionally, our multifamily platform contributed $1.0 million to the increase in interest income, of which, $678 thousand was due to increased volume and $354 thousand was due to a 47 basis point increase in yields, driving an approximate portfolio yield of 4.26%.

Securities interest income increased $834 thousand, or 70.1%, to $2.0 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023. This increase was primarily attributable to management proactively increasing the investment portfolio as part of our balance sheet management strategy, at current peak interest rates, to approximately 15% of total assets, while simultaneously moderating multifamily and CRE growth due to the current economic and interest rate environment. Average securities increased $45.1 million, or 21.7%, and yields increased 92 basis points to 3.21%.

Interest earning cash interest income increased $132 thousand to $1.1 million for the three months ended June 30, 2024 from $1.0 million for the three months ended June 30, 2023, attributable to a 57 basis point increase in yields which was positively impacted by increases in short-term interest rates, and a $1.0 million, or 1.2%, increase in the average balance of interest earning cash.

Securities purchased under agreements to resell interest income decreased $715 thousand as management elected to close out its reverse repurchase agreements and reinvest funds into higher yielding commercial loans.

Interest Expense.  Interest expense increased $1.1 million, or 55.8%, to $3.1 million for the three months ended June 30, 2024 from $2.0 million for the three months ended June 30, 2023, primarily attributable to increases in average rate (primarily IOLTA) comprising $756 thousand and an increase of $340 thousand (primarily IOLTA) attributable to average deposit balances. Average interest bearing deposit balances (primarily IOLTA) increased $221.7 million, or 32.2%, when compared to June 30, 2023. Our deposit cost-of-funds, excluding demand deposits, increased 21 basis points for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to increases in short-term interest rates as well as management pro-actively increasing rates on IOLTA accounts in the various states we operate.

Provision for Credit Losses.  Our provision for credit losses was $1.0 million for the three months ended June 30, 2024, a decrease of $325 thousand from the $1.3 million provision for the three months ended June 30, 2023. As of June 30, 2024, our allowance to loans ratio was 1.47% as compared to 1.34% as of June 30, 2023. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York Metro multifamily and commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$5,140	$5,550	$(410)	(7.4)%
ACH income	182	214	(32)	(15.0)
Total payment processing fees	5,322	5,764	(442)	(7.7)
Customer related fees, service charges and other:
Administrative service income	620	739	(119)	(16.1)
Other	333	192	141	73.4
Total customer related fees, service charges and other	953	931	22	2.4
Total noninterest income	$6,275	$6,695	$(420)	(6.3)%

Payment processing volumes for the credit and debit card processing platform increased $810 million, or 9.6%, to $9.3 billion and transactions decreased 1.2 million, or 0.8%, to 155.6 million, for the quarter ended June 30, 2024, as compared to the same period in 2023. We continue to focus on the expansion of sales channels through ISOs, prudently managing risk while increasing the number of merchants, growing volumes, and expanding our technology and other resources in the payments vertical. Administrative service income decreased $119 thousand, or 16.1%, to $620 thousand for the second quarter of 2024. Off-balance sheet sweep funds totaled $408.0 million at June 30, 2024, demonstrating the continued strength of our branchless core business model. Other income increased $141 thousand, or 73.4%, to $333 thousand due to increases in client loan related fees. During the second quarter of 2024, the Company received cash consideration resulting in a realized gain on its Litify investment of approximately $500 thousand, offset by an equity method loss of approximately $500 thousand recognized on its investment in a third party sponsored NFL consumer post settlement loan fund.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$9,525	$7,803	$1,722	22.1%
Occupancy and equipment	1,156	835	321	38.4
Professional and consulting services	857	1,615	(758)	(46.9)
FDIC and regulatory assessments	233	182	51	28.0
Advertising and marketing	881	320	561	175.3
Travel and business relations	180	246	(66)	(26.8)
Data processing	1,722	1,249	473	37.9
Other operating expenses	678	726	(48)	(6.6)
Total noninterest expense	$15,232	$12,976	$2,256	17.4%

Employee compensation and benefits costs increased due to increases in employees to support growth and excellence in client service as well as the impact of year end salary, bonus and stock-based compensation increases. Our overall staffing levels increased by eight employees, or 6%, year-over-year to 141 full-time equivalents as we expanded our sales, lending, and risk management areas.  Advertising and marketing costs increased as we continued to grow our digital marketing platform, expand our thought leadership in our national verticals, and support our regional Business

Development Officers (“BDOs”) recently hired in 2023. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth. Professional services costs decreased due to the costs in 2023 associated with our executive search firm. Our investments in current resources (people, technology, and digital marketing) will continue to support our long-term growth goals.

Income Tax Expense.  We recorded an income tax expense of $3.9 million for the three months ended June 30, 2024, reflecting an effective tax rate of 27.0%, compared to $3.4 million, or 27.0%, for the three months ended June 30, 2023.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General.  Net income decreased $747 thousand, or 3.5%, to $20.5 million for the six months ended June 30, 2024 from $21.3 million for the six months ended June 30, 2023. The decrease resulted from a $4.3 million decrease in noninterest income, which was primarily attributable to a $4.0 million nonrecurring gain on our equity investment in a litigation fintech company in the first quarter of 2023, and an increase of $4.3 million in noninterest expense, partially offset by an increase in net interest income of $7.8 million.

Net Interest Income.  Net interest income increased $7.8 million, or 19.8%, to $47.2 million for the six months ended June 30, 2024 from $39.4 million for the six months ended June 30, 2023, due to an $11.0 million increase in interest income, partially offset by a $3.2 million increase in interest expense.

Our net interest margin increased 11 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and low-cost litigation-based deposits, to 6.13% for the six months ended June 30, 2024 from 6.02% for the six months ended June 30, 2023.

Interest Income.  Interest income increased $11.0 million, or 26.0%, to $53.5 million for the six months ended June 30, 2024 from $42.4 million for the six months ended June 30, 2023 and was attributable to increases in loan, securities and interest earning cash and other interest income, and partially offset by a decrease in reverse repurchase interest income.

Loan interest income increased $10.9 million, or 29.5%, to $47.6 million for the six months ended June 30, 2024 from $36.8 million for the six months ended June 30, 2023. This increase was attributable to a $251.8 million, or 25.9%, increase in the average loan balance primarily due to growth in our national commercial lending platform and, to a lesser extent, our regional multifamily loan portfolio during 2023, and a 20 basis point increase in loan yields to 7.82%. Our commercial loan platform drove a $9.2 million increase in interest income, of which, $9.1 million was due to increased volume and $149 thousand was due to increases in yields, driving an approximate portfolio yield of 10.00%. Additionally, our multifamily platform contributed $2.2 million to the increase in interest income, of which, $1.5 million was due to increased volume and $746 thousand was due to increases in yields, driving an approximate portfolio yield of 4.24%. Approximately 62% of our loan portfolio is comprised of variable rate commercial loans tied to prime that were positively impacted by increases in short-term interest rates.

Securities interest income increased $1.3 million, or 54.8%, to $3.6 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023. This increase was primarily attributable to management proactively increasing the investment portfolio as part of our balance sheet management strategy, at current peak interest rates, to approximately 15% of total assets, while simultaneously moderating multifamily and CRE growth due to the current economic and interest rate environment. Average securities increased $31.2 million, or 15.0%, and yields increased 77 basis points to 3.04%.

Interest earning cash interest income increased $268 thousand to $2.2 million for the six months ended June 30, 2024 from $2.0 million for the six months ended June 30, 2023, attributable to a 77 basis point increase in yields which was positively impacted by increases in short-term interest rates, partially offset by a $2.7 million, or 3.1%, decrease in the average balance of interest earning cash.

Securities purchased under agreements to resell interest income decreased $1.4 million as management elected to close out its reverse repurchase agreements and reinvest funds into higher yielding commercial loans.

Interest Expense.  Interest expense increased $3.2 million, or 106.2%, to $6.3 million for the six months ended June 30, 2024 from $3.0 million for the six months ended June 30, 2023, primarily attributable to increases in average rate (primarily IOLTA and to a lesser extent money market deposits) comprising $2.2 million of the increase and the remaining increase of $1.1 million (primarily IOLTA and to a lesser extent money market deposits) attributable to average deposit balances. Average interest bearing deposit balances (primarily IOLTA) increased $217.6 million, or 32.3%, when compared to June 30, 2023. Our deposit cost-of-funds, excluding demand deposits, increased 51 basis points for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to increases in short-term interest rates as well as management pro-actively increasing rates on IOLTA accounts in the various states we operate.

Provision for Credit Losses.  Our provision for credit losses was $2.0 million for the six months ended June 30, 2024, an increase of $175 thousand from the $1.8 million provision for the six months ended June 30, 2023. As of June 30, 2024, our allowance to loans ratio was 1.47% as compared to 1.34% as of June 30, 2023. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York Metro multifamily and commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$10,240	$10,850	$(610)	(5.6)%
ACH income	378	427	(49)	(11.5)
Total payment processing fees	10,618	11,277	(659)	(5.8)
Customer related fees, service charges and other:
Administrative service income	1,366	1,268	98	7.7
Net gain on equity investments	—	4,027	(4,027)	(100.0)
Other	680	385	295	76.6
Total customer related fees, service charges and other	2,046	5,680	(3,634)	(64.0)
Total noninterest income	$12,664	$16,957	$(4,293)	(25.3)%

Payment processing volumes and transactions for the credit and debit card processing platform increased $1.7 billion, or 10.8%, to $17.9 billion and 6.4 million, or 2.1%, to 306.1 million transactions, respectively, for the six months ended June 30, 2024, as compared to the same period in 2023. These increases were due to the expansion of sales channels through ISOs, an increased number of merchants, volume increases, and were facilitated by our focus on technology and other resources in the payments vertical. Administrative service income increased $98 thousand, or 7.7%, to $1.4 million for the six months ended June 30, 2024. Off-balance sheet sweep funds totaled $408.0 million at June 30, 2024, demonstrating the continued strength of our branchless core business model. Other income increased $295 thousand, or 76.6%, to $680 thousand primarily due to increases in client loan related fees. Net gain on equity investments decreased $4.0 million due to a nonrecurring gain on our Litify fintech investment in the first quarter of 2023. In February 2023, Litify, Inc. (“Litify”) was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As an equity holder and party to the reorganization and sale transaction, a majority of the Company’s partnership interests were exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company recognized a gain on its investment of $4.0 million in the first quarter of 2023. During the second quarter of 2024, the Company received cash consideration resulting in a realized gain on its Litify investment of approximately $500 thousand, offset by an equity method loss of approximately $500 thousand recognized on its investment in a third party sponsored NFL consumer post settlement loan fund.

Noninterest Expense.  Noninterest expense information is as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$18,686	$15,287	$3,399	22.2%
Occupancy and equipment	2,083	1,664	419	25.2
Professional and consulting services	1,808	3,158	(1,350)	(42.7)
FDIC and regulatory assessments	455	326	129	39.6
Advertising and marketing	1,753	749	1,004	134.0
Travel and business relations	458	394	64	16.2
Data processing	3,233	2,382	851	35.7
Other operating expenses	1,324	1,497	(173)	(11.6)
Total noninterest expense	$29,800	$25,457	$4,343	17.1%

Employee compensation and benefits costs increased due to increases in employees to support growth and excellence in client service as well as the impact of year end salary, bonus and stock-based compensation increases. In 2024, we experienced the full year impact of our 2023 key hires including, but not limited to, our regional senior BDOs, sales support, lending/lending support, and risk management staffing initiatives. Advertising and marketing costs increased as we continued to grow our digital marketing platform, expand our thought leadership in our national verticals, and support our regional BDOs. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth. Professional services costs decreased due to the hiring costs associated with our executive search firm in 2023. Our investment in current resources (people, technology, and digital marketing) will continue to support our long-term growth goals.

Income Tax Expense.  We recorded an income tax expense of $7.5 million for the six months ended June 30, 2024, reflecting an effective tax rate of 26.75%, compared to $7.8 million, or 26.71%, for the six months ended June 30, 2023.

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

	June 30,
	2024
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$127,923	$17,503
200	122,172	11,752
100	116,380	5,960
0	110,420	—
-100	105,190	(5,230)
-200	99,543	(10,877)
-300	93,546	(16,874)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2024.

	June 30,
	2024
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$398,435	$42,031
200	387,066	30,662
100	373,491	17,087
0	356,404	—
-100	335,342	(21,062)
-200	309,554	(46,850)
-300	278,525	(77,879)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $152.7 million.

At June 30, 2024, through pledging of our securities and certain loans, we had the ability to borrow up to  $324.8 million from the FHLB of New York and $54.4 million from the FRB of New York discount window. At June 30, 2024, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of June 30, 2024. Subsequent to June 30, 2024, through the pledging of additional loans, we increased our FHLB borrowing capacity $59.2 million to $384.0 million.

At June 30, 2024, our off-balance sheet sweeps funds totaled $408.0 million, of which $273.6 million, or 67.1%, was able to be swept onto our balance sheet as reciprocal client relationship deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $823.0 million at June 30, 2024, or 55% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, other correspondent bank lines or obtain additional funds through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2024, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2024
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.14%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.89%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.89%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.53%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2024, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the quarter ended June 30, 2024 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2024 through April 30, 2024	—	$—	—	257,694
May 1, 2024 through May 31, 2024	—	—	—	257,694
June 1, 2024 through June 30, 2024	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2024 were as follows:

Period	Total number of shares purchased	Average price paid per share
April 1, 2024 through April 30, 2024	—	$—
May 1, 2024 through May 31, 2024	—	—
June 1, 2024 through June 30, 2024	—	—

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

101.0

The following materials for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 14, 2024	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: August 14, 2024	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer