Form 10-Q
period 2024-09-30
Esquire Financial Holdings, Inc.
filed 2024-11-13
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2024, there were 8,321,308 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$147,663	$165,209
Securities available-for-sale, at fair value	211,460	122,107
Securities held-to-maturity, at cost (fair value of $65,110 and $69,116, at September 30, 2024 and December 31, 2023, respectively)	70,794	77,001
Securities, restricted, at cost	3,034	2,928

Loans held for investment	1,297,443	1,207,413
Less: allowance for credit losses	(19,451)	(16,631)
Loans, net of allowance	1,277,992	1,190,782
Premises and equipment, net	2,610	2,602
Accrued interest receivable	9,712	9,130
Other assets	59,209	47,117
Total assets	$1,782,474	$1,616,876

Liabilities:
Deposits:
Demand	$539,434	$473,274
Savings, NOW and money market	982,816	926,264
Time	14,145	7,761
Total deposits	1,536,395	1,407,299

Accrued expenses and other liabilities	13,511	11,022
Total liabilities	1,549,906	1,418,321

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,399,713 and 8,361,185 shares issued, respectively; and 8,320,317 and 8,287,848 shares outstanding, respectively	84	84
Additional paid-in capital	102,936	99,713
Retained earnings	142,434	114,261
Accumulated other comprehensive loss	(10,319)	(13,235)
Treasury stock at cost (79,396 and 73,337 shares, respectively)	(2,567)	(2,268)
Total stockholders’ equity	232,568	198,555
Total liabilities and stockholders’ equity	$1,782,474	$1,616,876

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans held for investment	$25,122	$21,408	$72,727	$58,160
Securities, includes restricted stock	2,389	1,238	6,017	3,581
Securities purchased under agreements to resell	—	158	—	1,526
Interest earning cash and other	1,620	1,097	3,845	3,054
Total interest income	29,131	23,901	82,589	66,321

Interest expense:
Savings, NOW and money market deposits	3,129	1,988	9,159	4,809
Time deposits	143	187	384	406
Borrowings	1	1	3	3
Total interest expense	3,273	2,176	9,546	5,218

Net interest income	25,858	21,725	73,043	61,103
Provision for credit losses	1,000	1,200	3,000	3,025
Net interest income after provision for credit losses	24,858	20,525	70,043	58,078

Noninterest income:
Payment processing fees	5,169	5,621	15,787	16,898
Administrative service income	658	619	2,024	1,887
Net (loss) gain on equity investments	—	(14)	—	4,013
Customer related fees, service charges and other	235	302	915	687
Total noninterest income	6,062	6,528	18,726	23,485

Noninterest expense:
Employee compensation and benefits	9,525	8,433	28,211	23,720
Occupancy and equipment	977	836	3,060	2,500
Professional and consulting services	955	1,325	2,763	4,483
FDIC and regulatory assessments	236	261	691	587
Advertising and marketing	949	467	2,702	1,216
Travel and business relations	264	254	722	648
Data processing	1,690	1,375	4,923	3,757
Other operating expenses	762	808	2,086	2,305
Total noninterest expense	15,358	13,759	45,158	39,216

Net income before income taxes	15,562	13,294	43,611	42,347
Income tax expense	4,202	3,457	11,706	11,218

Net income	$11,360	$9,837	$31,905	$31,129

Earnings per share
Basic	$1.45	$1.27	$4.09	$4.04
Diluted	$1.34	$1.17	$3.78	$3.74

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$11,360	$9,837	$31,905	$31,129
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	5,410	(4,081)	4,022	(3,150)
Tax effect	(1,488)	1,122	(1,106)	866
Total other comprehensive income (loss)	3,922	(2,959)	2,916	(2,284)
Total comprehensive income	$15,282	$6,878	$34,821	$28,845

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2024	—	8,292,948	$—	$84	$101,815	$132,320	$(14,241)	$(2,567)	$217,411
Net income	—	—	—	—	—	11,360	—	—	11,360
Other comprehensive income	—	—	—	—	—	—	3,922	—	3,922
Exercise of stock options, net of repurchases (6,063 shares)	—	30,569	—	—	188	—	—	—	188
Restricted stock award forfeitures	—	(3,200)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	933	—	—	—	933
Cash dividends declared to common stockholders ($0.15 per share)	—	—	—	—	—	(1,246)	—	—	(1,246)
Balance at September 30, 2024	—	8,320,317	$—	$84	$102,936	$142,434	$(10,319)	$(2,567)	$232,568

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2023	—	8,192,379	$—	$82	$98,018	$96,593	$(14,442)	$(1,345)	$178,906
Net income	—	—	—	—	—	9,837	—	—	9,837
Other comprehensive loss	—	—	—	—	—	—	(2,959)	—	(2,959)
Exercise of stock options, net of repurchases (3,728 shares)	—	10,880	—	1	49	—	—	—	50
Stock compensation expense	—	—	—	—	801	—	—	—	801
Cash dividends declared to common stockholders ($0.125 per share)	—	—	—	—	—	(1,025)	—	—	(1,025)
Balance at September 30, 2023	—	8,203,259	$—	$83	$98,868	$105,405	$(17,401)	$(1,345)	$185,610

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2024	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	31,905	—	—	31,905
Other comprehensive income	—	—	—	—	—	—	2,916	—	2,916
Exercise of stock options, net of repurchases (6,320 shares)	—	41,728	—	—	361	—	—	—	361
Restricted stock award forfeitures	—	(3,200)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,862	—	—	—	2,862
Cash dividends declared to common stockholders ($0.45 per share)	—	—	—	—	—	(3,732)	—	—	(3,732)
Shares received related to tax withholding	—	(6,059)	—	—	—	—	—	(299)	(299)
Balance at September 30, 2024	—	8,320,317	$—	$84	$102,936	$142,434	$(10,319)	$(2,567)	$232,568

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2023	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Cumulative change in accounting principle	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	31,129	—	—	31,129
Other comprehensive loss	—	—	—	—	—	—	(2,284)	—	(2,284)
Exercise of stock options, net of repurchases (7,146 shares)	—	19,632	—	1	102	—	—	—	103
Stock compensation expense	—	—	—	—	2,379	—	—	—	2,379
Cash dividends declared to common stockholders ($0.35 per share)	—	—	—	—	—	(2,868)	—	—	(2,868)
Shares received related to tax withholding	—	(3,706)	—	—	—	—	—	(153)	(153)
Purchase of common stock	—	(8,000)	—	—	—	—	—	(286)	(286)
Balance at September 30, 2023	—	8,203,259	$—	$83	$98,868	$105,405	$(17,401)	$(1,345)	$185,610

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$31,905	$31,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	3,025
Depreciation and amortization of premises and equipment	622	529
Stock compensation expense	2,862	2,379
Net gain on equity investments	—	(4,013)
Net amortization (accretion):
Securities	272	331
Loans	(437)	(1,054)
Right of use asset	422	428
Software	1,422	944
Changes in other assets and liabilities:
Accrued interest receivable	(582)	(2,040)
Other assets	(11,244)	(9,897)
Operating lease liability	(535)	(452)
Accrued expenses and other liabilities	2,820	4,569
Net cash provided by operating activities	30,527	25,878
Cash flows from investing activities:
Net change in loans	(89,773)	(165,009)
Net change in securities purchased under agreements to resell	—	49,567
Purchases of securities available-for-sale	(102,701)	(17,879)
Purchases of securities held-to-maturity	—	(5,978)
Principal repayments on securities available-for-sale	17,175	9,370
Principal repayments on securities held-to-maturity	6,130	5,500
Purchases of securities, restricted	(106)	(118)
Proceeds from equity investment	1,467	5,973
Purchase of equity investment	(3,524)	—
Purchases of premises and equipment	(630)	(328)
Development of capitalized software	(1,741)	(1,884)
Net cash used in investing activities	(173,703)	(120,786)
Cash flows from financing activities:
Net increase in deposits	129,096	54,357
Decrease in borrowings	(1)	(1)
Exercise of stock options, net of repurchases	361	103
Tax withholding payments for vested equity awards	(299)	(153)
Cash dividends paid to common stockholders	(3,527)	(2,588)
Purchase of common stock	—	(286)
Net cash provided by financing activities	125,630	51,432
Decrease in cash and cash equivalents	(17,546)	(43,476)
Cash and cash equivalents at beginning of the period	165,209	164,122
Cash and cash equivalents at end of the period	$147,663	$120,646

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,554	$5,181
Taxes	13,352	13,865
Noncash transactions:
Dividends declared but not paid	205	280
Exchange of noncash instruments	(300)	1,750
Cumulative change in accounting principle	—	(568)

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2023 and 2022. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entity

On April 1, 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company will remain as servicer of the loan portfolio at the discretion of the VIE manager. The Company’s investment is considered a significant variable interest, but it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Therefore, the Company is not considered the primary beneficiary of this VIE and does not consolidate the entity in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within Other assets on the Consolidated Statements of Financial Condition. Losses may occur as a result of a reduction of projected cash flows from the VIE’s loan portfolio based on expected claim settlements. The Company recognized an equity method loss of approximately $500 thousand on its investment for the nine months ended September 30, 2024. As of September 30, 2024, the investment’s carrying amount was $9.4 million with a remaining life of 4.5 years. As of December 31, 2023, the investment’s carrying amount was $10.6 million.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect a material impact of this standard on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. Specifically, the amendments in this ASU require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the applicable statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The transition method is prospective with retrospective method permitted. The Company is currently evaluating the impact on disclosures.

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$102,359	$20	$(13,416)	$88,963
Collateralized mortgage obligations ("CMOs") – agency	123,334	931	(1,768)	122,497
Total available-for-sale	$225,693	$951	$(15,184)	$211,460

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$70,794	$1	$(5,685)	$65,110
Total held-to-maturity	$70,794	$1	$(5,685)	$65,110

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$107,396	$6	$(16,392)	$91,010
CMOs – agency	32,966	264	(2,133)	31,097
Total available-for-sale	$140,362	$270	$(18,525)	$122,107

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$77,001	$9	$(7,894)	$69,116
Total held-to-maturity	$77,001	$9	$(7,894)	$69,116

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

There were no sales or calls of securities for the three and nine months ended September 30, 2024 and 2023.

At September 30, 2024, securities having a fair value of $219.9 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $204.9 million. At December 31, 2023, securities having a fair value of $131.5 million were pledged to the FHLB for borrowing capacity totaling $125.7 million. At September 30, 2024 and December 31, 2023, the Company had no outstanding FHLB advances.

At September 30, 2024, securities having a fair value of $56.7 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $54.9 million. At December 31, 2023, securities having a fair value of $59.7 million were pledged to the FRB for borrowing capacity totaling $58.0 million. At September 30, 2024 and December 31, 2023, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$4,873	$(28)	$82,456	$(13,388)	$87,329	$(13,416)
CMOs – agency	35,846	(113)	11,566	(1,655)	47,412	(1,768)
Total available-for-sale	$40,719	$(141)	$94,022	$(15,043)	$134,741	$(15,184)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$60,370	$(5,685)	$60,370	$(5,685)
Total held-to-maturity	$—	$—	$60,370	$(5,685)	$60,370	$(5,685)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$3,143	$(17)	$86,082	$(16,375)	$89,225	$(16,392)
CMOs – agency	—	—	13,176	(2,133)	13,176	(2,133)
Total available-for-sale	$3,143	$(17)	$99,258	$(18,508)	$102,401	$(18,525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)
Total held-to-maturity	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at September 30, 2024.

As of September 30, 2024 and December 31, 2023, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of September 30, 2024 and December 31, 2023.

Accrued interest receivable on securities totaling $913 thousand at September 30, 2024 and $515 thousand at December 31, 2023, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	September 30,	December 31,
	2024	2023

	(In thousands)
Real estate:
Multifamily	$350,857	$348,241
Commercial real estate	87,544	89,498
1 – 4 family	14,749	17,937
Total real estate	453,150	455,676
Commercial	825,439	737,914
Consumer	18,874	14,491
Total loans held for investment	1,297,463	1,208,081
Deferred fees and unearned premiums, net	(20)	(668)
Allowance for credit losses	(19,451)	(16,631)
Loans held for investment, net	$1,277,992	$1,190,782

The following tables present the activity in the allowance for credit losses by class for the three months ending September 30, 2024 and September 30, 2023:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
September 30, 2024
Allowance for credit losses:
Beginning balance	$3,403	$744	$55	$13,535	$784	$18,521
Provision (credit) for credit losses	(4)	(33)	(1)	1,154	(116)	1,000
Recoveries	—	—	—	—	1	1
Loans charged-off	—	—	—	—	(71)	(71)
Total ending allowance balance	$3,399	$711	$54	$14,689	$598	$19,451

September 30, 2023
Allowance for credit losses:
Beginning balance	$2,423	$867	$65	$10,566	$258	$14,179
Provision (credit) for credit losses	652	(23)	(2)	462	111	1,200
Recoveries	—	—	—	—	12	12
Loans charged-off	—	—	—	—	(63)	(63)
Total ending allowance balance	$3,075	$844	$63	$11,028	$318	$15,328

The following tables present the activity in the allowance for credit losses by class for the nine months ending September 30, 2024 and September 30, 2023:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
September 30, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	163	(112)	(4)	2,633	320	3,000
Recoveries	—	—	—	—	25	25
Loans charged-off	—	—	—	—	(205)	(205)
Total ending allowance balance	$3,399	$711	$54	$14,689	$598	$19,451

September 30, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	514	1	283
Provision (credit) for credit losses	1,050	(69)	2	1,874	168	3,025
Recoveries	—	—	—	—	28	28
Loans charged-off	—	—	—	(5)	(226)	(231)
Total ending allowance balance	$3,075	$844	$63	$11,028	$318	$15,328

As of September 30, 2024 and December 31, 2023, there was one multifamily collateral dependent loan secured by real estate totaling $10.9 million with no associated specific reserve on the Consolidated Statements of Financial Condition.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2024 and December 31, 2023:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
September 30, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$339,917	$350,857
Commercial real estate	—	—	—	—	—	87,544	87,544
1 – 4 family	—	—	—	—	—	14,749	14,749
Commercial	—	—	—	—	—	825,439	825,439
Consumer	46	51	88	—	185	18,689	18,874
Total	$46	$51	$88	$10,940	$11,125	$1,286,338	$1,297,463

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2023
Multifamily	$—	$—	$—	$10,940	$10,940	$337,301	$348,241
Commercial real estate	—	—	—	—	—	89,498	89,498
1 – 4 family	—	—	—	—	—	17,937	17,937
Commercial	—	—	—	—	—	737,914	737,914
Consumer	24	41	69	—	134	14,357	14,491
Total	$24	$41	$69	$10,940	$11,074	$1,197,007	$1,208,081

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	September 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$18,530	$104,998	$26,793	$108,155	$23,127	$58,481	$—	$—	$340,084
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	18,530	104,998	26,793	108,155	34,067	58,481	—	—	351,024
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	—	3,089	57,880	10,378	1,725	14,413	—	—	87,485
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	3,089	57,880	10,378	1,725	14,413	—	—	87,485
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,832	—	—	12,920	—	—	14,752
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,832	—	—	12,920	—	—	14,752
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	49,828	41,763	18,588	2,873	310	397	704,258	3,292	821,309
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	49,828	41,763	18,588	2,873	310	397	708,245	3,292	825,296
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	1,614	4,337	3,040	—	296	1,021	8,578	—	18,886
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,614	4,337	3,040	—	296	1,021	8,578	—	18,886
Current period gross charge-offs	—	38	167	—	—	—	—	—	205

Total:
Pass	69,972	154,187	108,133	121,406	25,458	87,232	712,836	3,292	1,282,516
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$69,972	$154,187	$108,133	$121,406	$36,398	$87,232	$716,823	$3,292	$1,297,443
Total current period gross charge-offs	$—	$38	$167	$—	$—	$—	$—	$—	$205

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$105,175	$29,116	$109,919	$23,512	$22,155	$47,566	$—	$—	$337,443
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	105,175	29,116	109,919	34,452	22,155	47,566	—	—	348,383
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	1,861	—	—	4,296	11,776	—	—	17,933
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,861	—	—	4,296	11,776	—	—	17,933
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	43,500	59,203	9,212	489	—	465	615,177	5,024	733,070
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	43,500	59,203	9,212	489	—	465	619,165	5,024	737,058
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Consumer:
Pass	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Current period gross charge-offs	—	324	25	90	—	—	—	—	439

Total:
Pass	157,490	154,129	129,747	26,116	33,208	69,354	617,417	5,024	1,192,485
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$157,490	$154,129	$129,747	$37,056	$33,208	$69,354	$621,405	$5,024	$1,207,413
Total current period gross charge-offs	$—	$324	$25	$90	$—	$5	$—	$—	$444

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the three and nine months ended September 30, 2024 and 2023, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Pledged Loans

At September 30, 2024, loans totaling $294.3 million were pledged to the FHLB for borrowing capacity totaling $190.9 million. At December 31, 2023, loans totaling $222.4 million were pledged to the FHLB for borrowing capacity totaling $158.5 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Payment processing fees:
Payment processing income	$4,999	$5,400	$15,239	$16,250
ACH income	170	221	548	648
Total payment processing fees	5,169	5,621	15,787	16,898
Customer related fees, service charges and other:
Administrative service income	658	619	2,024	1,887
Net (loss) gain on equity investments (1)	—	(14)	—	4,013
Other	235	302	915	687
Total customer related fees, service charges and other	893	907	2,939	6,587
Total noninterest income	$6,062	$6,528	$18,726	$23,485
(1)	Represents a valuation adjustment not within the scope of ASC 606

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

There were no stock options granted during the three and nine months ended September 30, 2024 and 2023.

The following table presents a summary of the activity related to options for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	639,519	$20.76
Granted	—	—
Exercised	(48,048)	15.21
Forfeited	(1,352)	42.99
Expired	—	—
Outstanding at period end	590,119	$21.17	3.79
Vested or expected to vest	590,119	$21.17	3.79
Exercisable at period end	492,338	$16.85	2.86

The Company recognized compensation expense related to options of $178 thousand and $165 thousand for the three months ended September 30, 2024 and 2023, respectively. The Company recognized compensation expense related to options of $546 thousand and $490 thousand for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, unrecognized compensation cost related to nonvested options was approximately $895 thousand and is expected to be recognized over a weighted average period of 1.81 years. The intrinsic value for options outstanding, vested, or expected to vest was $26.0 million and $23.8 million for exercisable options at September 30, 2024.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Intrinsic value of options exercised	$1,658	$476	$2,035	$806
Cash received from option exercises	188	50	361	103
Excess tax benefit from option exercises	161	108	246	181

The following table presents a summary of the activity related to restricted stock for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	514,935	$32.44
Granted	—	—
Vested	(20,503)	19.25
Forfeited	(3,200)	46.06
Outstanding at period end	491,232	$32.90

The Company recognized compensation expense related to restricted stock of $755 thousand and $636 thousand for the three months ended September 30, 2024 and 2023, respectively. The Company recognized compensation expense related to restricted stock of $2.3 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $9.7 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.08 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share data)
Basic:
Net income	$11,360	$9,837	$31,905	$31,129
Weighted average shares outstanding	7,815,197	7,717,971	7,800,230	7,711,722
Basic earnings per share	$1.45	$1.27	$4.09	$4.04

Diluted:
Net income	$11,360	$9,837	$31,905	$31,129
Weighted average shares outstanding for basic earnings per share	7,815,197	7,717,971	7,800,230	7,711,722
Add: Dilutive effects of share based awards	688,769	661,141	639,763	618,387
Weighted average shares and dilutive potential shares	8,503,966	8,379,112	8,439,993	8,330,109
Diluted earnings per share	$1.34	$1.17	$3.78	$3.74

Share-based awards totaling 44,156 and 49,496 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2024, respectively, because they were anti-dilutive. Share-based awards totaling 50,500 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2023, because they were anti-dilutive.

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

As of September 30, 2024, right of use (“ROU”) lease assets and related lease liabilities were $1.3 million and $1.6 million, respectively. As of December 31, 2023, ROU lease assets and related lease liabilities were $1.7 million and $2.2 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of September 30, 2024, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at September 30, 2024, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2024	$198
2025	803
2026	754
2027	—
2028	—
Thereafter	—
Total operating lease payments	1,755
Less: interest	107
Present value of operating lease liabilities	$1,648

In addition to the table above, as of September 30, 2024, the Company had an additional future operating lease commitment of $2.6 million that was signed but not yet commenced. This operating lease will commence in the fourth quarter of 2024 with a lease term of 10 years.

	September 30,
	2024		2023
Weighted-average remaining lease term	2.17	years	3.17	years
Weighted-average discount rate	3.29%		3.30%

The components of total lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease cost	$158	$158	$473	$473
Short-term lease cost	34	55	93	176
Total lease cost	$192	$213	$566	$649

Cash paid for operating leases	$232	$237	$679	$673

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

Level 2 – Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

	(In thousands)
September 30, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$88,963	$—
CMOs – agency	—	122,497	—
Total available-for-sale	$—	$211,460	$—

December 31, 2023
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$91,010	$—
CMOs – agency	—	31,097	—
Total available-for-sale	$—	$122,107	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2024 and 2023.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at September 30, 2024 and December 31, 2023:

	Fair Value Measurement at September 30, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$147,663	$147,663	$—	$—	$147,663
Securities, held-to-maturity	70,794	—	65,110	—	65,110
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,277,992	—	—	1,256,389	1,256,389
Accrued interest receivable	9,712	—	1,081	8,631	9,712

Financial Liabilities:
Time deposits	14,145	—	14,145	—	14,145
Demand and other deposits	1,522,250	1,522,250	—	—	1,522,250
Secured borrowings	43	—	—	43	43
Accrued interest payable	3	—	3	—	3

	Fair Value Measurement at December 31, 2023, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$165,209	$165,209	$—	$—	$165,209
Securities, held-to-maturity	77,001	—	69,116	—	69,116
Securities, restricted, at cost	2,928	N/A	N/A	N/A	N/A
Loans held for investment, net	1,190,782	—	—	1,172,226	1,172,226
Accrued interest receivable	9,130	—	579	8,551	9,130

Financial Liabilities:
Time deposits	7,761	—	7,647	—	7,647
Demand and other deposits	1,399,538	1,399,538	—	—	1,399,538
Secured borrowings	44	—	—	44	44
Accrued interest payable	11	—	11	—	11

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended

	September 30,
	2024	2023	2024	2023

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(14,241)	$(14,442)	$(13,235)	$(15,117)
Other comprehensive income (loss) before reclassifications, net of tax	3,922	(2,959)	2,916	(2,284)
Net current period other comprehensive income (loss)	3,922	(2,959)	2,916	(2,284)
Ending balance	$(10,319)	$(17,401)	$(10,319)	$(17,401)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of September 30, 2024 and December 31, 2023, there was one multifamily loan totaling $10.9 million that was individually analyzed, collateral dependent and had no specific reserve on the Consolidated Statements of Financial Condition.

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

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. According to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”), published in November 2022, U.S. tort actions alone are estimated to consume approximately 2.1% of U.S. GDP annually, with a total addressable market (“TAM”) of $443 billion for 2020. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for decades, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have lending clients in 30 states and our larger markets include the New York metro area, California, Texas, Florida, Pennsylvania, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2-3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30-60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 10% variable rate asset yield on these commercial loans for the quarter ended September 30, 2024. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.52 of low-cost (our cost-of-funds for the quarter ended September 30, 2024 is 88 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $828.9 million, or 54%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $488.0 million at September 30, 2024, makes this litigation vertical a highly desirable core low-cost funding platform fueling growth in other lending areas.

Other Commercial Banking. In addition to our Litigation Commercial Banking business, commercial loans are also originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified ISO payment processing customers. The balance of these loans totaled $97.7 million at September 30, 2024 and represented approximately 7.5% of our total loans.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 10% on a compound annual growth rate from 2019 to 2023 with payment volumes or TAM of $10.9 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than approximately 100 acquiring financial institutions in the U.S. and this vertical clearly represents a significant growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for decades, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 84,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $9 billion in credit and debit card processing volume across 152 million transactions in the quarter ended September 30, 2024.

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

The success of our national litigation and payment processing verticals coupled with our branchless technology has led to industry leading performance. For the quarter ended September 30, 2024, we have produced industry leading returns including, but not limited to, a return on average assets and average equity of 2.62% and 20.29%, respectively; an industry leading net interest margin of 6.16%; a strong efficiency ratio of 48.1%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 19% of total revenue (our payment processing vertical has a compound annual growth rate of 19% since 2019). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with 64% of our loans being variable rate tied to prime, interest rate floors in place on 83% of our variable rate loan portfolio, solid credit metrics with limited nonperforming assets, a stable low cost deposit base, and strong available liquidity of $972.4 million, or 63% of deposits, with no outstanding borrowings ensures that our Company is poised for future growth and success.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Assets.  Our total assets were $1.78 billion at September 30, 2024, an increase of $165.6 million, or 10.2%, from $1.62 billion at December 31, 2023, due to growth in loans held for investment of $90.0 million, or 7.5%, and securities available-for-sale of $89.4 million, or 73.2%, partially offset by a decrease in cash and cash equivalents of $17.5 million, or 10.6%, as we deployed our strong liquidity into higher yielding commercial loans and agency securities.

Loan Portfolio Analysis. At September 30, 2024, loans, net of deferred fees and unearned premiums, were $1.30 billion, or 84.4% of total deposits, compared to $1.21 billion, or 85.8% of total deposits, at December 31, 2023. The growth in loans was primarily driven by net production in commercial loans, and to a lesser extent, consumer loans. Commercial loans increased $87.5 million, or 11.9%, to $825.4 million at September 30, 2024 from $737.9 million at December 31, 2023, driven by our litigation related loans. Consumer loans increased $4.4 million, or 30.2%, to $18.9 million at September 30, 2024 from $14.5 million at December 31, 2023.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$350,857	27.0%	$348,241	28.8%
Commercial real estate	87,544	6.8	89,498	7.4
1 – 4 family	14,749	1.1	17,937	1.5
Total real estate	453,150	34.9	455,676	37.7
Commercial	825,439	63.6	737,914	61.1
Consumer	18,874	1.5	14,491	1.2
Total loans held for investment	$1,297,463	100.0%	$1,208,081	100.0%
Deferred loan fees and unearned premiums, net	(20)		(668)
Allowance for credit losses	(19,451)		(16,631)
Loans held for investment, net	$1,277,992		$1,190,782

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$434,338	59.4%	$373,338	60.7%
Case cost lines of credit	181,590	24.9	152,165	24.8
Term loans	111,821	15.3	86,954	14.1
Total Commercial Litigation-Related	727,749	99.6	612,457	99.6
Consumer Litigation-Related:
Post-settlement consumer loans	2,628	0.4	2,406	0.4
Structured settlement loans	1	—	16	—
Total Consumer Litigation-Related	2,629	0.4	2,422	0.4
Total Litigation-Related Loans	$730,378	100.0%	$614,879	100.0%

At September 30, 2024, our Litigation-Related loans, which include commercial loans to law firms and consumer lending to plaintiffs/claimants and attorneys, totaled $730.4 million, or 56.3% of our total loan portfolio, compared to

$614.9 million, or 50.9% of our total loan portfolio at December 31, 2023. We remain focused on prudently growing our Litigation-Related loan portfolio as our regional Business Development Officers (“BDOs”) and related support staff continue to drive growth across our national commercial platform. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $91.1 million and $577.3 million, respectively, at September 30, 2024.

Debt Securities Portfolio. Securities available-for-sale increased $89.4 million, or 73.2%, to $211.5 million at September 30, 2024 from $122.1 million at December 31, 2023, due to our current balance sheet management strategy of deploying funds in short duration agency mortgage-backed securities at peak market interest rates, while simultaneously moderating multifamily and commercial real estate (“CRE”) growth due to the current economic and interest rate environment. The increase was driven by purchases of $102.7 million, and unrealized gains of $4.0 million, partially offset by paydowns of $17.2 million. Securities held-to-maturity decreased $6.2 million, or 8.1%, to $70.8 million at September 30, 2024 from $77.0 million at December 31, 2023, driven by paydowns of $6.1 million and net premium amortization of $77 thousand.

Funding. Total deposits increased $129.1 million, or 9.2%, to $1.54 billion at September 30, 2024 from $1.41 billion at December 31, 2023. We continue to focus on the acquisition and expansion of core deposit relationships. Core deposits, which we define as total deposits excluding time deposits, totaled $1.52 billion at September 30, 2024, or 99.1% of total deposits, compared to $1.40 billion or 99.4% of total deposits at December 31, 2023. Litigation and payment processing deposits represent $1.27 billion, or 82.9%, of total deposits at September 30, 2024. Savings, NOW and money market deposits increased $56.6 million, or 6.1%, to $982.8 million at September 30, 2024.

Core commercial relationship banking clients in our two national verticals represent approximately 80% of our $1.54 billion deposit base at September 30, 2024. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and claimant trust settlement deposits represent $828.9 million, or 54.0%, of total deposits. As of September 30, 2024, uninsured deposits were $458.9 million, or 30%, of our total deposits of $1.54 billion, excluding $10.6 million of affiliate deposits held by the Bank. Approximately 80% of our uninsured deposits represent clients with full relationship banking (loans, payment processing, and other service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of September 30, 2024, off-balance sheet sweep funds totaled approximately $488.0 million, of which approximately $356.5 million, or 73.1%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our deposit growth and off-balance sheet funds continue to demonstrate our highly efficient branchless and technology enabled deposit platforms.

At September 30, 2024, we had the ability to borrow a total of $395.8 million from the Federal Home Loan Bank of New York. We also had an available line of credit with the Federal Reserve Bank of New York discount window of $54.9 million. No borrowing amounts were outstanding as of September 30, 2024. Historically, we have never leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $34.0 million to $232.6 million at September 30, 2024, from $198.6 million at December 31, 2023, primarily due to net income of $31.9 million and decreases in other comprehensive losses of $2.9 million, as unrealized losses on our securities available-for-sale declined due to current short-term market interest rates, and amortization of share-based compensation of $2.9 million, partially offset by dividends declared to common stockholders of $3.7 million.

Asset Quality. Nonperforming assets consisted of one multifamily loan totaling $10.9 million as of September 30, 2024 and December 31, 2023. We had no exposure to commercial office space, no construction loans, and $14.8 million in performing loans to the hospitality industry. The allowance for credit losses was $19.5 million, or 1.50% of total loans, as of September 30, 2024, as compared to $16.6 million, or 1.38% of total loans at December 31, 2023. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York Metro multifamily and commercial real estate market. At September 30, 2024, special mention and substandard loans totaled $4.0 million and $10.9 million, respectively, substantially unchanged from December 31, 2023. The ratio of nonperforming loans to total loans and total assets was 0.84% and 0.61%, respectively, as of September 30, 2024, as compared to 0.91% and 0.68%, respectively, as of December 31, 2023. The allowance for credit losses to the nonperforming loans was 178% as of September 30, 2024, as compared to 152% as of December 31, 2023.

Due to the interest rate environment since 2022, management enhanced its ongoing credit risk management monitoring and testing of its commercial real estate loan portfolio. The following is a brief summary of our risk management results for our multifamily and CRE portfolios as of September 30, 2024:

●	The multifamily portfolio, excluding one nonperforming loan, totaling $339.9 million, has a current weighted average DSCR and an original LTV (defined as unpaid principal balance as of September 30, 2024 divided by appraised value at origination) of approximately 1.67 and 54%, respectively, and the CRE portfolio, totaling $87.5 million, has a current weighted average DSCR and an original LTV of approximately 1.51 and 59%, respectively.
●	Multifamily loans maturing in less than one year totaled $59.8 million and had a current weighted average DSCR and an original LTV of approximately 1.37 and 57%, respectively. CRE loans maturing in less than one year totaled $1.8 million and had a current weighted average DSCR and an original LTV of approximately 3.54 and 48%, respectively.
●	Multifamily loans maturing in one to two years totaled $39.0 million and had a current weighted average DSCR and an original LTV of approximately 1.36 and 66%, respectively. CRE loans maturing in one to two years totaled $5.6 million and had a current weighted average DSCR and an original LTV of approximately 1.46 and 59%, respectively.

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

	Three Months Ended September 30,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,270,491	$25,122	7.87%	$1,090,112	$21,408	7.79%
Securities, includes restricted stock	279,768	2,389	3.40%	207,873	1,238	2.36%
Securities purchased under agreements to resell	—	—	—	9,932	158	6.31%
Interest earning cash and other	120,316	1,620	5.36%	84,581	1,097	5.15%
Total interest earning assets	1,670,575	29,131	6.94%	1,392,498	23,901	6.81%

NONINTEREST EARNING ASSETS	52,008			49,762

TOTAL AVERAGE ASSETS	$1,722,583			$1,442,260

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$940,920	$3,129	1.32%	$722,684	$1,988	1.09%
Time deposits	12,251	143	4.64%	18,565	187	4.00%
Total interest bearing deposits	953,171	3,272	1.37%	741,249	2,175	1.16%
Borrowings	44	1	9.04%	46	1	8.62%
Total interest bearing liabilities	953,215	3,273	1.37%	741,295	2,176	1.16%

NONINTEREST BEARING LIABILITIES
Demand deposits	531,864			501,841
Other liabilities	14,762			17,091
Total noninterest bearing liabilities	546,626			518,932
Stockholders' equity	222,742			182,033

TOTAL AVG. LIABILITIES AND EQUITY	$1,722,583			$1,442,260
Net interest income		$25,858			$21,725
Net interest spread			5.57%			5.65%
Net interest margin			6.16%			6.19%
Deposits (including noninterest bearing demand deposits)	$1,485,035	$3,272	0.88%	$1,243,090	$2,175	0.69%

	Nine Months Ended September 30,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,239,950	$72,727	7.83%	$1,012,469	$58,160	7.68%
Securities, includes restricted stock	253,188	6,017	3.17%	208,298	3,581	2.30%
Securities purchased under agreements to resell	—	—	—	36,289	1,526	5.62%
Interest earning cash and other	96,448	3,845	5.33%	86,247	3,054	4.73%
Total interest earning assets	1,589,586	82,589	6.94%	1,343,303	66,321	6.60%

NONINTEREST EARNING ASSETS	50,439			45,836

TOTAL AVERAGE ASSETS	$1,640,025			$1,389,139

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$900,315	$9,159	1.36%	$681,613	$4,809	0.94%
Time deposits	11,667	384	4.40%	14,774	406	3.67%
Total interest bearing deposits	911,982	9,543	1.40%	696,387	5,215	1.00%
Borrowings	44	3	9.11%	46	3	8.72%
Total interest bearing liabilities	912,026	9,546	1.40%	696,433	5,218	1.00%

NONINTEREST BEARING LIABILITIES
Demand deposits	502,851			502,211
Other liabilities	14,149			17,737
Total noninterest bearing liabilities	517,000			519,948
Stockholders' equity	210,999			172,758

TOTAL AVG. LIABILITIES AND EQUITY	$1,640,025			$1,389,139
Net interest income		$73,043			$61,103
Net interest spread			5.54%			5.60%
Net interest margin			6.14%			6.08%
Deposits (including noninterest bearing demand deposits)	$1,414,833	$9,543	0.90%	$1,198,598	$5,215	0.58%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$3,559	$155	$3,714	$13,680	$887	$14,567
Securities, includes restricted stock	489	662	1,151	880	1,556	2,436
Securities purchased under agreements to resell	(158)	—	(158)	(1,526)	—	(1,526)
Interest earning cash and other	447	76	523	385	406	791
Total interest income	4,337	893	5,230	13,419	2,849	16,268

Interest paid on:
Savings, NOW, money market deposits	445	696	1,141	1,527	2,823	4,350
Time deposits	(67)	23	(44)	(94)	72	(22)
Total deposits	378	719	1,097	1,433	2,895	4,328
Borrowings	—	—	—	—	—	—
Total interest expense	378	719	1,097	1,433	2,895	4,328
Change in net interest income	$3,959	$174	$4,133	$11,986	$(46)	$11,940

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General.  Net income increased $1.5 million, or 15.5%, to $11.4 million for the three months ended September 30, 2024 from $9.8 million for the three months ended September 30, 2023. The increase resulted from a $4.1 million increase in net interest income, partially offset by an increase of $1.6 million in noninterest expense and a decrease of $466 thousand in noninterest income.

Net Interest Income.  Net interest income increased $4.1 million, or 19.0%, to $25.9 million for the three months ended September 30, 2024 from $21.7 million for the three months ended September 30, 2023, due to a $5.2 million increase in interest income, partially offset by a $1.1 million increase in interest expense.

Our net interest margin decreased 3 basis points, and was negatively impacted by an 18 basis point increase in our cost-of-funds, partially offset by growth in higher yielding variable rate commercial loans and low-cost escrow or IOLTA deposits, to 6.16% for the three months ended September 30, 2024 from 6.19% for the three months ended September 30, 2023.

Interest Income.  Interest income increased $5.2 million, or 21.9%, to $29.1 million for the three months ended September 30, 2024 from $23.9 million for the three months ended September 30, 2023 and was attributable to increases in loan, securities and interest earning cash and other interest income, and partially offset by a decrease in reverse repurchase interest income.

Loan interest income increased $3.7 million, or 17.3%, to $25.1 million for the three months ended September 30, 2024 from $21.4 million for the three months ended September 30, 2023. This increase was attributable to a $180.4 million, or 16.5%, increase in the average loan balance primarily due to growth in our higher yielding national commercial lending platform and, to a lesser extent, our regional multifamily loan portfolio during the latter part of 2023, and an 8 basis point increase in loan yields to 7.87%. Our commercial loan platform drove a $3.3 million increase in interest income, of which, $3.6 million was due to increased volume, offset slightly by a $275 thousand decrease due to yields decreasing 17 basis points. Commercial loans had a portfolio yield of 9.72%. Additionally, our multifamily platform contributed $561 thousand to the increase in interest income, of which, $337 thousand was due to increased volume and $224 thousand was due to a 27 basis point increase in yields, driving a portfolio yield of 4.33%.

Securities interest income increased $1.2 million, or 93.0%, to $2.4 million for the three months ended September 30, 2024 from $1.2 million for the three months ended September 30, 2023. This increase was primarily attributable to our current balance sheet management strategy of deploying funds in short duration agency mortgage-backed securities at peak market interest rates, while simultaneously moderating multifamily and CRE growth due to the current economic and interest rate environment. Average securities increased $71.9 million, or 34.6%, and yields increased 104 basis points to 3.40%.

Interest earning cash interest income increased $523 thousand to $1.6 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023, attributable to a 21 basis point increase in yields which was positively impacted by increases in short-term interest rates, and a $35.7 million, or 42.2%, increase in the average balance of interest earning cash.

Securities purchased under agreements to resell interest income decreased $158 thousand as management elected to close out its reverse repurchase agreements and reinvest funds into higher yielding commercial loans.

Interest Expense.  Interest expense increased $1.1 million, or 50.4%, to $3.3 million for the three months ended September 30, 2024 from $2.2 million for the three months ended September 30, 2023, primarily attributable to increases in average rate (primarily IOLTA) comprising $681 thousand and an increase of $460 thousand (primarily IOLTA) attributable to average deposit balances. Average interest bearing deposit balances (primarily IOLTA) increased $211.9 million, or 28.6%, when compared to September 30, 2023. Our deposit cost-of-funds, excluding demand deposits, increased 21 basis points for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to increases in short-term interest rates as well as management proactively increasing rates on IOLTA accounts in the various states we operate.

Provision for Credit Losses.  Our provision for credit losses was $1.0 million for the three months ended September 30, 2024, a decrease of $200 thousand from the $1.2 million provision for the three months ended September 30, 2023. As of September 30, 2024, our allowance to loans ratio was 1.50% as compared to 1.38% as of September 30, 2023. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York Metro multifamily and commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Payment processing fees:
Payment processing income	$4,999	$5,400	$(401)	(7.4)%
ACH income	170	221	(51)	(23.1)
Total payment processing fees	5,169	5,621	(452)	(8.0)
Customer related fees, service charges and other:
Administrative service income	658	619	39	6.3
Net loss on equity investments	—	(14)	14	(100.0)
Other	235	302	(67)	(22.2)
Total customer related fees, service charges and other	893	907	(14)	(1.5)
Total noninterest income	$6,062	$6,528	$(466)	(7.1)%

Payment processing income was $5.2 million for the quarter ended September 30, 2024, a $452 thousand decrease from the same period in 2023, primarily due to anticipated ISO and merchant attrition and changes in the volumes of our overall merchant risk profile. Payment processing volumes for the credit and debit card processing platform increased $839 million, or 10.0%, to $9.2 billion and transactions decreased 5.4 million, or 3.4%, to 152.0 million, for the quarter ended September 30, 2024, as compared to the same period in 2023. We continue to focus on the expansion of sales channels through ISOs, prudently managing risk while focusing on new merchant originations, increasing overall volumes as well as risk profiles, and expanding our technology and other resources in the payments vertical. Administrative service income increased $39 thousand, or 6.3%, to $658 thousand for the third quarter of 2024. Off-balance sheet sweep funds totaled $488.0 million at September 30, 2024, demonstrating the continued strength of our branchless core business model. Other income decreased $67 thousand, or 22.2%, to $235 thousand due to decreases in loan and other banking fees.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$9,525	$8,433	$1,092	12.9%
Occupancy and equipment	977	836	141	16.9
Professional and consulting services	955	1,325	(370)	(27.9)
FDIC and regulatory assessments	236	261	(25)	(9.6)
Advertising and marketing	949	467	482	103.2
Travel and business relations	264	254	10	3.9
Data processing	1,690	1,375	315	22.9
Other operating expenses	762	808	(46)	(5.7)
Total noninterest expense	$15,358	$13,759	$1,599	11.6%

Employee compensation and benefits costs increased due to increases in employees to support growth and excellence in client service as well as the impact of year end salary, bonus and stock-based compensation increases. Advertising and marketing costs increased as we continued to grow our digital marketing platform, expand our thought leadership in our national verticals, and support our regional BDOs hired in 2023. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support our growth. Professional services costs decreased due to investments in compliance and risk management in the payment processing division in 2023. Our investments in current resources, including employees, technology, and digital marketing, continue to support our long-term growth goals.

Income Tax Expense.  We recorded an income tax expense of $4.2 million for the three months ended September 30, 2024, reflecting an effective tax rate of 27.0%, compared to $3.5 million, or 26.0%, for the three months ended September 30, 2023, resulting from certain discrete tax benefits related to stock-based compensation.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General.  Net income increased $776 thousand, or 2.5%, to $31.9 million for the nine months ended September 30, 2024 from $31.1 million for the nine months ended September 30, 2023. The increase resulted from an $11.9 million increase in net interest income, partially offset by an increase of $5.9 million in noninterest expense and a decrease of $4.8 million in noninterest income, which was primarily attributable to a $4.0 million nonrecurring gain on our equity investment in a litigation fintech company in the first quarter of 2023.

Net Interest Income.  Net interest income increased $11.9 million, or 19.5%, to $73.0 million for the nine months ended September 30, 2024 from $61.1 million for the nine months ended September 30, 2023, due to a $16.3 million increase in interest income, partially offset by a $4.3 million increase in interest expense.

Our net interest margin increased 6 basis points, which was positively impacted by growth in higher yielding variable rate commercial loans and low-cost escrow or IOLTA deposits, to 6.14% for the nine months ended September 30, 2024 from 6.08% for the nine months ended September 30, 2023.

Interest Income.  Interest income increased $16.3 million, or 24.5%, to $82.6 million for the nine months ended September 30, 2024 from $66.3 million for the nine months ended September 30, 2023 and was attributable to increases in loan, securities and interest earning cash and other interest income, and partially offset by a decrease in reverse repurchase interest income.

Loan interest income increased $14.6 million, or 25.0%, to $72.7 million for the nine months ended September 30, 2024 from $58.2 million for the nine months ended September 30, 2023. This increase was attributable to a $227.5 million, or 22.5%, increase in the average loan balance primarily due to growth in our higher yielding national commercial lending platform and, to a lesser extent, our regional multifamily loan portfolio during the latter part of 2023, and a 15 basis point increase in loan yields to 7.83%. Our commercial loan platform drove a $12.5 million increase in interest income, of which $12.6 million was due to increased volume, offset by a $114 thousand decrease due to a yield decrease of 3 basis points, driving a portfolio yield of 9.79%. Additionally, our multifamily platform contributed $2.7 million to the increase in interest income, of which, $1.8 million was due to increased volume and $958 thousand was due to a 41 basis point increase in yields, driving a portfolio yield of 4.27%. Approximately 64% of our loan portfolio is comprised of variable rate commercial loans tied to prime that were positively impacted by increases in short-term interest rates.

Securities interest income increased $2.4 million, or 68.0%, to $6.0 million for the nine months ended September 30, 2024 from $3.6 million for the nine months ended September 30, 2023. This increase was primarily attributable to our current balance sheet management strategy, of deploying funds in short duration agency mortgage-backed securities at peak market interest rates, while simultaneously moderating multifamily and CRE growth due to the current economic and interest rate environment. Average securities increased $44.9 million, or 21.6%, and yields increased 87 basis points to 3.17%.

Interest earning cash interest income increased $791 thousand to $3.8 million for the nine months ended September 30, 2024 from $3.1 million for the nine months ended September 30, 2023, attributable to a 60 basis point increase in yields which was positively impacted by increases in short-term interest rates, as well as a $10.2 million, or 11.8%, increase in the average balance of interest earning cash.

Securities purchased under agreements to resell interest income decreased $1.5 million as management elected to close out its reverse repurchase agreements and reinvest funds into higher yielding commercial loans.

Interest Expense.  Interest expense increased $4.3 million, or 82.9%, to $9.5 million for the nine months ended September 30, 2024 from $5.2 million for the nine months ended September 30, 2023, primarily attributable to increases in average rate (primarily IOLTA) comprising $2.9 million of the increase and the remaining increase of $1.4 million (primarily IOLTA) attributable to average deposit balances. Average interest bearing deposit balances (primarily IOLTA) increased $215.6 million, or 31.0%, when compared to September 30, 2023. Our deposit cost-of-funds, excluding demand deposits, increased 40 basis points for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to increases in short-term interest rates as well as management proactively increasing rates on IOLTA accounts in the various states we operate.

Provision for Credit Losses.  Our provision for credit losses was $3.0 million for the nine months ended September 30, 2024, a decrease of $25 thousand from the $3.0 million provision for the nine months ended September 30, 2023. As of September 30, 2024, our allowance to loans ratio was 1.50% as compared to 1.38% as of September 30, 2023. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York Metro multifamily and commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$15,239	$16,250	$(1,011)	(6.2)%
ACH income	548	648	(100)	(15.4)
Total payment processing fees	15,787	16,898	(1,111)	(6.6)
Customer related fees, service charges and other:
Administrative service income	2,024	1,887	137	7.3
Net gain on equity investments	—	4,013	(4,013)	(100.0)
Other	915	687	228	33.2
Total customer related fees, service charges and other	2,939	6,587	(3,648)	(55.4)
Total noninterest income	$18,726	$23,485	$(4,759)	(20.3)%

Payment processing volumes and transactions for the credit and debit card processing platform increased $2.6 billion, or 10.6%, to $27.1 billion and 1.0 million, or 0.2%, to 458.1 million transactions, respectively, for the nine months ended September 30, 2024, as compared to the same period in 2023. These increases were due to the expansion of sales channels through ISOs, an increased number of merchants, volume increases, and were facilitated by our focus on technology and other resources in the payments vertical. Administrative service income increased $137 thousand, or 7.3%, to $2.0 million for the nine months ended September 30, 2024. Off-balance sheet sweep funds totaled $488.0 million at September 30, 2024, demonstrating the continued strength of our branchless core business model. Other income increased $228 thousand, or 33.2%, to $915 thousand primarily due to loan and other banking related fees. Net gain on equity investments decreased $4.0 million due to a nonrecurring gain on our Litify fintech investment in the first quarter of 2023. In February 2023, Litify, Inc. (“Litify”) was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As an equity holder and party to the reorganization and sale transaction, a majority of the Company’s partnership interests were exchanged for cash and undiscounted noncash consideration of approximately $5.4 million. As a result, the Company recognized a gain on its investment of $4.0 million in the first quarter of 2023. During the second quarter of 2024, the Company received cash consideration resulting in a realized gain on its Litify investment of approximately $500 thousand, offset by an equity method loss of approximately $500 thousand recognized on its investment in a third party sponsored NFL consumer post settlement loan fund.

Noninterest Expense.  Noninterest expense information is as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$28,211	$23,720	$4,491	18.9%
Occupancy and equipment	3,060	2,500	560	22.4
Professional and consulting services	2,763	4,483	(1,720)	(38.4)
FDIC and regulatory assessments	691	587	104	17.7
Advertising and marketing	2,702	1,216	1,486	122.2
Travel and business relations	722	648	74	11.4
Data processing	4,923	3,757	1,166	31.0
Other operating expenses	2,086	2,305	(219)	(9.5)
Total noninterest expense	$45,158	$39,216	$5,942	15.2%

Employee compensation and benefits costs increased due to increases in employees to support growth and client service as well as the impact of year end salary, bonus and stock-based compensation increases. In 2024, we experienced the full year impact of our 2023 key hires including, but not limited to, our regional senior BDOs, sales support, lending underwriting/lending support, and risk management staffing initiatives. Advertising and marketing costs increased as we continued to grow our digital marketing platform, expand our thought leadership in our national verticals, and support our regional BDOs. Data processing costs increased due to increased processing volume, primarily driven by our core banking platform, and additional costs related to our technology implementations. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform and additional office space to support growth. Professional services costs decreased due to our 2023 hiring initiatives noted above and related costs associated with our executive search firm. Our investment in current resources, including employees, technology, and digital marketing, continue to support our long-term growth goals.

Income Tax Expense.  We recorded an income tax expense of $11.7 million for the nine months ended September 30, 2024, reflecting an effective tax rate of 26.8%, compared to $11.2 million, or 26.5%, for the nine months ended September 30, 2023.

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

	September 30,
	2024
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$128,851	$17,697
200	122,843	11,689
100	116,740	5,586
0	111,154	—
-100	106,134	(5,020)
-200	100,384	(10,770)
-300	94,426	(16,728)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2024.

	September 30,
	2024
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$408,006	$58,334
200	392,080	42,408
100	373,285	23,613
0	349,672	—
-100	321,321	(28,351)
-200	287,009	(62,663)
-300	246,173	(103,499)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $147.7 million.

At September 30, 2024, through pledging of our securities and certain loans, we had the ability to borrow up to  $395.8 million from the FHLB of New York and $54.9 million from the FRB of New York discount window. At September 30, 2024, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of September 30, 2024.

At September 30, 2024, our off-balance sheet sweeps funds totaled $488.0 million, of which $356.5 million, or 73.1%, was able to be swept onto our balance sheet as reciprocal client relationship deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $972.4 million at September 30, 2024, or 63% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, other correspondent bank lines or obtain additional funds through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2024, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2024
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.64%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.39%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.39%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.60%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2024, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the quarter ended September 30, 2024 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2024 through July 31, 2024	—	$—	—	257,694
August 1, 2024 through August 31, 2024	—	—	—	257,694
September 1, 2024 through September 30, 2024	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards and may use a stock swap to exercise stock options. Shares withheld to cover income taxes upon the vesting of restricted stock awards and stock swaps to exercise stock options are repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2024 were as follows:

Period	Total number of shares purchased	Average price paid per share
July 1, 2024 through July 31, 2024	—	$—
August 1, 2024 through August 31, 2024	—	—
September 1, 2024 through September 30, 2024	—	—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 13, 2024	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: November 13, 2024	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer