Form 10-K
period 2024-12-31
Esquire Financial Holdings, Inc.
filed 2025-03-17
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $47.60 as of June 30, 2024, was $332.9 million.

As of March 1, 2025, there were 8,431,454 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders. (Part III)

i

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	The imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses;
●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;

●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act (“BHCA”) of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York metropolitan market. We offer tailored banking products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market area (a subset of the New York metropolitan market). We believe these activities, anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial loans tailored to the litigation market (“Litigation-Related Loans”) come with low cost core operating and escrow deposits, enhancing our overall yield on our loan portfolio, and enabling us to earn attractive risk-adjusted net interest margins. Additionally, our payment processing activities to small businesses nationally generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets we operate as demonstrated by comparing our performance metrics for the years ended 2024 and 2023.

For the year ended December 31, 2024:

●	Our net income was $43.7 million or $5.14 per diluted share while our return on average assets and equity were 2.57% and 20.14%, respectively.
●	We had a net interest margin of 6.06%, primarily driven by growth in higher yielding variable rate commercial loans and a low cost of funds of 0.91% on our deposits (including demand deposits).

●	Our loans held for investment increased 16%, or $189.6 million, to $1.40 billion, primarily driven by growth in higher yielding commercial loans.
●	Our noninterest income totaled $24.9 million, which represented 20% of our total revenue (net interest income plus noninterest income) at December 31, 2024, driven by our payment processing platform and administrative service payment (“ASP”) fee income.
●	As of December 31, 2024, our total assets, loans, deposits and stockholders’ equity totaled $1.89 billion, $1.40 billion, $1.64 billion and $237.1 million, respectively.

We remain true to our commitment to serve the litigation community and our commercial customers through our tailored and innovative products and solutions including a suite of best-in-class digital technologies, our customer centric Customer Relationship Management (“CRM”) application coupled with our digital marketing and industry thought leadership resources, highly functional website, and premium and well recognized brand image to support future growth. We have created a website named “Lawyer IQ”, a digital marketing content hub that includes business insights (or content) to assist law firms’ with growth, finance, marketing, technology, intake, and accounting, among other items. These digital technologies support our business development team’s seamless communication to the communities we serve, provide best-in-class multimedia digital marketing capabilities, streamline our online functionality and associated application processes, and will continue to support our industry leading performance metrics in the future. In 2023, we enhanced our commitment to the litigation community in key regions nationwide through the hiring of six Managing Directors and senior business development officers (“BDOs”). These BDOs have decades of experience servicing the litigation market and deep industry connections to support Esquire’s continued expansion. Coupling these talented and seasoned senior BDOs with our proprietary CRM platform, digital marketing capabilities, and Lawyer IQ website has enhanced our current national footprint and future growth prospects. In 2024, we announced our intention to open a branch in Los Angeles, California in 2025, demonstrating further commitment to our customer base.

Our unique products and services coupled with our thought leadership digital marketing and business development team creates deep relationships within the litigation community, driving our commercial loan growth, strong loan yields, and low cost core deposits. The litigation community represented approximately 75% of our deposit base at December 31, 2024, with $979.0 million, or 60%, of total deposits in longer duration escrow or claimant trust settlement deposit accounts where the law firm is trustee for the claimant settlement funds. In addition to our lending activities, we have continued to expand our payment processing platform with dollar volume increasing 10% compared to 2023 while maintaining a stable fee-based revenue stream. We provide dynamic and flexible payment processing solutions to small business owners. Our payment processing platform has grown to 88,000 small businesses at December 31, 2024, generating 17% of our revenue for the year ended December 31, 2024. We believe that both our litigation and payment processing platforms represent a significant opportunity for future growth in lending, fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $1.63 billion at December 31, 2024, a key driver of our total cost of deposits of 0.91%. These stable low cost funds are driven by our litigation related operating and escrow commercial deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. Our deposit growth is supported by our robust commercial online cash management technology to manage our customers’ operating, escrow, and money market accounts as well as their business banking needs across the country.

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

We currently have clients in 31 states and our larger markets include California, the New York metro area, Texas, Florida, Pennsylvania, South Carolina, New Jersey and Michigan. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9.36% asset yield on these commercial loans for the year ended December 31, 2024. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.44 of low-cost (our cost of funds for the year ended December 31, 2024 is 91 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $979.0 million, or 60%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $554.4 million at December 31, 2024, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. The payment processing (merchant acquiring) market has also been and will continue to be a significant growth opportunity for our Company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew at a compound annual rate of approximately 10% from 2020 to 2024 with payment volumes or TAM of $11.4 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a significant growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for over a decade, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across 88,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $36 billion in processing volume across 604 million transactions for the year ended December 31, 2024.

Proprietary Technology. We are a digital first company utilizing best-in-class technology to fuel future growth with industry leading client retention rates. We have built a customized and fully integrated customer relationship management (“CRM”) platform, integrated into our digital marketing cloud and our nCino loan platform (all built on Salesforce for excellence in client service and operational efficiency) and invest in artificial intelligence (“AI”) to facilitate precision marketing and client acquisition across both national verticals with an initial focus on the litigation vertical.

The success of our national litigation and payment processing verticals coupled with our focus on branchless technology has led to industry leading performance. For the year ended December 31, 2024, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.57% and 20.14%, respectively; industry leading net interest margin of 6.06%; strong efficiency ratio of 48.7%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 20% of total revenue (our payment processing vertical has a compound annual growth rate of 14% since 2020). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 66% of our loans being variable rate and tied to prime, with interest rate floors in place on 90% of our variable rate loan portfolio, solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.05 billion with no outstanding borrowings, positions our Company for future growth and success.

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

We have established ourselves in the litigation market through the strategic development of a business model that understands this market’s unique needs and provides tailored banking products and services to our target customers. We have designed unique, value added products and services for our current and potential customers and created a distribution network with direct access to the market through the experience and networks of our management team, board, attorney customers, state and national trial associations, and the investment in our CRM and related digital platforms. Our attorney customers and network of non-customer attorneys are well-known, influential market figures and active members of some of the leading litigation law firms in the nation, national and state bar associations and other industry leading companies. In addition, we have established informal affiliations or relationships with key industry organizations, such as, The American Association of Justice, The National Trial Lawyers Association, The New York State Trial Lawyers Association, The Pennsylvania Association for Justice, The Consumer Attorneys of California, and a number of other national, state and local trial attorney associations. Through our current law firm clients and other relationships, we believe we have access to tens of thousands of plaintiff law firms as we leverage our CRM, digital marketing and other proprietary technologies.

Our traditional community banking market area has a diversified economy typical of most urban population centers, including significant industries of professional, scientific and technical services, educational services, health care services, and financial activities. As of December 31, 2024, New York County’s $2.7 trillion deposit market was much larger than the $96 billion deposit market in Nassau County, according to data sourced from S&P Global Market Intelligence.

We have established an extensive market for our payment processing business as an acquiring bank throughout the United States and its territories. We have a senior product management team that has developed in excess of 27 active ISO relationships servicing 88,000 merchants. The ISO model insulates the bank’s capital from merchant losses through merchant reserves, ISO reserves, ISO monthly residuals and ISO portfolio values. In addition to mitigating risk, the ISO business model allows the Bank to solicit merchants nationwide using numerous independent sales agents employed by our ISOs.

Competition

The bank and non-bank financial services industries in our markets and surrounding areas are highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance companies on a nationwide basis. We experience competition in both lending and attracting deposit funds as well as payment processing services from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend on pricing because of the ease with which customers can transfer deposits from one institution to another as well as the expertise necessary to manage specialized accounts (i.e., interest on lawyer accounts (“IOLA”) and interest on lawyer trust accounts (“IOLTA”)) which are specifically designed for designating law firm customer funds.

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

●	Esquire Bank can offer more competitive terms (i.e., rates) on loans compared to specialty finance companies because its cost of funds is much lower than the funding costs for these non-bank competitors;
●	the non-bank companies are not able to offer commercial cash management services on deposit products (i.e., commercial on-line banking, remote deposit capture technology), letters of credit, debit cards, or other business services; and
●	non-banks cannot offer products uniformly across the country because they are not national banks.

The Bank provides payment processing services as an acquiring bank primarily through the third-party or ISO business model in which we process and clear credit card, debit card, and ACH transactions on behalf of merchants. We are one of approximately 100 U.S. acquiring banks and face competition from many larger institutions, including large commercial banks and third party processors, that operate in the payment processing business. We believe we have a competitive advantage to continue to attract and retain ISOs and merchants when considering our history of successful operations, flexibility to settle through multiple payment processing platforms, superior customer relationship management, and an ability to tailor our contractual arrangements to our customers’ needs.

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Litigation-Related Loans, which include commercial loans to law firms and, to a much lesser extent, consumer lending to attorneys and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2024, these product lines in aggregate totaled $838.6 million (or 60.0% of our loan portfolio). As of December 31, 2024, our commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and other commercial Litigation-Related Loans (“Commercial Litigation-Related Loans”), totaled $835.8 million, or 99.7% of our total Litigation-Related Loan portfolio and 59.8% of our loan portfolio. As of December 31, 2024, our consumer Litigation-Related Loans, which consist of held for investment post-settlement consumer loans and structured settlement loans (“Consumer Litigation-Related Loans”), totaled $2.7 million, or 0.3% of our total Litigation-Related Loan portfolio and 0.2% of our loan portfolio. With respect to our Litigation-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2024, approximately 20.7%, 19.5%, and 14.6% of the Commercial Litigation-Related Loans outstanding had been extended to customers in California, New York and Texas, respectively. There were two other states with loan balance concentrations of at least 5.0% each of total Commercial Litigation-Related Loans.

As of December 31, 2024, our total real estate loans, which consist of multifamily loans, commercial real estate loans and 1 – 4 family loans, totaled $456.9 million (or 32.7% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. Our real estate portfolio is managed as a stable and reliable asset class and is conservatively underwritten. We anticipate continuing to focus on the commercial credit needs of businesses in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Generally, commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified ISO customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2024, commercial loans (excluding Commercial Litigation-Related Loans of $835.8 million) totaled $84.7 million (or 6.1% of total loans). All commercial loans totaled $920.6 million (or 65.9% of our total loans) at December 31, 2024.

Commercial Litigation-Related Loans. The following is a summary of the specialized commercial loan products we offer to meet the needs of the litigation community. Commercial Litigation-Related Loans are made to law firms and the outstanding loan balances are included in the loan balance for commercial loans as noted above. A unique aspect of our underwriting involves advances of loan proceeds against a “borrowing base”, which typically consists of the total inventory of litigation cases for the firm. We complement this with traditional commercial underwriting (See “Credit Risk Management” below). Generally, the maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time and takes into account the firm’s operating performance and related debt service coverage ratio (“DSCR”). In addition, to a lesser extent, we lend to law firms that may exhibit fluctuating earnings, cumulative deficits, and negative cash flows where we employ an asset based lending model to the deal structure. We consider such financing opportunities where the terms and structure present manageable risks and the opportunity to achieve above average risk adjusted returns.

●	Working Capital Lines of Credit (“WC LOC”). WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. The balance of such loans was $531.6 million at December 31, 2024 (or 63.4% of total Litigation-Related Loans).
●	Case Cost Lines of Credit. Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $185.2 million at December 31, 2024 (or 22.1% of total Litigation-Related Loans). Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, medical record costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client from the law firm. Thus, instead of using the law firm’s cash flow, law firms use Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.
●	Term Loans. Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $119.1 million at December 31, 2024 (or 14.2% of total Litigation-Related Loans).
●	Post-Settlement Commercial and Other Commercial Litigation-Related Loans. Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial litigation-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2024, we had no such loans.

Consumer Loans.  Consumer loans are primarily personal loans and, to a lesser extent, post-settlement consumer loans made to plaintiffs and claimants as described below. Personal loans are purchased or originated for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2024, total consumer loans held for investment (excluding Consumer Litigation-Related Loans of $2.7 million) totaled $16.6 million (or 1.2% of total loans).

Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of held for investment post-settlement consumer loans to individuals was $2.7 million at December 31, 2024.

Real Estate Loans.  The majority of our real estate secured loans are in the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $355.2 million (or 25.4% of total loans) as of December 31, 2024. The multifamily loan portfolio primarily consists of nonrecourse loans secured by nonowner occupied apartment buildings in the New York Metropolitan area (i.e., Brooklyn, the Bronx, Manhattan.). All of our multifamily loans are underwritten on a fully amortizing basis (monthly principal and interest payments) and are predominately five or seven year fixed interest loans with a 25 to 30 year principal amortization and subject to springing guarantees or “bad boy” protections from the principals. All loans are independently underwritten by us utilizing the underwriting criteria per our Board established credit policy.

Commercial Real Estate (“CRE”).  CRE loans totaled $87.0 million (or 6.2% of total loans) as of December 31, 2024 and consisted primarily of loans secured by warehouses (54.1% of the CRE portfolio), mixed use (17.9% of the CRE portfolio), hospitality properties (16.9% of the CRE portfolio), with the remainder comprised of retail properties (11.1% of the CRE portfolio). We have no office exposure in our CRE portfolio as of December 31, 2024. Owner-occupied loans represented 7.9% of the CRE portfolio at December 31, 2024. We both originate and, on a limited basis, participate in CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($14.7 million, or 1.0% of total loans, as of December 31, 2024) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Construction Loans.  Construction loans are originated on an opportunistic basis. At December 31, 2024, there were no construction loans.

Payment Processing Activities

We provide payment processing as an acquiring bank primarily through the third-party or ISO business model in which we process and clear credit and debit card transactions on behalf of merchants. This model is designed to mitigate the risks associated with merchant losses resulting from chargebacks, fraud, non-compliance issues or even ISO or merchant insolvency. In an ISO model, the Bank and the ISO jointly enter into the merchant agreement with each merchant. We believe this model provides an added layer of protection against losses from merchants since losses that are not absorbed by a merchant would be the liability of the ISO payable from reserves posted by the ISO or other funds the bank owes to the ISO. Even with this recourse, Esquire Bank is ultimately liable for losses from actions of merchants and those of ISOs. Since inception in 2012, Esquire Bank has not incurred any losses from its payment processing activities.

We entered into the payment processing business as an acquiring bank in 2012 in an effort to increase our noninterest income and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2024, payment processing revenues were $20.9 million, which was 16.7% of our total revenue. At December 31, 2024, we had 27 active ISOs, servicing 88,000 merchants, and for the year ended December 31, 2024, we processed $36.3 billion in card volume. We intend to continue to expand our payment processing business.

Under the ISO model, the ISO determines (with the Bank’s oversight) the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, product delivery timeframe, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2024, we had contractual arrangements with three payment processors or clearing agents, TSYS, Repay and Fiserv, which are utilized by Esquire Bank and our ISOs to authorize, clear and settle card transactions.

We have implemented a comprehensive risk mitigation program for our payment processing business which includes detailed policies and procedures applicable to both ISOs and merchants pertaining to due diligence, risk and underwriting and Bank Secrecy Act and card brand network (i.e., Visa and Mastercard) compliance, among other objectives. Our

Merchant Acquiring and Risk Policy establishes authorities and guidelines for the Bank to acquire payment processing arrangements with ISOs, payment facilitators, merchants and agent banks through merchant portfolio acquisitions. Such guidelines include initial and ongoing due diligence requirements and approval authorities. All merchants, regardless of how the merchant is acquired, must meet our Merchant Credit/Underwriting Policy requirements. In addition, credit approval requirements and authorities for approving merchants and ISOs are clearly defined in our Merchant Acquiring and Risk Policy.

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

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our payment processing portfolio as compared to direct payment processing providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2024, we received a blended rate of approximately six basis points for payment processing, compared to direct payment processing providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed. From time to time, we may enter into arrangements with specific merchant and/or ISO counterparties where we have negotiated a higher fee in exchange for assuming more risk.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing 74% of the $1.64 billion in total deposits at December 31, 2024. Our core deposits (excluding time deposits) represent 99.1% of our total deposits at December 31, 2024. Our total cost of deposits is 0.91% for the year ended December 31, 2024, anchored by our noninterest bearing demand deposits and litigation related escrow funds representing 30% and 60%, respectively, of total deposits. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have one branch, located in Jericho, New York and one branch in Los Angeles, California planned to open in 2025. The vast majority of our commercial loan customers utilize our cash management platform for their commercial deposit balances including, but not limited to, their commercial operating accounts, escrow accounts, and commercial money market accounts.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings currently or traditionally as a source of funding for asset growth. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our payment processing platform and other local businesses, individuals through client referrals, other relationships and through our single retail branch. We believe we have a stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 99.1% in core deposit accounts at December 31, 2024. Our deposit strategy primarily focuses on developing lending and other service orientated relationships with customers rather than competing with other institutions on rate. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $979.0 million, or 60%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Further, the majority of our uninsured deposits represent customers with full relationship banking (loans and associated deposits) including, but not limited to, law firm operating accounts, law firm escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

The Bank participates in sweep programs to provide our customers FDIC insured deposit products and access to treasury secured money market funds. In order to participate in these programs, the Bank places, or sweeps, deposits to these programs where a portion of which may be utilized as a source of liquidity. Access to these sweep programs is not considered when assessing liquidity, which is further discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The litigation market provides unique opportunities for the Bank to access funds due to the significant deposit sources such as mass tort and class action settlements and escrow deposits. As of December 31, 2024, off-balance sheet sweep funds totaled approximately $554.4 million, of which approximately $424.2 million, or 77%, was available to be swept onto the Bank’s balance sheet.

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

To a lesser extent, we provide financing to a law firm that, through its existence or its partners’ professional work histories have demonstrated long-term success with large, complex, and profitable litigation matters. Firms of this nature are structured in such a way that their business model and legal talent profile has been positioned to manage such activity. These are typically firms specializing in Mass Tort or Class Action claims which often exhibit cumulative deficits, fluctuating earnings, and extended periods of negative cash flow. When structured properly, with sufficient due diligence and the application of loan structuring concepts typically associated with asset based lending, such facilities can present manageable risks and above average returns. We will entertain such financing opportunities where the terms, structure, borrower willingness and ability to cooperate with our underwriting requirements will provide an appropriate risk adjusted return. These types of asset based loans are limited to 35% of our total litigation related commercial loan portfolio (based on total credit facility level) as per our Board approved Lending Policy.

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

In approving a commercial or multifamily real estate loan, we consider and review (i) a global cash flow analysis of the borrower, (ii) the net operating income of the property, (iii) the borrower’s expertise, credit history and profitability and (iv) the value of the underlying collateral property. Maximum LTV ratios are 80% of appraised value and we generally require that the properties securing these real estate loans have minimum debt service ratios (the ratio of net operating income to debt service) of 1.15x. Loan terms are fifteen years or less with the option to extend another five years and amortization is based on a 25-to-30-year schedule or less. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. To monitor cash flows on income producing properties, we require borrowers and loan guarantors to provide personal and business financial statements on an annual basis for loans with a principal balance in excess of $1.5 million.

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

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its capital and surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2024, our regulatory limit on loans-to-one borrower was $35.9 million.

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

Commercial Real Estate Lending Credit Risk Management Considerations in the Current Environment.  Due to increases in market interest rates since 2022, management enhanced its ongoing credit risk management monitoring of the commercial real estate loan portfolio. Specifically, management has further analyzed the multifamily and CRE loan portfolios which comprise $355.2 million, or 25.4%, and $87.0 million, or 6.2%, respectively, of total loans, as of December 31, 2024. We have no exposure to office and construction loans, minimal exposure to hospitality ($14.7 million as of December 31, 2024), and a regulatory CRE concentration exposure at both the consolidated and Bank level that is less than 200% of total capital plus the allowance for credit losses.  The following enhancements were made to our credit risk management monitoring processes to address the current environment and reviewed with our Board of Directors:

●	Management stratified the multifamily and CRE portfolios, respectively, by LTV (i.e., less than 50% LTV, 50%-60% LTV, 60%-70% LTV, etc.) and evaluated several sub-portfolio characteristics, including, but not limited to, the original loan balance, current loan balance, loan count, maturity, original LTV, and current weighted average DSCR. The overall multifamily portfolio, excluding one nonperforming loan, totaling $344.2 million, has a current weighted average DSCR and an original LTV of approximately 1.64 and 54%, respectively, and the CRE portfolio, totaling $87.0 million, has a current weighted average DSCR and an original LTV of approximately 1.48 and 58%, respectively.
●	Multifamily loans maturing in 2025 totaled $59.5 million and had a current weighted average DSCR and an original LTV of approximately 1.34 and 57%, respectively. CRE loans maturing in 2025 totaled $1.7 million and had a current weighted average DSCR and an original LTV of approximately 1.60 and 66%, respectively.
●	Multifamily loans maturing in 2026 totaled $48.4 million and had a current weighted average DSCR and an original LTV of approximately 1.39 and 66%, respectively. CRE loans maturing in 2026 totaled $3.8 million and had a current weighted average DSCR and an original LTV of approximately 1.39 and 55%, respectively.
●	Stress testing of multifamily and CRE DSCR and LTV at both the individual loan and portfolio level was performed by adjusting the current loan interest rate and the property capitalization rate to current market rates to evaluate the pro forma DSCR and LTV levels.
●	The multifamily portfolio was segregated into rent regulated, free market, and mixed (both rent regulated and free market) to assess exposure to each type of property when performing the above analysis. Each category represented approximately a third of the overall multifamily portfolio totaling $355.2 million at December 31, 2024.

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale or held-to-maturity and can be used to collateralize Federal Home Loan Bank of New York (“FHLB”) borrowings, FRB borrowings, or other borrowings. At December 31, 2024, our securities had a fair value of $302.7 million, and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

Our investment objectives are primarily to provide and maintain liquidity, establish an acceptable level of interest rate risk, to provide a use of excess funds and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Asset Liability Committee (“ALCO”) and management are responsible for implementation of the investment policy and monitoring our investment performance. The board of directors reviews the status of our investment portfolio monthly.

We are required to maintain an investment in FHLB stock, which is based on our level of mortgage related assets (“MRA”) and adjusted for any FHLB borrowings, for which we had none at December 31, 2024. Additionally, we are required to maintain an investment in Federal Reserve Bank (“FRB”) of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2024.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, the FRB discount window and other financial institutions. Traditionally, we have not utilized borrowings to fund our operations. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our multifamily loans and securities portfolio (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB assessment of the institution’s creditworthiness. As of December 31, 2024, we had $431.7 million of available borrowing capacity with the FHLB. We also had a borrowing capacity with the FRB of New York discount window of $51.4 million. The other borrowing lines are maintained primarily for contingency funding sources and totaled $17.5 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2024.

Human Capital Resources

At December 31, 2024, we employed 138 full time equivalent individuals, of which approximately 60% are either minorities or women.  None of our employees are represented by a collective bargaining agreement.  The Company’s national platform employs a business model that combines high-touch service, technology and a relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who also fit our corporate culture.

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

Esquire Financial Holdings, Inc. is a bank holding company, due to its control of Esquire Bank, and is therefore subject to the requirements of the BHCA and regulation and supervision by the FRB. The Company files reports with and is subject to periodic examination by the FRB. The Company has made the election under the BHCA to be designated a financial holding company.

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

Legislation enacted in 2018 required the federal banking agencies to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in 2019 set the community bank leverage ratio at 9%. The Bank has not elected to utilize this alternative framework as of December 31, 2024.

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

National banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e., fails to meet certain specified regulatory capital measures) is subject to growth limitations and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the capital restoration plan. A “significantly undercapitalized” bank is subject to additional restrictions. National banks deemed by the OCC to be “critically undercapitalized” are subject to the appointment of a receiver or conservator.

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized under the prompt corrective action requirements at December 31, 2024.

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

Federal Reserve System

Under federal law and regulations, the Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including Esquire Bank, which maintain transaction accounts or non-personal time deposits. In March 2020, due to a change in its approach to monetary policy from the COVID-19 pandemic, the FRB implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The FRB has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

On October 24, 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a "large bank". The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The final rule was scheduled to take effect on April 1, 2024, and the applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. However, the rule is subject to legal challenges that have pushed back the implementation date and compliance deadlines.

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

Regulation of the federal bank regulatory agencies require banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The regulations also require bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

On July 26, 2023, the SEC issued a final rule that requires registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors’ cybersecurity expertise. Please see “Cybersecurity —  Cybersecurity Risk, Management and Strategy” for additional discussion.

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

Holding Company Regulation

The Company, as a bank holding company controlling Esquire Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically inspected by and is required to submit reports to the FRB and is required to comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to its subsidiary banks. The FRB has historically imposed consolidated capital adequacy guidelines for bank holding companies structured similarly, but not identically, to those of the OCC for national banks. The Dodd-Frank Act directed the FRB to issue consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. The FRB exempts from the consolidated capital requirements bank holding companies that are below $3 billion in asset size, unless otherwise directed in specific cases. Consequently, the Company is not currently subject to the consolidated holding company capital requirements.

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

Incentive Compensation

In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material non-compliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the NASDAQ proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. The Company’s board of directors has approved and maintains a clawback policy that complies with the NASDAQ clawback listing standards. A copy of the Company’s clawback policy is included by reference to this Annual Report on Form 10-K.

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

At December 31, 2024, our commercial loans totaled $920.6 million, or 65.9% of our total loans, including $835.8 million of Commercial Litigation-Related Loans, which represented 90.8% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and other commercial litigation-related loans. These loans generally have more risk than 1 – 4 family mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Litigation-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Litigation-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions, the timing of the overall judicial process, and the timing of those settlements as well as related payments on those settlements. In our experience, an average case can take two to four years to litigate and settle. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Litigation-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family mortgage loan or a commercial real estate loan. Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as commercial real estate loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.

At December 31, 2024, we had $355.2 million of multifamily loans and $87.0 million of commercial real estate loans. Multifamily and commercial real estate loans represented 31.7% of our total loan portfolio at December 31, 2024. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending because payments on such loans are often dependent on the successful operation or development of the property or business involved. Repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We may increase our purchases or originations of consumer loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2024, our consumer loans held for investment totaled $19.3 million, or 1.4% of our total loan portfolio, of which $2.7 million, or 14.0%, were post-settlement consumer loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Litigation-Related Loans, which consist of post-settlement consumer loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our purchases or originations of consumer loans, it may become necessary to increase our provision for credit losses in the event our losses on these loans increase, which would reduce our profits.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2024, 44.8% of our loan portfolio was in New York and our loan portfolio had concentrations of 34.2% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

If the allowance for credit losses is not sufficient to cover actual credit losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for credit losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions. At December 31, 2024, our allowance for credit losses as a percentage of total loans, net of unearned income, was 1.50%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for credit losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. We had one nonperforming multifamily loan totaling $10.9 million at December 31, 2024. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for credit losses and may require an increase in the allowance for credit losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition. Bank regulators periodically review our allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

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

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2024, the weighted average age of our loans was 7.64 years, 3.27 years, 3.16 years, 3.76 years and 2.50 years for our 1 – 4 family loans, multifamily loans, commercial real estate loans, commercial loans and consumer loans, respectively. At December 31, 2024, the weighted average age of our loan portfolio was 3.62 years, however, the average customer relationship is of a longer term.

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

Risks Related to our Business

We have experienced significant growth, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

From 2016 through 2024, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. As a result of our recent accelerated growth, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

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

As of December 31, 2024, approximately $463.9 million, or 28%, of our total Bank deposits of $1.64 billion, were not FDIC insured. This excludes $12.4 million of the Company’s deposits held by the Bank. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions or clients may simply prefer to do business with our competitors, or for other reasons. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship, which management evaluates to identify an appropriate estimate of FDIC insurance coverage, and such estimates may underreport the amount of the Bank’s uninsured deposits.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship. The FDIC's regulations generally state that the titling of the deposit account (together with the underlying records) must indicate the existence of the fiduciary relationship in order for insurance coverage to be available on a "pass-through" basis. Fiduciary relationships include, but are not limited to, relationships involving a trustee, agent, nominee, guardian, executor, or custodian. A bank with fiduciary deposit accounts with balances of more than $250,000 must diligently use the available data on these deposit accounts, including data indicating the existence of different principal and income beneficiaries to determine its best estimate of the uninsured portion of these accounts. As of December 31, 2024, the Company had approximately $979.0 million of law firm escrow (or trust) deposits that were evaluated by management to identify an appropriate estimate of FDIC insurance coverage that passes through each deposit account to the beneficial owner of the funds held in the account. To a lesser extent, the Bank maintains fiduciary accounts for our qualified settlement fund relationships as well as bankruptcy trustee relationships where management estimates are also employed to determine FDIC coverage.  Management’s uninsured balance estimate may understate the amount of the Bank’s uninsured deposits and may not reflect the assessment of the FDIC if the Bank is placed into receivership. Such understated amounts of uninsured deposits would result in less deposit insurance coverage available to our depositors and could materially and adversely affect our business, results of operations or financial condition.

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

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claims administrator, have extended the duration of the Fund’s assets which may increase its credit risk and our risk of loss of our investment. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of the Fund’s NFL loan borrowers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank as originator for the related loan, we may experience a loss on our investment, which could have an adverse effect on our operating results. Specifically, the uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of the NFL loans beyond the contractual maturity. Moreover, in August 2020, certain former NFL players filed lawsuits with the Court challenging the use of “race norming” to systematically disfavor Black players who submitted claims in the NFL Concussion Settlement Program. In general, the lawsuits alleged that “race-norming” was being used in the claims administration process to artificially reduce estimates of Black players’ pre-concussion cognitive functioning levels thereby concluding that Black players suffered lesser impairments from their concussions than their medical diagnoses and tests otherwise indicated.  As a result, the plaintiffs allege that Black claimants were determined not to qualify for settlement payments despite sustaining incapacitating injuries comparable to their white counterparts. In March 2021, the Court dismissed one of the lawsuits on procedural grounds. On June 2, 2021, the NFL and class counsel voluntarily pledged to abandon “race-norming” in the assessment of all settlement claims both prospectively and retrospectively. On October 23, 2021, there was further agreement that no race norms or race demographic estimates shall be used in the settlement program going forward and the NFL will not be able to appeal to settlement administrators to require race norms be applied. On March 4, 2022, the Court formally approved an agreement to eliminate any consideration of race in the Settlement Program and modified the neuropsychological testing protocol. Overall, we believe this may represent a positive development for NFL claimants but may again further extend the NFL portfolio duration as the claim settlement process is re-calibrated and new claims protocols are developed for retrospective and prospective claims. If the processing of claims for the Fund’s loan portfolio continues to extend beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, revised protocols due to “race-norming” claims, or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible charge-offs of these loans could occur or increase in the future, which would negatively impact our investment. As of December 31, 2024, the carrying amount of our investment in the Fund and our total exposure is $9.4 million, with a remaining life of 4.3 years.

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

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

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

Our ten largest deposit clients account for 25.9% of our total deposits.

As of December 31, 2024, our ten largest bank depositors accounted for, in the aggregate, 25.9% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

We may be subject to liability for fraudulent transactions initiated by merchants or others. Examples of such fraud include when a merchant or other party knowingly uses a stolen or counterfeit card to make a transaction, or if a merchant intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Effective April 1, 2025, Visa will consolidate its Visa Dispute Monitoring Program and Visa Fraud Monitoring Program into a new program called Visa Acquiring Monitoring Program (“VAMP”) with the goal of ensuring the integrity of the Visa payment system by monitoring transaction activities to detect and prevent fraudulent behavior. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud, including compliance with VAMP, would increase our chargeback liability or other liability including, but not limited to, potential VAMP fines. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.

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

The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures.  Depending on the industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in FRB and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

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

Like many other companies, the Company relies on third-party vendor solutions to support its operations, and these third-party vendors continue to be a source of operational and informational risk. Accordingly, the Company utilizes a third-party risk management program, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive company data.

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

ITEM 2.    Properties

At December 31, 2024, we conducted business through our corporate headquarters and full service branch in Jericho, New York (Nassau County) and one administrative office in Boca Raton, Florida. In 2024, our lease commenced on our Los Angeles, California location which we intend to operate as a full service branch planned to open in 2025. All the current locations are leased properties. At December 31, 2024, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $2.4 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 1, 2025 was 5,470. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

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

The following table summarizes information as of December 31, 2024 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	559,308	$24.72	476,571
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	559,308	$24.72	476,571

The following table presents information regarding purchase of our common stock during the quarter ended December 31, 2024 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2024 through October 31, 2024	—	$—	—	257,694
November 1, 2024 through November 30, 2024	—	—	—	257,694
December 1, 2024 through December 31, 2024	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2024 were as follows:

Period	Total number of shares purchased	Average price paid per share
October 1, 2024 through October 31, 2024	—	$—
November 1, 2024 through November 30, 2024	—	—
December 1, 2024 through December 31, 2024	39,502	79.01

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

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

Allowance for Credit Losses on Loans Held for Investment.  Management considers the accounting policy relating to the allowance for credit losses on loans held for investment to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. See Note 1 “Business and Summary of Significant Accounting Policies” for discussion of our allowance for credit losses on loans held for investment policy.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of December 31, 2024, there was one multifamily loan totaling $10.9 million that was individually analyzed and collateral dependent on the Consolidated Statements of Financial Condition.

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

Selected Financial Data

The following information is derived in part from the consolidated financial statements of Esquire Financial Holdings, Inc.

	At or For the Years Ended December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$1,892,503	$1,616,876	$1,395,639	$1,178,770	$936,714
Cash and cash equivalents	126,329	165,209	164,122	149,156	65,185
Securities available-for-sale, at fair value	241,746	122,107	109,269	148,384	117,655
Securities held-to-maturity, at cost	68,660	77,001	78,377	—	—
Loans, held for investment	1,397,021	1,207,413	947,295	784,517	672,421
Total deposits	1,642,236	1,407,299	1,228,236	1,028,409	804,054
Total stockholders’ equity	237,094	198,555	158,158	143,735	126,076

Income Statement Data:
Interest income	$113,373	$91,888	$60,993	$44,531	$38,630
Interest expense	13,444	8,115	1,647	828	1,190
Net interest income	99,929	83,773	59,346	43,703	37,440
Provision for credit losses	4,700	4,525	3,490	6,955	6,250
Net interest income after provision for credit losses	95,229	79,248	55,856	36,748	31,190
Payment processing income	20,875	22,316	21,944	20,856	14,099
Other noninterest income	4,020	7,435	2,981	168	548
Total noninterest income	24,895	29,751	24,925	21,024	14,647
Employee compensation and benefits	37,845	32,481	25,774	21,741	16,873
Other expenses	22,998	20,636	16,206	13,323	11,797
Total noninterest expense	60,843	53,117	41,980	35,064	28,670
Net income before income taxes	59,281	55,882	38,801	22,708	17,167
Income tax expense	15,623	14,871	10,283	4,783	4,549
Net income	$43,658	$41,011	$28,518	$17,925	$12,618

Per Share Data:
Earnings per share:
Basic	$5.58	$5.31	$3.73	$2.40	$1.70
Diluted	5.14	4.91	3.47	2.26	1.65
Book value per share(1)	28.38	23.96	19.30	17.77	16.18
Tangible book value per share(2)	28.38	23.96	19.30	17.77	16.18

Selected Performance Ratios:
Return on average assets	2.57%	2.89%	2.31%	1.77%	1.45%
Return on average equity	20.14	23.20	19.44	13.42	10.69
Interest rate spread	5.48	5.57	4.85	4.40	4.34
Net interest margin	6.06	6.09	4.99	4.49	4.47
Efficiency ratio(3)	48.74	46.79	49.82	54.17	55.04
Loan to deposit ratio	85.07	85.80	77.13	76.28	83.63
Average interest earning assets to average interest bearing liabilities	172.03	188.86	201.47	215.72	191.12
Average equity to average assets	12.75	12.44	11.89	13.22	13.61

	At or For the Years Ended December 31,
	2024	2023	2022	2021	2020
Asset Quality Ratios (Loans Held for Investment):
Allowance for credit losses to total loans	1.50%	1.38%	1.29%	1.16%	1.70%
Allowance for credit losses to nonperforming loans(4)	192%	152%	NM	NM	495%
Net charge-offs (recoveries) to average outstanding loans	0.03%	0.04%	0.04%	1.29%	0.30%
Nonperforming loans to total loans(4)	0.78%	0.91%	0.00%	0.00%	0.34%
Nonperforming loans to total assets(4)	0.58%	0.68%	0.00%	0.00%	0.25%
Nonperforming assets to total assets(5)	0.58%	0.68%	0.00%	0.00%	0.25%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	15.92%	15.38%	15.44%	15.89%	16.69%
Tier 1 capital to risk weighted assets	14.67%	14.13%	14.21%	14.79%	15.44%
Tier 1 common equity to risk weighted assets	14.67%	14.13%	14.21%	14.79%	15.44%
Tier 1 leverage capital ratio	11.70%	12.07%	10.98%	11.46%	12.51%

Other:
Number of offices	3	3	3	3	3
Number of full-time equivalent employees	138	140	115	110	99
(1)	For purposes of computing book value per share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0 as of the dates indicated.
(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified for borrowers experiencing financial difficulty.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

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

	For the Years Ended December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Efficiency Ratio:
Net interest income	$99,929	$83,773	$59,346	$43,703	$37,440
Noninterest income	24,895	29,751	24,925	21,024	14,647
Less: net gain on equity investments	—	(4,013)	—	—	—
Recurring revenue	$124,824	$109,511	$84,271	$64,727	$52,087

Total noninterest expense	$60,843	$53,117	$41,980	$35,064	$28,670

Efficiency ratio	48.7%	48.5%	49.8%	54.2%	55.0%

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2024 and 2023

Assets.  Our total assets were $1.89 billion at December 31, 2024, an increase of $275.6 million from $1.62 billion at December 31, 2023. The increase was primarily due to growth in our loan portfolio and securities available-for-sale, offset by decreases in cash and cash equivalents.

Loan Portfolio Analysis.  At December 31, 2024, loans were $1.40 billion, or 73.8% of total assets, compared to $1.21 billion, or 74.7% of total assets, at December 31, 2023. Our higher yielding commercial loans increased $182.7 million, or 24.8%, to $920.6 million at December 31, 2024 from $737.9 million at December 31, 2023 where commercial litigation related loan growth was $223.4 million, or 36.5%, to $835.8 million in 2024. Multifamily loans increased $6.9 million, or 2.0%, to $355.2 million at December 31, 2024 from $348.2 million at December 31, 2023. Consumer loans increased $4.8 million or 33.5%, to $19.3 million at December 31, 2024 from $14.5 million at December 31, 2023. Commercial real estate loans decreased $2.5 million, or 2.7%, to $87.0 million at December 31, 2024 from $89.5 million at December 31, 2023. 1 – 4 family loans decreased $3.3 million, or 18.2%, to $14.7 million at December 31, 2024 from $17.9 million at December 31, 2023.

In early 2024, management elected to temper multifamily and commercial real estate loan growth in response to the economic environment and has ratably purchased short duration agency mortgage backed securities with commensurate risk adjusted yields, enhancing our liquidity, asset composition, and flexibility in the future while improving the securities to total assets ratio to 16.6% as of December 31, 2024 as compared to 12.5% as of December 31, 2023.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$355,165	25.4%	$348,241	28.8%
Commercial real estate	87,038	6.2	89,498	7.4
1 – 4 family	14,665	1.1	17,937	1.5
Total real estate	456,868	32.7	455,676	37.7
Commercial	920,567	65.9	737,914	61.1
Consumer	19,339	1.4	14,491	1.2
Total loans held for investment	$1,396,774	100.0%	$1,208,081	100.0%
Deferred loan fees and unearned premiums, net	247		(668)
Allowance for credit losses	(20,979)		(16,631)
Loans held for investment, net	$1,376,042		$1,190,782

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated.

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$531,574	63.4%	$373,338	60.7%
Case cost lines of credit	185,204	22.1	152,165	24.8
Term loans	119,061	14.2	86,954	14.1
Total Commercial Litigation-Related	835,839	99.7	612,457	99.6
Consumer Litigation-Related:
Post-settlement consumer loans	2,716	0.3	2,406	0.4
Structured settlement loans	—	—	16	—
Total Consumer Litigation-Related	2,716	0.3	2,422	0.4
Total Litigation-Related Loans	$838,555	100.0%	$614,879	100.0%

At December 31, 2024, our Litigation-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $838.6 million, or 60.0% of our total loan portfolio, compared to $614.9 million at December 31, 2023. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $85.0 million and $580.3 million, respectively, at December 31, 2024.

Litigation-Related post-settlement consumer loans increased $310 thousand to $2.7 million as of December 31, 2024, from $2.4 million as of December 31, 2023.

Loan Maturity.  The following table sets forth certain information at December 31, 2024 regarding the contractual maturity of our held for investment loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

		Commercial
December 31, 2024	Multifamily	Real Estate	1 – 4 Family	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$70,456	$1,714	$5,927	$609,524	$6,286	$693,907
More than one to five years	212,637	84,942	7,595	277,383	13,053	595,610
More than five to fifteen years	72,072	382	755	33,660	—	106,869
More than fifteen years	—	—	388	—	—	388
Total	$355,165	$87,038	$14,665	$920,567	$19,339	$1,396,774

The following table sets forth fixed and adjustable-rate held for investment loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Multifamily	$262,987	$21,722	$284,709
Commercial real estate	77,817	7,507	85,324
1 – 4 family	8,711	27	8,738
Commercial	53,986	257,057	311,043
Consumer	5,041	8,012	13,053
Total	$408,542	$294,325	$702,867

At December 31, 2024, substantially all of our $920.6 million commercial loans are variable rate and tied to prime, comprising approximately 66% of our loan portfolio. Additionally, approximately 90% of our commercial loans have interest rate floor protection as of December 31, 2024.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2024 and 2023, we did not have any foreclosed assets.

At December 31, 2024 and 2023, we had one multifamily loan classified as substandard and placed on nonaccrual totaling $10.9 million, primarily due to the property owners decisions resulting in excessive vacancy in an area where the average vacancy is minimal. Management recently had these properties appraised and noted that no specific reserve was necessary.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$10,940	$10,940
Commercial real estate	—	—
1 – 4 family	—	—
Commercial	—	—
Consumer	—	—
Total nonaccrual loans	10,940	10,940
Other real estate owned	—	—
Loans past due 90 days and still accruing	—	69
Total nonperforming assets	$10,940	$11,009

Total loans held for investment(1)	$1,397,021	$1,207,413
Total assets	$1,892,503	$1,616,876
Allowance for credit losses	$20,979	$16,631
Total nonaccrual loans to total loans	0.78%	0.91%
Total nonperforming assets to total assets	0.58%	0.68%
Allowance for credit losses to nonaccrual loans	192%	152%
Allowance for credit losses to nonperforming loans	192%	152%
Allowance for credit losses to total loans at end of the period(1)	1.50%	1.38%
(1)	Loans are presented before the allowance for credit losses and include net deferred loan fees and unearned premiums.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Allowance at beginning of year	$16,631	$12,223	$9,076
Impact of CECL adoption	—	283	—
Provision for credit losses	4,700	4,525	3,490

Charge-offs:
Multifamily	—	—	178
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Commercial	—	5	64
Consumer	390	439	150
Total charge-offs	390	444	392

Recoveries:
Multifamily	—	—	17
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Commercial	—	—	32
Consumer	38	44	—
Total recoveries	38	44	49
Allowance at end of year	$20,979	$16,631	$12,223

The following table presents average loans and credit loss experience for the periods indicated.

	Years Ended December 31,
	2024			2023
			Net			Net
			Charge-offs			Charge-offs
	Average	Net	to Average	Average	Net	to Average
	Loans (1)	Charge-offs	Loans	Loans (1)	Charge-offs	Loans

	(Dollars in thousands)
Multifamily	$349,360	$—	—%	$304,848	$—	—%
Commercial real estate	88,272	—	—	90,735	—	—
1 – 4 family	15,898	—	—	22,109	—	—
Commercial	786,534	—	—	621,730	5	0.00
Consumer	18,698	352	1.88	13,477	395	2.93
Total	$1,258,762	$352	0.03%	$1,052,899	$400	0.04%

(1)	Excludes net deferred loan fees and unearned premiums.

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

	December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Credit	Each		for Credit	Each
	Allowance	Losses to	Category	Allowance	Losses to	Category
	for Credit	Total	to Total	for Credit	Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Multifamily	$5,116	24.4%	25.4%	$3,236	19.5%	28.8%
Commercial real estate	691	3.3	6.2	823	4.9	7.4
1 – 4 family	52	0.2	1.1	58	0.3	1.5
Commercial	14,283	68.1	65.9	12,056	72.5	61.1
Consumer	837	4.0	1.4	458	2.8	1.2
Total allocated allowance	$20,979	100.0%	100.0%	$16,631	100.0%	100.0%

Loans rated special mention totaled $4.0 million as of December 31, 2024, comparable to the same period in 2023. Loans rated substandard totaled $10.9 million as of December 31, 2024, comparable to the same period in 2023, driven by one nonaccrual multifamily loan. Our special mention and substandard loans as a percentage of loans was 0.3% and 0.8% as of December 31, 2024, respectively, and 0.3% and 0.9% as of December 31, 2023, respectively. The allowance for credit losses as a percentage of loans was 1.50% and 1.38% as of December 31, 2024 and 2023, respectively. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and the qualitative factors associated with the current uncertain economic environment including, but not limited to, its potential impact on the New York metro commercial real estate market.

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

Debt Securities Portfolio

At December 31, 2024 and 2023, all debt securities available-for-sale were carried at fair value and we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity. Securities available-for-sale totaled $241.7 million at December 31, 2024, as compared to $122.1 million at December 31, 2023, as management deployed excess liquidity into securities. Securities held-to-maturity totaled $68.7 million at December 31, 2024, as compared to $77.0 million at December 31, 2023, due to paydowns and portfolio amortization.

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at December 31, 2024.

As of December 31, 2024 and December 31, 2023, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made as we have no tax free interest earning assets.

	December 31, 2024
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available-for-sale:
Mortgage backed securities-agency	$—	—%	$4,403	3.23%	$5,675	3.57%	$92,931	1.89%	$103,009	2.04%
Collateralized mortgage obligations-agency	—	—	—	—	1,286	2.43	157,156	5.04	158,442	5.01
Total securities available-for-sale	$—	—%	$4,403	3.23%	$6,961	3.36%	$250,087	3.87%	$261,451	3.84%

Securities held-to-maturity:
Collateralized mortgage obligations-agency	$—	—%	$—	—%	$—	—%	$68,660	3.00%	$68,660	3.00%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$68,660	3.00%	$68,660	3.00%

Deposits

Total deposits increased $234.9 million, or 16.7%, to $1.64 billion at December 31, 2024 from $1.41 billion at December 31, 2023. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $1.63 billion at December 31, 2024, or 99.1% of total deposits at that date. Certificates of deposit totaled $14.1 million at December 31, 2024, or 0.9% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Years Ended December 31,
	2024			2023
	Average		Average	Average		Average
	Balance	Percent	Cost	Balance	Percent	Cost

	(Dollars in thousands)
Demand (noninterest bearing)	$510,868	34.78%	0.00%	$497,795	40.61%	0.00%
Savings, NOW and Money Market	945,899	64.39	1.36	715,004	58.32	1.07
Time	12,281	0.84	4.49	13,159	1.07	3.62
Total deposits	$1,469,048	100.00%	0.91%	$1,225,958	100.00%	0.66%

Our deposit strategy primarily focuses on developing full service branchless commercial banking relationships nationally with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. As of December 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000) was $463.9 million, or 28.2%, of our total Bank deposits of $1.64 billion, excluding $12.4 million of the Company’s deposits held by the Bank. Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. At December 31, 2024, our off-balance sheet sweeps funds totaled $554.4 million, of which $424.2 million, or 76.5%, was able to be swept on balance sheet as reciprocal client relationship money market deposits. Our deposit growth and off-balance sheet funds demonstrate our highly efficient branchless and technology enabled deposit platforms.

As of December 31, 2023, the aggregate amount of uninsured deposits was $381.6 million, or 27.1%, of our total Bank deposits of $1.41 billion, excluding $5.5 million of the Company’s deposits held by the Bank. As of December 31, 2024, the Company had approximately $979.0 million of law firm escrow (or trust) deposits with the majority of these law firms also having a commercial lending relationship with the Bank. Law firm escrow accounts, as well as other fiduciary deposit accounts, are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. The FDIC insured and uninsured deposited balances reflect management’s determination of settlement claims deposited as of period end. In addition, as of December 31, 2024, the aggregate amount of our uninsured certificates of deposit was $6.8 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2024.

December 31, 2024
(In thousands)
Maturing period:
Three months or less	$6,132
Over three months through six months	614
Over six months through twelve months	78
Over twelve months	—
Total	$6,824

Borrowings

At December 31, 2024, we had the ability to borrow a total of $431.7 million from the FHLB of New York. We also had a borrowing capacity with the FRB of New York discount window of $51.4 million. At December 31, 2024, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2024 and December 31, 2023.

Stockholders’ Equity

Total stockholders’ equity increased $38.5 million, or 19.4%, to $237.1 million at December 31, 2024, from $198.6 million at December 31, 2023. The increase for the year ended December 31, 2024 was primarily due to net income of $43.7 million and amortization of share-based compensation of $3.8 million, partially offset by dividends declared to common stockholders of $5.0 million, shares received related to tax withholding of $3.4 million, and other comprehensive loss of $1.1 million.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2024, 2023 and 2022. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net premium amortization and net deferred loan origination fees accounted for as yield adjustments. No tax-equivalent adjustments have been made as we have no tax exempt investments.

	Years Ended December 31,
	2024			2023			2022
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans held for investment	$1,258,914	$98,458	7.82%	$1,051,903	$81,188	7.72%	$844,393	$54,007	6.40%
Securities, includes restricted stock	265,714	8,636	3.25%	210,776	5,020	2.38%	204,501	4,161	2.03%
Securities purchased under agreements to resell	—	—	—	27,142	1,526	5.62%	49,273	1,251	2.54%
Interest earning cash and other	123,805	6,279	5.07%	85,454	4,154	4.86%	91,206	1,574	1.73%
Total interest earning assets	1,648,433	113,373	6.88%	1,375,275	91,888	6.68%	1,189,373	60,993	5.13%

NONINTEREST EARNING ASSETS	52,157			45,703			45,004

TOTAL AVERAGE ASSETS	$1,700,590			$1,420,978			$1,234,377

INTEREST BEARING LIABILITIES

Savings, NOW, money market deposits	$945,899	$12,889	1.36%	$715,004	$7,635	1.07%	$572,498	$1,488	0.26%
Time deposits	12,281	551	4.49%	13,159	476	3.62%	17,775	155	0.87%
Total deposits	958,180	13,440	1.40%	728,163	8,111	1.11%	590,273	1,643	0.28%
Borrowings	44	4	9.09%	46	4	8.70%	75	4	5.33%
Total interest bearing liabilities	958,224	13,444	1.40%	728,209	8,115	1.11%	590,348	1,647	0.28%

NONINTEREST BEARING LIABILITIES
Demand deposits	510,868			497,795			485,277
Other liabilities	14,755			18,210			12,043
Total noninterest bearing liabilities	525,623			516,005			497,320
Stockholders' equity	216,743			176,764			146,709

TOTAL AVG. LIABILITIES AND EQUITY	$1,700,590			$1,420,978			$1,234,377
Net interest income		$99,929			$83,773			$59,346
Net interest spread			5.48%			5.57%			4.85%
Net interest margin			6.06%			6.09%			4.99%
Deposits (including nonint. demand deposits)	$1,469,048	$13,440	0.91%	$1,225,958	$8,111	0.66%	$1,075,550	$1,643	0.15%

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

	Years Ended
	December 31,
	2024 vs. 2023
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$16,682	$588	$17,270
Securities, includes restricted stock	1,507	2,109	3,616
Securities purchased under agreements to resell	(1,526)	—	(1,526)
Interest earning cash and other	1,938	187	2,125
Total interest income	18,601	2,884	21,485

Interest paid on:
Savings, NOW, money market deposits	2,002	3,252	5,254
Time deposits	(33)	108	75
Total deposits	1,969	3,360	5,329
Borrowings	—	—	—
Total interest expense	1,969	3,360	5,329
Change in net interest income	$16,632	$(476)	$16,156

	Years Ended
	December 31,
	2023 vs. 2022
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$16,455	$10,726	$27,181
Securities, includes restricted stock	131	728	859
Securities purchased under agreements to resell	(746)	1,021	275
Interest earning cash and other	(105)	2,685	2,580
Total interest income	15,735	15,160	30,895

Interest paid on:
Savings, NOW, money market deposits	591	5,556	6,147
Time deposits	(50)	371	321
Total deposits	541	5,927	6,468
Borrowings	(2)	2	—
Total interest expense	539	5,929	6,468
Change in net interest income	$15,196	$9,231	$24,427

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General.  Net income increased $2.6 million, or 6.5%, to $43.7 million for the year ended December 31, 2024 from $41.0 million for the year ended December 31, 2023. The increase resulted from a $16.2 million increase in net interest income, partially offset by an increase in noninterest expense of $7.7 million and a decrease in noninterest income of $4.9 million.

Net Interest Income.  Net interest income increased $16.2 million, or 19.3%, to $99.9 million for the year ended December 31, 2024 from $83.8 million for the year ended December 31, 2023, due to a $21.5 million increase in interest income, partially offset by a $5.3 million increase in interest expense.

Our net interest margin decreased 3 basis points to 6.06% for the year ended December 31, 2024 from 6.09% for the year ended December 31, 2023. Our net interest margin was positively impacted by growth in higher yielding variable rate commercial loans and growth in lower-cost escrow or IOLTA deposits nationally. Interest earning asset yields  increased 20 basis points, primarily due to growth in higher yielding variable rate commercials loans and the cost of interest bearing liabilities increased 29 basis points, due to increases in short-term interest rates as well as management proactively increasing rates on IOLTA accounts in certain states where we operate. Interest earning asset growth was primarily funded by a $200.1 million, or 33.7%, increase in average IOLTA deposits to $793.7 million for the year ended December 31, 2024 from $593.6 million for the year ended December 31, 2023.

Interest Income.  Interest income increased $21.5 million, or 23.4%, to $113.4 million for the year ended December 31, 2024 from $91.9 million for the year ended December 31, 2023 and was attributable to an increase in loan, securities, interest earning cash and other. In early 2024, management elected to temper multifamily and commercial real estate loan growth in response to the economic environment and has ratably purchased short duration agency mortgage backed securities with commensurate risk adjusted yields, enhancing our liquidity while improving the securities to total assets ratio to 17%.

Loan interest income increased $17.3 million, or 21.3%, to $98.5 million for the year ended December 31, 2024 from $81.2 million for the year ended December 31, 2023. This increase was attributable to a $207.0 million, or 19.7%, increase in the average loan balance primarily due to growth in our higher yielding national litigation lending platform and, to a lesser extent, our regional multifamily loan portfolio as we tempered multifamily production as a matter of strategy in 2024, and a 10 basis point increase in loan yields to 7.82%. Our commercial loan platform drove a $15.1 million increase in interest income, of which $16.1 million was due to higher average loan balances, offset by a $933 thousand decrease due to a yield decrease of 15 basis points, driving a portfolio yield of 9.72%. Additionally, our multifamily platform contributed $3.1 million to the increase in interest income, of which, $1.8 million was due to increased volume and $1.2 million was due to a 38 basis point increase in yields, driving a portfolio yield of 4.29%. Approximately 66% of our loan portfolio is comprised of variable rate commercial loans tied to prime that were positively impacted by increases in short-term interest rates.

Securities interest income increased $3.6 million, or 72.0%, to $8.6 million for the year ended December 31, 2024 from $5.0 million for the year ended December 31, 2023. This increase was attributable to an 87 basis point increase in yields, driven by our investing strategy of deploying excess cash flow into short duration agency mortgage-backed securities while tempering our real estate lending, as well as a $54.9 million, or 26.1%, increase in average securities balances. The increase in securities income was comprised of a $2.1 million increase as a result of the increases in average rate and a $1.5 million increase due to increases in average balance.

Interest earning cash and other interest income increased $2.1 million, to $6.3 million for the year ended December 31, 2024 from $4.2 million for the year ended December 31, 2023. This increase was attributable to a 21 basis point increase in yields driven by the movement in short-term interest rates.

Securities purchased under agreements to resell interest income decreased $1.5 million, or 100.0%, to $0 for the year ended December 31, 2024 from $1.5 million for the year ended December 31, 2023. In the third quarter of 2023, management elected to close out its reverse repurchase agreements and reinvest these funds into higher yielding commercial loans.

Interest Expense. Interest expense increased $5.3 million, or 65.7%, to $13.4 million for the year ended December 31, 2024 from $8.1 million for the year ended December 31, 2023, primarily attributable to increases in average rate (primarily IOLTA) comprising $3.4 million of the increase and the remaining increase of $2.0 million (primarily IOLTA) attributable to average deposit balances. Average interest bearing deposit balances (primarily IOLTA) increased $230.0 million, or 31.6%, to $958.2 million, when compared to December 31, 2023. Our deposit cost-of-funds, excluding demand deposits, increased 29 basis points for the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to increases in short-term interest rates as well as management proactively increasing rates on IOLTA accounts in the various states we operate.

Provision for Credit losses.  Our provision for credit losses was $4.7 million for the year ended December 31, 2024 compared to $4.5 million for the year ended December 31, 2023. This increase was general reserve driven considering loan growth and qualitative factors associated with the current short-term interest rate environment as well as the current uncertain economic environment including, but not limited to, its potential impact on the New York metro multifamily commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Years Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$20,147	$21,450	$(1,303)	(6.1)%
ACH income	728	866	(138)	(15.9)
Total payment processing fees	20,875	22,316	(1,441)	(6.5)
Customer related fees, service charges and other:
Administrative service income	2,738	2,467	271	11.0
Net gain on equity investments	—	4,013	(4,013)	(100.0)
Other	1,282	955	327	34.2
Total customer related fees, service charges and other	4,020	7,435	(3,415)	(45.9)
Total noninterest income	$24,895	$29,751	$(4,856)	(16.3)%

Payment processing income was $20.9 million in 2024, a $1.4 million decrease when compared to 2023, primarily due to anticipated ISO attrition and changes in our overall merchant risk profile. Payment processing volumes and transactions for the credit and debit card processing platform increased $3.3 billion, or 10.0%, to $36.3 billion and transactions decreased 9.0 million, or 1.5%, to 603.7 million transactions, respectively, for the year ended December 31, 2024, as compared to the same period in 2023. We continue to focus on the expansion of sales channels through ISOs, prudently managing risk while focusing on new merchant originations, increasing overall volumes as well as risk profiles, and expanding our technology and other resources in this vertical. The Company utilizes proprietary and industry leading  customized technology to ensure card brand and regulatory compliance, supports multiple processing platforms, manages daily risk across 88,000 small business merchants in all 50 states, and performed commercial treasury clearing services for $36.3 billion in volume across 603.7 million transactions in 2024. Administrative service income increased $271 thousand, or 11.0%, to $2.7 million for the year ended December 31, 2024. Off-balance sheet sweep funds totaled $554.4 million at December 31, 2024, demonstrating the continued strength of our branchless core business model. Other income increased $327 thousand, or 34.2%, to $1.3 million primarily due to loan and other banking related fees. Net gain on equity investments decreased $4.0 million due to a nonrecurring gain on our Litify fintech investment in the first quarter of 2023. In 2023, Litify, Inc. (“Litify”) was reorganized into a partnership and an unrelated third party acquired a majority ownership in the reorganized entity. As an equity holder and party to the reorganization and sale transaction, a majority of the Company’s partnership interests were exchanged for cash and undiscounted noncash consideration of approximately $5.3 million. As a result, the Company recognized a gain on its investment of $4.0 million in 2023. In 2024, the Company received cash consideration resulting in a realized gain on its Litify investment of approximately $500 thousand, offset by an equity method loss of approximately $500 thousand recognized on its investment in a third party sponsored NFL consumer post settlement loan fund.

Noninterest Expense.  Noninterest expense information is as follows:

	Years Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$37,845	$32,481	$5,364	16.5%
Occupancy and equipment	4,093	3,363	730	21.7
Professional and consulting services	3,824	5,447	(1,623)	(29.8)
FDIC and regulatory assessments	943	793	150	18.9
Advertising and marketing	3,514	1,823	1,691	92.8
Travel and business relations	966	985	(19)	(1.9)
Data processing	6,660	5,165	1,495	28.9
Other operating expenses	2,998	3,060	(62)	(2.0)
Total noninterest expense	$60,843	$53,117	$7,726	14.5%

Employee compensation and benefits costs increased due to the full year’s impact of key hires (throughout 2023) to support future growth and excellence in client service as well as the impact of year end salary increases, bonuses, incentive pay to BDOs, and stock-based compensation increases. During 2024, we experienced the full year impact of our 2023 key hires including, but not limited to, our regional senior BDOs, sales support, lending underwriting/lending support, and risk management staffing initiatives. Advertising and marketing costs increased as we continued to advance our digital marketing platform across our commercial litigation platform nationally, expand our thought leadership in this national vertical, and directly support our regional BDOs with targeted ABM campaigns. Data processing costs increased due to increases in core banking processing volumes and additional costs related to enhanced risk management systems and other technology implementations. Occupancy and equipment costs increased due to amortization of internally developed software to support our digital marketing and risk management platforms and additional office space to support growth. Professional services costs decreased primarily due to our 2023 hiring initiatives noted above and related costs associated with the executive search firm utilized. Our investment in current resources has and will continue to support our future growth.

Income Tax Expense.  We recorded income tax expense of $15.6 million for the year ended December 31, 2024, reflecting an effective tax rate of 26.4%, compared to $14.9 million, or an effective tax rate of 26.6%, for the year ended December 31, 2023.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2024.

	December 31,
	2024
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$138,337	$17,833
200	131,932	11,428
100	125,290	4,786
0	120,504	—
-100	115,994	(4,510)
-200	110,919	(9,585)
-300	105,406	(15,098)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2024.

	December 31,
	2024
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$447,969	$47,121
200	434,630	33,782
100	418,066	17,218
0	400,848	—
-100	376,828	(24,020)
-200	345,119	(55,729)
-300	307,948	(92,900)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024 and 2023, cash and cash equivalents totaled $126.3 million and $165.2 million, respectively.

At December 31, 2024, through pledging of our securities and certain loans, we had the ability to borrow a total of  $431.7 million from the FHLB of New York and $54.9 million from the FRB of New York discount window. At December 31, 2024, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2024.

At December 31, 2024, our off-balance sheet sweeps funds totaled $554.4 million, of which $424.2 million, or 76.5%, was able to be swept on balance sheet as reciprocal client relationship deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.05 billion at December 31, 2024, or 64.0% of total deposits, creating a highly liquid and unlevered balance sheet

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, other correspondent bank lines or obtain additional funds through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At December 31, 2024 and 2023, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis. At December 31, 2024, Esquire Bank was classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2024
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.92%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.67%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.67%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.70%

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

ITEM 8.    Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Allowance for Credit Losses – Qualitative Factor Adjustments

Management estimates a quantitative component of the allowance for credit losses for loans utilizing a static pool methodology in which expected credit losses are calculated by leveraging the Company’s historical loss rates on a pool of loans over a period equal to the weighted average remaining life of the portfolio segment. The Company incorporates reasonable and supportable forecasts and adjustments for differences in current loan-specific risk characteristics as qualitative factor adjustments to arrive at the Company’s overall estimate of current expected credit losses within the loan portfolio. The determination of qualitative factor adjustments involves significant judgment and the use of subjective measurement by management.

We identified auditing the qualitative factor adjustments as a critical audit matter because of the higher degree of auditor effort and judgment required to evaluate management's judgments and significant assumptions applied in the determination of qualitative factor adjustments.

The primary procedures we performed to address this critical audit matter were comprised of testing the effectiveness of controls over the evaluation of the qualitative factors, including controls addressing (i) management’s reconciliation and testing of significant data inputs into the qualitative models and (ii) management’s review and approval of the qualitative factors, including significant assumptions and judgments pertaining to the qualitative factor adjustments, as well as substantively testing management’s process related to the determination of qualitative factor adjustments within the allowance for credit losses, which included (i) reconciling and testing the significant data inputs, including their relevance and reliability,  (ii) evaluating the reasonableness of management’s significant assumptions and judgments pertaining to the qualitative factor adjustments, including conformance with management’s policies, and (iii) evaluating the overall reasonableness of the allowance for credit losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2006.

Livingston, New Jersey

March 17, 2025

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$126,329	$165,209
Securities available-for-sale, at fair value	241,746	122,107
Securities held-to-maturity, at cost (fair value of $60,931 and $69,116, at December 31, 2024 and December 31, 2023, respectively)	68,660	77,001
Securities, restricted, at cost	3,034	2,928

Loans held for investment	1,397,021	1,207,413
Less: allowance for credit losses	(20,979)	(16,631)
Loans, net of allowance	1,376,042	1,190,782
Premises and equipment, net	2,436	2,602
Accrued interest receivable	10,124	9,130
Deferred tax assets, net	13,129	11,625
Other assets	51,003	35,492
Total assets	$1,892,503	$1,616,876

Liabilities:
Deposits:
Demand	$497,958	$473,274
Savings, NOW and money market	1,130,174	926,264
Time	14,104	7,761
Total deposits	1,642,236	1,407,299

Accrued expenses and other liabilities	13,173	11,022
Total liabilities	1,655,409	1,418,321

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,473,651 and 8,361,185 shares issued, respectively; and 8,354,753 and 8,287,848 shares outstanding, respectively	85	84
Additional paid-in capital	104,052	99,713
Retained earnings	152,932	114,261
Accumulated other comprehensive loss	(14,287)	(13,235)
Treasury stock at cost (118,898 and 73,337 shares, respectively)	(5,688)	(2,268)
Total stockholders’ equity	237,094	198,555
Total liabilities and stockholders’ equity	$1,892,503	$1,616,876

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest income:
Loans held for investment	$98,458	$81,188	$54,007
Securities, includes restricted stock	8,636	5,020	4,161
Securities purchased under agreements to resell	—	1,526	1,251
Interest earning cash and other	6,279	4,154	1,574
Total interest income	113,373	91,888	60,993

Interest expense:
Savings, NOW and money market deposits	12,889	7,635	1,488
Time deposits	551	476	155
Borrowings	4	4	4
Total interest expense	13,444	8,115	1,647

Net interest income	99,929	83,773	59,346
Provision for credit losses	4,700	4,525	3,490
Net interest income after provision for credit losses	95,229	79,248	55,856

Noninterest income:
Payment processing fees	20,875	22,316	21,944
Administrative service income	2,738	2,467	2,534
Net gain on equity investments	—	4,013	—
Customer related fees, service charges and other	1,282	955	359
Gain on loans held for sale	—	—	88
Total noninterest income	24,895	29,751	24,925

Noninterest expense:
Employee compensation and benefits	37,845	32,481	25,774
Occupancy and equipment	4,093	3,363	3,236
Professional and consulting services	3,824	5,447	3,376
FDIC and regulatory assessments	943	793	558
Advertising and marketing	3,514	1,823	1,462
Travel and business relations	966	985	566
Data processing	6,660	5,165	4,222
Other operating expenses	2,998	3,060	2,786
Total noninterest expense	60,843	53,117	41,980

Net income before income taxes	59,281	55,882	38,801
Income tax expense	15,623	14,871	10,283

Net income	$43,658	$41,011	$28,518

Earnings per share
Basic	$5.58	$5.31	$3.73
Diluted	$5.14	$4.91	$3.47

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$43,658	$41,011	$28,518
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(1,450)	2,595	(19,661)
Tax effect	398	(713)	5,394
Total other comprehensive (loss) income	(1,052)	1,882	(14,267)
Total comprehensive income	$42,606	$42,893	$14,251

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at January 1, 2022	—	8,088,846	$—	$81	$93,611	$51,460	$(850)	$(567)	$143,735
Net income	—	—	—	—	—	28,518	—	—	28,518
Other comprehensive loss	—	—	—	—	—	—	(14,267)	—	(14,267)
Exercise of stock options, net of repurchases (11,912 shares)	—	39,919	—	—	333	—	—	—	333
Restricted stock grants, net of forfeitures (13,750 shares)	—	74,970	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	2,444	—	—	—	2,444
Cash dividends declared to common stockholders ($0.28 per share)	—	—	—	—	—	(2,266)	—	—	(2,266)
Shares received related to tax withholding	—	(8,402)	—	—	—	—	—	(339)	(339)
Balance at December 31, 2022	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Cumulative change in accounting principle (Note 1)	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	41,011	—	—	41,011
Other comprehensive income	—	—	—	—	—	—	1,882	—	1,882
Exercise of stock options, net of repurchases (11,142 shares)	—	26,272	—	1	109	—	—	—	110
Restricted stock grants	—	96,872	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	3,218	—	—	—	3,218
Cash dividends declared to common stockholders ($0.475 per share)	—	—	—	—	—	(3,894)	—	—	(3,894)
Shares received related to tax withholding	—	(22,629)	—	—	—	—	—	(1,076)	(1,076)
Purchase of common stock	—	(8,000)	—	—	—	—	—	(286)	(286)
Balance at December 31, 2023	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	43,658	—	—	43,658
Other comprehensive loss	—	—	—	—	—	—	(1,052)	—	(1,052)
Exercise of stock options, net of repurchases (15,918 shares)	—	90,874	—	1	504	—	—	—	505
Restricted stock grants, net of forfeitures (3,200 shares)	—	21,592	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,835	—	—	—	3,835
Cash dividends declared to common stockholders ($0.60 per share)	—	—	—	—	—	(4,987)	—	—	(4,987)
Shares received related to tax withholding	—	(45,561)	—	—	—	—	—	(3,420)	(3,420)
Balance at December 31, 2024	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$43,658	$41,011	$28,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,700	4,525	3,490
Depreciation and amortization of premises and equipment	880	707	703
Stock compensation expense	3,835	3,218	2,444
Net gain on equity investments	—	(4,013)	—
Gain on loans held for sale	—	—	(88)
Deferred tax benefit	(1,106)	(2,551)	(1,333)
Net amortization (accretion):
Securities	430	429	537
Loans	(484)	(1,291)	(1,054)
Right of use asset	572	567	466
Software	1,835	1,263	1,380
Changes in other assets and liabilities:
Accrued interest receivable	(994)	(3,362)	(1,571)
Other assets	(11,091)	794	3,184
Operating lease liability	(721)	(627)	(561)
Accrued expenses and other liabilities	698	1,731	2,682
Net cash provided by operating activities	42,212	42,401	38,797
Cash flows from investing activities:
Net change in loans	(189,476)	(259,227)	(162,067)
Net change in securities purchased under agreements to resell	—	49,567	704
Purchases of securities available-for-sale	(157,862)	(22,820)	(1,739)
Purchases of securities held-to-maturity	—	(5,978)	(84,092)
Principal repayments on securities available-for-sale	36,447	12,249	20,761
Principal repayments on securities held-to-maturity	8,237	7,253	5,610
Purchases of securities, restricted	(106)	(118)	(130)
Payoff of loans held for sale	—	—	688
Proceeds from equity investment	1,467	6,674	—
Purchase of equity investment	(3,824)	—	—
Purchases of premises and equipment	(714)	(605)	(73)
Development of capitalized software	(2,435)	(2,399)	(1,163)
Net cash used in investing activities	(308,266)	(215,404)	(221,501)
Cash flows from financing activities:
Net increase in deposits	234,937	179,063	199,827
Decrease in borrowings	(2)	(2)	(2)
Exercise of stock options, net of repurchases	505	110	333
Tax withholding payments for vested equity awards	(3,420)	(1,076)	(339)
Cash dividends paid to common stockholders	(4,846)	(3,719)	(2,149)
Purchase of common stock	—	(286)	—
Net cash provided by financing activities	227,174	174,090	197,670
(Decrease) increase in cash and cash equivalents	(38,880)	1,087	14,966
Cash and cash equivalents at beginning of the period	165,209	164,122	149,156
Cash and cash equivalents at end of the period	$126,329	$165,209	$164,122

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,430	$8,134	$1,618
Taxes	18,002	17,587	8,654
Noncash transactions:
Dividends declared but not paid	141	175	117
Exchange of noncash instruments	(300)	1,750	—
Right of use asset obtained in exchange for lease liability	2,035	—	383
Cumulative change in accounting principle (Note 1)	—	(568)	—
Contribution of loans held for sale in exchange for an equity interest in a variable interest entity	—	—	13,500

See accompanying notes to consolidated financial statements.

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

Securities Purchased Under Agreements to Resell

The Company may enter into purchases of securities under agreements to resell identical securities which consist of mortgage loans that meet the GNMA pooling qualifications. The cash advanced to the counterparty are reflected as assets on the Statement of Financial Condition and are accounted for at cost. The Company obtains possession of securities collateral with a market value equal to or in excess of the principal amount loaned under the resell agreement and has the right to request additional collateral, based on its daily monitoring of the fair value of the securities.

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

Allowance for credit losses on securities held-to-maturity

The Company pools securities held-to-maturity based on shared risk characteristics with losses estimated assuming future cash flows not expected to be collected. For securities held-to-maturity with no historical losses, the Company can rely on external data. For example, credit rating agencies’ loss data and default rates can be utilized on specific bonds with associated grades. Agency rating changes can be incorporated along with current and forecasted conditions to determine the allowance for credit losses associated with securities held-to-maturity. All of the Company’s securities held-to-maturity are agency backed securities and have no expected credit losses under current conditions and reasonable and supportable forecasts. Factors considered in management’s expectation of no expected credit losses in the securities held-to-maturity portfolio are the explicit guarantee by a sovereign government, long history of no credit losses, and consistent high credit rating by rating agencies. The Company’s securities held-to-maturity are either explicitly or implicitly guaranteed by the U.S. government agencies, are highly rated by major ratings agencies, and have a long history of no credit losses. Accordingly, there was no allowance for credit losses on securities held-to-maturity as of December 31, 2024.

Allowance for credit losses on securities available-for-sale

For securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of the expected cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. All of the Company’s securities available-for-sale have no expected credit losses under current conditions and reasonable and supportable forecasts. Accordingly, there was no allowance for credit losses on securities available-for-sale as of December 31, 2024.

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

In calculating the allowance for credit losses, the Company assesses whether financial assets share similar risk characteristics. If similar risk characteristics exist, management must measure expected credit losses of financial assets on a collective (pool) basis, considering the risk associated with the designated pool. If similar risk characteristics do not exist based on various factors, management must measure the financial asset for expected credit losses on an individual basis.  Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If the Company determines that foreclosure of the collateral is probable, or that the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, the Company measures expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. The fair value of the collateral is adjusted for estimated costs to sell the collateral in instances where the repayment of the loan is dependent on the sale of the collateral.

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

Internal-Use Software

Implementation costs with respect to internal-use software are capitalized once the project stage is complete.  Project stage includes determining the performance requirements, strategic decisions related to allocation of resources, determining the technology needed to achieve performance requirements, selection of vendors, and other items.  Costs during the project stage are expensed as incurred. Once the internal-use software is placed into operation, capitalized software costs are amortized using the straight-line method over three to five years. Internal use-software assets totaled $4,121 and $2,880, net of accumulated amortization, as of December 31, 2024 and 2023, respectively, and are included within Other assets on the Consolidated Statements of Financial Condition. The related software amortization totaled $1,835 and $1,263, for the years ended December 31, 2024 and 2023, respectively, and are included within Occupancy and equipment on the Consolidated Statements of Income.

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

Investment in Variable Interest Entities

The Company has invested in variable interest entities (“VIEs”) where the investments are considered a significant variable interest in the VIEs, but the Company does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. Therefore, the Company is not considered the primary beneficiary of the VIEs and does not consolidate the entities in the Company’s financial statements. The Company’s maximum exposure to loss is limited to the carrying amount of its investment and accounted for under the equity method which is presented within Other assets on the Consolidated Statements of Financial Condition.

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a VIE in exchange for a nonvoting interest valued at $13,500 where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. Gains or losses on this investment are the result of changes in projected cash flows from the VIE’s loan portfolio based on expected claim settlements. The Company recognized an equity method loss of $500 and $1,300 on its investment in 2024 and 2023, respectively, due to extending the expected maturity of settlements. As of December 31, 2024, the investment’s carrying amount was $9,405 with a remaining life of 4.3 years, and a carrying amount of $10,634 as of December 31, 2023.

During 2024, the Company closed on an investment in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. In 2024, the Company did not recognize an equity method gain or loss on its investment and the carrying amount was $4,424 as of December 31, 2024.

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

At December 31, 2024, no equity-based compensation had vesting conditions linked to the performance of the Company or market conditions.

Segment Reporting

The Company’s operations are exclusively in the financial services industry where it focuses on community banking. The Chief Executive Officer is designated the chief operating decision maker (“CODM”) who evaluates the Company’s performance and allocates resources based on the Company being one operating segment, that of community banking. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results as reflected in these statements. In the opinion of management, the Company does not have any other reportable segments as defined by Accounting Standards Codification (“ASC”) Topic 280, “Disclosure about Segments of an Enterprise and Related Information.”

Reclassifications

There have been no reclassifications to prior year amounts to conform to their current presentation.

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

Standards Adopted in 2023

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

Standards Adopted in 2024

In 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The adoption of this standard did not have material effect on the Company’s consolidated financial statements.

Standards That Have Not Yet Been Adopted

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

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$103,009	$—	$(17,057)	$85,952
Collateralized mortgage obligations ("CMOs") – agency	158,442	271	(2,919)	155,794
Total available-for-sale	$261,451	$271	$(19,976)	$241,746

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$68,660	$—	$(7,729)	$60,931
Total held-to-maturity	$68,660	$—	$(7,729)	$60,931

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$107,396	$6	$(16,392)	$91,010
CMOs – agency	32,966	264	(2,133)	31,097
Total available-for-sale	$140,362	$270	$(18,525)	$122,107

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$77,001	$9	$(7,894)	$69,116
Total held-to-maturity	$77,001	$9	$(7,894)	$69,116

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

There were no sales or calls of securities in 2024, 2023 and 2022.

At December 31, 2024, securities having a fair value of $249,636 were pledged to the FHLB for borrowing capacity totaling $232,343. At December 31, 2023 securities having a fair value of $131,536 were pledged to the FHLB for borrowing capacity totaling $125,709. At December 31, 2024 and 2023, the Company had no outstanding FHLB advances.

At December 31, 2024, securities having a fair value of $53,040 were pledged to the FRB of New York for borrowing capacity totaling $51,363. At December 31, 2023, securities having a fair value of $59,687 were pledged to the FRB of New York for borrowing capacity totaling $57,970. At December 31, 2024 and 2023, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position, as of December 31:

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$6,341	$(84)	$79,610	$(16,973)	$85,951	$(17,057)
CMOs – agency	94,642	(998)	10,729	(1,921)	105,371	(2,919)
Total available-for-sale	$100,983	$(1,082)	$90,339	$(18,894)	$191,322	$(19,976)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)
Total held-to-maturity	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$3,143	$(17)	$86,082	$(16,375)	$89,225	$(16,392)
CMOs – agency	—	—	13,176	(2,133)	13,176	(2,133)
Total available-for-sale	$3,143	$(17)	$99,258	$(18,508)	$102,401	$(18,525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)
Total held-to-maturity	$—	$—	$63,739	$(7,894)	$63,739	$(7,894)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at December 31, 2024.

As of December 31, 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

Accrued interest receivable on securities totaling $1,066 at December 31, 2024 and $515 at December 31, 2023, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows at December 31:

	2024	2023
Real estate:
Multifamily	$355,165	$348,241
Commercial real estate	87,038	89,498
1 – 4 family	14,665	17,937
Total real estate	456,868	455,676
Commercial	920,567	737,914
Consumer	19,339	14,491
Total loans held for investment	1,396,774	1,208,081
Deferred fees and unearned premiums, net	247	(668)
Allowance for credit losses	(20,979)	(16,631)
Loans held for investment, net	$1,376,042	$1,190,782

The following tables present the activity in the allowance for credit losses by class for the years ending December 31, 2024 and 2023, under the CECL methodology, and 2022 under the incurred loss methodology:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total
December 31, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	1,880	(132)	(6)	2,227	731	4,700
Recoveries	—	—	—	—	38	38
Loans charged-off	—	—	—	—	(390)	(390)
Total ending allowance balance	$5,116	$691	$52	$14,283	$837	$20,979

December 31, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	514	1	283
Provision (credit) for credit losses	1,211	(90)	(3)	2,902	505	4,525
Recoveries	—	—	—	—	44	44
Loans charged-off	—	—	—	(5)	(439)	(444)
Total ending allowance balance	$3,236	$823	$58	$12,056	$458	$16,631

December 31, 2022
Allowance for credit losses:
Beginning balance	$1,789	$552	$285	$6,319	$131	$9,076
Provision (credit) for credit losses	389	470	(93)	2,358	366	3,490
Recoveries	17	—	—	32	—	49
Loans charged-off	(178)	—	—	(64)	(150)	(392)
Total ending allowance balance	$2,017	$1,022	$192	$8,645	$347	$12,223

As of December 31, 2024 and 2023, there was one multifamily collateral dependent loan secured by real estate totaling $10,940 with no associated specific reserve on the Consolidated Statement of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of December 31, 2024 and 2023:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$344,225	$355,165
Commercial real estate	—	—	—	—	—	87,038	87,038
1 – 4 family	—	—	—	—	—	14,665	14,665
Commercial	—	2	—	—	2	920,565	920,567
Consumer	—	—	—	—	—	19,339	19,339
Total	$—	$2	$—	$10,940	$10,942	$1,385,832	$1,396,774

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2023
Multifamily	$—	$—	$—	$10,940	$10,940	$337,301	$348,241
Commercial real estate	—	—	—	—	—	89,498	89,498
1 – 4 family	—	—	—	—	—	17,937	17,937
Commercial	—	—	—	—	—	737,914	737,914
Consumer	24	41	69	—	134	14,357	14,491
Total	$24	$41	$69	$10,940	$11,074	$1,197,007	$1,208,081

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	December 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Multifamily:
Pass	$26,687	$104,953	$26,657	$107,510	$22,996	$55,583	$—	$—	$344,386
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,687	104,953	26,657	107,510	33,936	55,583	—	—	355,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,823	—	—	12,846	—	—	14,669
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,823	—	—	12,846	—	—	14,669
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	59,298	41,051	17,473	2,167	239	378	792,851	3,240	916,697
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	59,298	41,051	17,473	2,167	239	378	796,838	3,240	920,684
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Current period gross charge-offs	—	38	352	—	—	—	—	—	390

Total:
Pass	90,070	153,008	105,858	119,992	25,245	82,271	802,410	3,240	1,382,094
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$90,070	$153,008	$105,858	$119,992	$36,185	$82,271	$806,397	$3,240	$1,397,021
Total current period gross charge-offs	$—	$38	$352	$—	$—	$—	$—	$—	$390

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Revolving-Term	Total
Multifamily:
Pass	$105,175	$29,116	$109,919	$23,512	$22,155	$47,566	$—	$—	$337,443
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	105,175	29,116	109,919	34,452	22,155	47,566	—	—	348,383
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,401	58,552	10,560	1,757	5,651	9,515	—	—	89,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	1,861	—	—	4,296	11,776	—	—	17,933
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,861	—	—	4,296	11,776	—	—	17,933
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	43,500	59,203	9,212	489	—	465	615,177	5,024	733,070
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	43,500	59,203	9,212	489	—	465	619,165	5,024	737,058
Current period gross charge-offs	—	—	—	—	—	5	—	—	5

Consumer:
Pass	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,414	5,397	56	358	1,106	32	2,240	—	14,603
Current period gross charge-offs	—	324	25	90	—	—	—	—	439

Total:
Pass	157,490	154,129	129,747	26,116	33,208	69,354	617,417	5,024	1,192,485
Special Mention	—	—	—	—	—	—	3,988	—	3,988
Substandard	—	—	—	10,940	—	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$157,490	$154,129	$129,747	$37,056	$33,208	$69,354	$621,405	$5,024	$1,207,413
Total current period gross charge-offs	$—	$324	$25	$90	$—	$5	$—	$—	$444

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the years ended December 31, 2024, 2023 and 2022, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company. There were no related party loans during 2024. Related party loans with a balance of $4,030 as of December 31, 2022, paid off in 2023.

Pledged Loans

At December 31, 2024, loans totaling $297,843 were pledged to the FHLB of New York for borrowing capacity totaling $199,357. At December 31, 2023, loans totaling $222,398 were pledged to the FHLB of New York for borrowing capacity totaling $158,538.

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2024	2023
Leasehold improvements	$3,617	$3,073
Furniture, fixtures and equipment	5,143	4,973
	8,760	8,046
Less: accumulated depreciation and amortization	6,324	5,444
Total premises and equipment, net	$2,436	$2,602

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment in the Consolidated Statements of Income, was $880, $707 and $703 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 5 — Deposits

The contractual maturities of certificates of deposit as of December 31, 2024, are as follows:

Total
2025	$13,386
2026	718
Total	$14,104

As of December 31, 2024 and 2023, certificates of deposit greater than $250 were $9,324 and $872, respectively. Certificates of deposit include deposits insured through the certificates of deposit account registry service (“CDARS”) totaling $2,101 and $4,334 as of December 31, 2024 and 2023, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2024 and 2023 were $8,673 and $2,564, respectively.

NOTE 6 — Borrowings

The Company had a secured borrowing of $42 and $44 as of December 31, 2024 and 2023, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2024 and 2023, we had the ability to borrow a total of $431,700 and $284,247, respectively, from the FHLB of New York. We also had a borrowing capacity with the FRB of New York discount window of $51,363 and $57,970 at December 31, 2024 and 2023, respectively. These borrowings are collateralized by loans and securities. At

December 31, 2024 and 2023, we also had lines of credit with other financial institutions totaling $17,500 and $17,500, respectively. No amounts were outstanding on any of the aforementioned lines as of December 31, 2024 and 2023.

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

	Years Ended December 31,
	2024	2023	2022
Payment processing fees:
Payment processing income	$20,147	$21,450	$21,101
ACH income	728	866	843
Total payment processing fees	20,875	22,316	21,944
Customer related fees, service charges and other:
Administrative service income	2,738	2,467	2,534
Net gain on equity investments (1)	—	4,013	—
Gain on loans held for sale (1)	—	—	88
Other	1,282	955	359
Total customer related fees, service charges and other	4,020	7,435	2,981
Total noninterest income	$24,895	$29,751	$24,925

(1)	Represents a valuation adjustment, not within the scope of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or ISO business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the FRB for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (QSFs), which are funds from settled mass torts and class action lawsuits. Our performance obligations with the QSFs are outlined in court approved orders which includes ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, asset management fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31:

	2024	2023	2022
Current:
Federal expense	$12,889	$13,066	$8,795
State and city expense	3,839	4,356	2,821
Total current tax expense	16,728	17,422	11,616

Deferred:
Federal benefit	(1,097)	(1,874)	(807)
State and city benefit	(8)	(677)	(526)
Total deferred tax benefit	(1,105)	(2,551)	(1,333)
Income tax expense	$15,623	$14,871	$10,283

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate at December 31:

	2024	2023	2022
Federal tax expense at statutory rate	$12,449	$11,735	$8,148
State and local income taxes, net of federal income tax benefit	2,878	2,867	1,948
Incentive stock options	114	95	63
Stock-based compensation excess tax benefit	(770)	(356)	(317)
Research and development tax credits	(150)	(150)	(100)
Other	1,102	680	541
Income tax expense	$15,623	$14,871	$10,283

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$—	$71
Stock based compensation	1,469	1,271
Allowance for credit losses	5,541	4,535
Deferred loan fees, net	—	191
Unrealized loss on securities available-for-sale	5,419	5,020
Other	2,565	1,957
Total deferred tax assets	14,994	13,045
Deferred tax liabilities:
Fixed assets	(1,736)	(1,316)
Investment in partnership	(45)	(104)
Deferred loan fees, net	(84)	—
Total deferred tax liabilities	(1,865)	(1,420)
Deferred tax asset, net	$13,129	$11,625

The Company no longer has New York state and city net operating loss carryforwards as of December 31, 2024.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2024 and 2023, will be realized.

The Company does not have any unrecognized tax benefits at December 31, 2024 and 2023, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022. The Company is subject to U.S. federal income tax as well as income tax in 10 state and local jurisdictions. The Company is no longer subject to examination by taxing authorities for years before 2022.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. The Company matched 100% of employee contributions up to 2% of their salary, resulting in total expenses of $345, $276 and $218 in 2024, 2023 and 2022, respectively.

Share Based Payment Plans

The Company issues incentive and non-statutory stock options and restricted stock awards to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

The 2019 Equity Incentive Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock. As of December 31, 2024, 36 shares remain available for grant.

The 2021 Equity Incentive Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock.  As of December 31, 2024, a total of 43 shares remain available for grant under the 2021 Equity Incentive Plan of which 43 can be granted as restricted shares.

The 2024 Equity Incentive Plan authorizes the issuance of up to 500,000 shares of the Company’s common stock pursuant to grants of  stock options, restricted stock and restricted stock units, of which: (i) no more than 500,000 shares may be granted as stock options, and (ii) no more than 400,000 shares may be granted as restricted stock awards and restricted stock units, except as set forth in the following sentence. If restricted stock or restricted stock units are granted in excess of the 400,000 limit, for each such share of restricted stock or restricted stock unit so granted, the remaining shares available for grant from the share reserve shall be reduced by three (3) for each one (1) share of restricted stock or restricted stock unit that is granted in excess of such limit. As of December 31, 2024, a total of 476,325 shares remain available for grant under the 2024 Equity Incentive Plan of which 400,000 can be granted as restricted shares.

Under the plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest over three or five years and have ten-year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the plans). Restricted shares are granted at the fair value on the date of grant and vest over five years with a third vesting after years three, four, and five, or six years with a third vesting after years four, five, and six. Restricted shares have the same voting rights as common stock and nonvested restricted shareholders do not have rights to the accrued dividends until vested.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.16%	3.94%	3.67%
Expected term	84 months	84 months	84 months
Expected stock price volatility	30.1%	32.0%	26.5%
Dividend yield	0.82%	1.29%	1.01%
Weighted average fair value	$28.92	$17.27	$13.63

The following table presents a summary of the activity related to options for the year ended December 31, 2024:

	Year Ended December 31, 2024
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	639,519	$20.76
Granted	28,100	77.92
Exercised	(106,792)	14.81
Forfeited	(1,519)	41.68
Expired	—	—
Outstanding at end of year	559,308	$24.72	4.10
Vested or expected to vest	559,308	$24.72	4.10
Exercisable at end of year	484,385	$19.55	3.33

The Company recognized compensation expense related to options of $731, $658 and $463 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, unrecognized compensation cost related to non-vested options was approximately $1,519 and is expected to be recognized over a weighted average period of 2.32 years. The intrinsic value for outstanding options, net of expected forfeitures was $30,642. The intrinsic value for exercisable options at December 31, 2024 was $29,040.

The following table presents information related to stock options exercises for the years ended December 31:

	Years Ended December 31,
	2024	2023	2022

Intrinsic value of options exercised	$5,531	$1,134	$1,312
Cash received from option exercises	505	109	333
Excess tax benefit from option exercises	424	296	273

The following table presents a summary of the activity related to restricted stock for the year ended December 31, 2024:

	Year Ended December 31, 2024
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	514,935	$32.44
Granted	24,792	77.92
Vested	(122,413)	22.90
Forfeited	(3,200)	46.06
Outstanding at end of year	414,114	$37.87

The Company recognized compensation expense related to restricted stock of $3,103, $2,560 and $1,981 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $10,800 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.08 years.

NOTE 10 — Earnings per Share

The factors used in the earnings per share computation follow:

	Years Ended December 31,
	2024	2023	2022
Basic:
Net income	$43,658	$41,011	$28,518
Weighted average shares outstanding	7,817,626	7,716,367	7,638,423
Basic earnings per share	$5.58	$5.31	$3.73

Diluted:
Net income	$43,658	$41,011	$28,518
Weighted average shares outstanding for basic earnings per share	7,817,626	7,716,367	7,638,423
Add: Dilutive effects of share based awards	669,415	629,219	575,271
Weighted average shares and dilutive potential shares	8,487,041	8,345,586	8,213,694
Diluted earnings per share	$5.14	$4.91	$3.47

Share based awards totaling 74,050, 96,450 and 201,920 shares of stock were not considered in computing diluted earnings per share for 2024, 2023 and 2022, respectively, because they were anti-dilutive.

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

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers. The reserve for unfunded commitments in other liabilities totaled $500 thousand as of December 31, 2024 and 2023.

	December 31,
	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$15	$97,588	$15	$77,075
Standby letters of credit	7,474	—	7,284	—
Total credit related commitments	$7,489	$97,588	$7,299	$77,075

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

As of December 31, 2024, right of use (“ROU”) lease assets and related lease liabilities were $3,187 and $3,497, respectively. As of December 31, 2023, ROU lease assets and related lease liabilities were $1,724 and $2,183, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of December 31, 2024, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2024, are summarized as follows:

Operating Lease
Liabilities
2025	$1,035
2026	988
2027	240
2028	248
2029	255
Thereafter	1,392
Total operating lease payments	4,158
Less: interest	661
Present value of operating lease liabilities	$3,497

	December 31,
	2024		2023
Weighted-average remaining lease term	6.62	years	2.92	years
Weighted-average discount rate	4.20%		3.30%

The components of total lease cost are as follows:

	Years Ended
	December 31,
	2024	2023	2022
Operating lease cost	$630	$630	$560
Short-term lease cost	128	219	74
Total lease cost	$758	$849	$634

Cash paid for operating leases	$911	$909	$728

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,952	$—
CMOs – agency	—	155,794	—
Total available-for-sale	$—	$241,746	$—

December 31, 2023
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$91,010	$—
CMOs – agency	—	31,097	—
Total available-for-sale	$—	$122,107	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2024.

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

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments not carried at fair value:

	Fair Value Measurement at December 31, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$126,329	$126,329	$—	$—	$126,329
Securities, held-to-maturity	68,660	—	60,931	—	60,931
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,376,042	—	—	1,351,736	1,351,736
Accrued interest receivable	10,124	—	1,139	8,985	10,124

Financial Liabilities:
Time deposits	14,104	—	14,083	—	14,083
Demand and other deposits	1,628,132	1,628,132	—	—	1,628,132
Secured borrowings	42	—	—	42	42
Accrued interest payable	25	—	25	—	25

	Fair Value Measurement at December 31, 2023, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$165,209	$165,209	$—	$—	$165,209
Securities, held-to-maturity	77,001	—	69,116	—	69,116
Securities, restricted, at cost	2,928	N/A	N/A	N/A	N/A
Loans held for investment, net	1,190,782	—	—	1,172,226	1,172,226
Accrued interest receivable	9,130	—	579	8,551	9,130

Financial Liabilities:
Time deposits	7,761	—	7,647	—	7,647
Demand and other deposits	1,399,538	1,399,538	—	—	1,399,538
Secured borrowings	44	—	—	44	44
Accrued interest payable	11	—	11	—	11

NOTE 14 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

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

As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk weighted assets	$237,066	15.92%	$119,108	8.00%	$156,330	10.50%	$148,886	10.00%
Tier 1 (core) capital to risk weighted assets	218,420	14.67	89,331	6.00	126,553	8.50	119,108	8.00
Tier 1 (common) capital to risk weighted assets	218,420	14.67	66,999	4.50	104,220	7.00	96,776	6.50
Tier 1 (core) capital to adjusted total assets	218,420	11.70	74,675	4.00	74,675	4.00	93,344	5.00

December 31, 2023
Total capital to risk weighted assets	$197,204	15.38%	$102,587	8.00%	$134,646	10.50%	$128,234	10.00%
Tier 1 (core) capital to risk weighted assets	181,162	14.13	76,940	6.00	108,999	8.50	102,587	8.00
Tier 1 (common) capital to risk weighted assets	181,162	14.13	57,705	4.50	89,764	7.00	83,352	6.50
Tier 1 (core) capital to adjusted total assets	181,162	12.07	60,052	4.00	60,052	4.00	75,065	5.00

NOTE 15 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2024	2023
ASSETS:
Cash and cash equivalents	$12,620	$5,718
Investment in banking subsidiary	204,133	167,998
Loans held for investment	4,322	7,880
Equity investment in variable interest entity	9,405	10,634
Other assets	7,277	6,824
Total assets	$237,757	$199,054
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities	$663	$499
Total stockholders’ equity	237,094	198,555
Total liabilities and equity	$237,757	$199,054

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
Net interest income (expense)	$241	$600	$(111)
Dividends received from the Bank	10,000	—	12,000
Net gain on equity investments	—	4,013	—
Gain on loans held for sale	—	—	88
Other noninterest income	273	161	14
Other expense	(5,302)	(4,294)	(3,369)
Income before income tax and undistributed subsidiary income	5,212	480	8,622
Income tax benefit (expense)	1,260	(122)	895
Equity in undistributed subsidiary income	37,186	40,653	19,001
Net income	$43,658	$41,011	$28,518
Comprehensive income	$42,606	$42,893	$14,251

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$43,658	$41,011	$28,518
Adjustments:
Stock compensation expense	3,835	3,218	2,444
Gain on loans held for sale	—	—	(88)
Net gain on equity investments	—	(4,013)	—
Equity in undistributed subsidiary income	(37,186)	(40,653)	(19,001)
Change in other assets	3,132	(86)	299
Change in other liabilities	23	(16)	(933)
Net cash provided by (used in) operating activities	13,462	(539)	11,239
Cash flows from investing activities:
Change in other assets	3,558	(5,913)	—
Payments on loans held for sale, previously classified as held for investment	—	—	688
Net proceeds on equity investments	1,467	6,674	—
Purchase of equity investment	(3,824)	—	—
Net cash provided by investing activities	1,201	761	688
Cash flows from financing activities:
Exercise of stock options, net of repurchases	505	110	333
Tax withholding payments for vested equity awards	(3,420)	(1,076)	(339)
Cash dividends paid to common stockholders	(4,846)	(3,719)	(2,149)
Purchase of common stock	—	(286)	—
Net cash used in financing activities	(7,761)	(4,971)	(2,155)
Increase (decrease) in cash and cash equivalents	6,902	(4,749)	9,772
Cash and cash equivalents at beginning of the period	5,718	10,467	695
Cash and cash equivalents at end of the period	$12,620	$5,718	$10,467

NOTE 16 — Accumulated Other Comprehensive Loss

The following is changes in accumulated other comprehensive loss by component, net of tax, for the years ending December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022

Unrealized (Losses) Gains on Securities Available-for-Sale	Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(13,235)	$(15,117)	$(850)
Other comprehensive (loss) income before reclassifications, net of tax	(1,052)	1,882	(14,267)
Net current period other comprehensive (loss) income	(1,052)	1,882	(14,267)
Ending balance	$(14,287)	$(13,235)	$(15,117)

There were no reclassifications out of accumulated other comprehensive loss for the years presented.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the annual report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting based on those criteria.

Crowe LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.” Included in their report is an attestation on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

3.2

Bylaws of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto)

4.1

Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

4.2

Description of Esquire Financial Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.2 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)

10.1

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.2

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.3

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.4

Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.5

Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†

10.6

First Amendment to the Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader dated December 19, 2018 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 14, 2019)†

10.7

Esquire Financial Holdings, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 18, 2019†

10.8

Esquire Financial Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 16, 2021)†

10.9

Esquire Financial Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-

38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 18, 2024)†
19	Esquire Financial Holdings, Inc. Insider Trading Policy
21	Subsidiaries of Registrant
23	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Esquire Financial Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 29, 2024)
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 17, 2025
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer, and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	Vice Chairman, Chief Executive Officer, and President	March 17, 2025
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 17, 2025
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 17, 2025
Anthony Coelho

/s/ Todd Deutsch	Director	March 17, 2025
Todd Deutsch

/s/ Joseph Melohn	Director	March 17, 2025
Joseph Melohn

/s/ Robert J. Mitzman	Director	March 17, 2025
Robert J. Mitzman

/s/ Rena Nigam	Director	March 17, 2025
Rena Nigam

/s/ Richard T. Powers	Director	March 17, 2025
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 17, 2025
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 17, 2025
Selig Zises