Form 10-Q
period 2025-03-31
Esquire Financial Holdings, Inc.
filed 2025-05-12
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2025, there were 8,461,494 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$173,041	$126,329
Securities available-for-sale, at fair value	236,919	241,746
Securities held-to-maturity, at cost (fair value of $60,304 and $60,931, at March 31, 2025 and December 31, 2024, respectively)	66,736	68,660
Securities, restricted, at cost	3,034	3,034

Loans held for investment	1,415,858	1,397,021
Less: allowance for credit losses	(19,461)	(20,979)
Loans, net of allowance	1,396,397	1,376,042
Premises and equipment, net	3,328	2,436
Accrued interest receivable	10,792	10,124
Other assets	64,190	64,132
Total assets	$1,954,437	$1,892,503

Liabilities:
Deposits:
Demand	$523,441	$497,958
Savings, NOW and money market	1,158,748	1,130,174
Time	5,931	14,104
Total deposits	1,688,120	1,642,236

Accrued expenses and other liabilities	15,593	13,173
Total liabilities	1,703,713	1,655,409

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,550,672 and 8,473,651 shares issued, respectively; and 8,431,774 and 8,354,753 shares outstanding, respectively	85	85
Additional paid-in capital	105,150	104,052
Retained earnings	162,860	152,932
Accumulated other comprehensive loss	(11,683)	(14,287)
Treasury stock at cost (118,898 and 118,898 shares, respectively)	(5,688)	(5,688)
Total stockholders’ equity	250,724	237,094
Total liabilities and stockholders’ equity	$1,954,437	$1,892,503

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans held for investment	$26,810	$23,389
Securities, includes restricted stock	3,042	1,605
Interest earning cash and other	1,661	1,079
Total interest income	31,513	26,073

Interest expense:
Savings, NOW and money market deposits	3,784	3,098
Time deposits	119	111
Borrowings	1	1
Total interest expense	3,904	3,210

Net interest income	27,609	22,863
Provision for credit losses	1,500	1,000
Net interest income after provision for credit losses	26,109	21,863

Noninterest income:
Payment processing fees	4,912	5,296
Administrative service income	880	746
Customer related fees, service charges and other	359	347
Total noninterest income	6,151	6,389

Noninterest expense:
Employee compensation and benefits	10,065	9,161
Occupancy and equipment	1,132	927
Professional and consulting services	1,264	951
FDIC and regulatory assessments	270	222
Advertising and marketing	851	872
Travel and business relations	306	278
Data processing	1,920	1,511
Other operating expenses	940	646
Total noninterest expense	16,748	14,568

Net income before income taxes	15,512	13,684
Income tax expense	4,105	3,626

Net income	$11,407	$10,058

Earnings per share
Basic	$1.43	$1.29
Diluted	$1.33	$1.20

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$11,407	$10,058
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	3,810	(1,564)
Tax effect	(1,206)	430
Total other comprehensive income (loss)	2,604	(1,134)
Total comprehensive income	$14,011	$8,924

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2025	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	11,407	—	—	11,407
Other comprehensive income	—	—	—	—	—	—	2,604	—	2,604
Exercise of stock options, net of repurchases (11,895 shares)	—	57,547	—	—	9	—	—	—	9
Restricted stock grants	—	19,474	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,089	—	—	—	1,089
Cash dividends declared to common stockholders ($0.175 per share)	—	—	—	—	—	(1,479)	—	—	(1,479)
Balance at March 31, 2025	—	8,431,774	$—	$85	$105,150	$162,860	$(11,683)	$(5,688)	$250,724

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2024	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	10,058	—	—	10,058
Other comprehensive loss	—	—	—	—	—	—	(1,134)	—	(1,134)
Exercise of stock options	—	11,000	—	—	173	—	—	—	173
Stock compensation expense	—	—	—	—	967	—	—	—	967
Cash dividends declared to common stockholders ($0.15 per share)	—	—	—	—	—	(1,242)	—	—	(1,242)
Shares received related to tax withholding	—	(6,059)	—	—	—	—	—	(299)	(299)
Balance at March 31, 2024	—	8,292,789	$—	$84	$100,853	$123,077	$(14,369)	$(2,567)	$207,078

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$11,407	$10,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,500	1,000
Depreciation and amortization of premises and equipment	260	176
Stock compensation expense	1,089	967
Net amortization (accretion):
Securities	126	88
Loans	(28)	(148)
Right of use asset	185	138
Software	464	431
Changes in other assets and liabilities:
Accrued interest receivable	(668)	(177)
Other assets	(866)	(1,829)
Operating lease liability	(221)	(173)
Accrued expenses and other liabilities	2,562	2,246
Net cash provided by operating activities	15,810	12,777
Cash flows from investing activities:
Net change in loans	(21,827)	(20,789)
Purchases of securities available-for-sale	—	(24,973)
Principal repayments on securities available-for-sale	8,536	3,292
Principal repayments on securities held-to-maturity	1,899	1,736
Purchase of equity investment	(450)	(3,524)
Purchases of premises and equipment	(1,152)	(235)
Development of capitalized software	(597)	(691)
Net cash used in investing activities	(13,591)	(45,184)
Cash flows from financing activities:
Net increase in deposits	45,884	26,750
Exercise of stock options, net of repurchases	9	173
Tax withholding payments for vested equity awards	—	(299)
Cash dividends paid to common stockholders	(1,400)	(1,183)
Net cash provided by financing activities	44,493	25,441
Increase (decrease) in cash and cash equivalents	46,712	(6,966)
Cash and cash equivalents at beginning of the period	126,329	165,209
Cash and cash equivalents at end of the period	$173,041	$158,243

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,919	$3,205
Taxes	901	646
Noncash transactions:
Dividends declared but not paid	79	59
Exchange of noncash instruments	—	(300)

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2024 and 2023. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entities

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a  variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. Gains or losses on this investment are the result of changes in projected cash flows from the VIE’s loan portfolio based on expected claim settlements. For the three months ended March 31, 2025 and 2024, the Company did not recognize an equity method gain or loss on its investment. As of March 31, 2025, the investment’s carrying amount was $9.0 million with a remaining life of 4.0 years, and a carrying amount of $9.4 million as of December 31, 2024.

During 2024, the Company closed on an investment in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. For the three months ended March 31, 2025 and 2024, the Company did not recognize an equity method gain or loss on its investment. The investment’s carrying amount was $4.6 million and $4.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

Impact of Issued but Not Yet Effective Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. Specifically, the amendments in this ASU require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the applicable statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The transition method is prospective with retrospective method permitted. The new disclosure requirements are effective for the Company for the annual reporting period ended December 31, 2025 which will be reflected on the annual Consolidated Financial Statements.

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$100,521	$38	$(14,821)	$85,738
Collateralized mortgage obligations ("CMOs") – agency	152,293	821	(1,933)	151,181
Total available-for-sale	$252,814	$859	$(16,754)	$236,919

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$66,736	$5	$(6,437)	$60,304
Total held-to-maturity	$66,736	$5	$(6,437)	$60,304

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$103,009	$—	$(17,057)	$85,952
CMOs – agency	158,442	271	(2,919)	155,794
Total available-for-sale	$261,451	$271	$(19,976)	$241,746

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$68,660	$—	$(7,729)	$60,931
Total held-to-maturity	$68,660	$—	$(7,729)	$60,931

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

There were no sales or calls of securities for the three months ended March 31, 2025 and 2024.

At March 31, 2025, securities having a fair value of $244.7 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $227.2 million. At December 31, 2024, securities having a fair value of $249.6 million were pledged to the FHLB for borrowing capacity totaling $232.3 million. At March 31, 2025 and December 31, 2024, the Company had no outstanding FHLB advances.

At March 31, 2025, securities having a fair value of $52.5 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $50.8 million. At December 31, 2024, securities having a fair value of $53.0 million were pledged to the FRB for borrowing capacity totaling $51.4 million. At March 31, 2025 and December 31, 2024, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$3,049	$(5)	$76,485	$(14,816)	$79,534	$(14,821)
CMOs – agency	34,382	(215)	10,339	(1,718)	44,721	(1,933)
Total available-for-sale	$37,431	$(220)	$86,824	$(16,534)	$124,255	$(16,754)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$56,148	$(6,437)	$56,148	$(6,437)
Total held-to-maturity	$—	$—	$56,148	$(6,437)	$56,148	$(6,437)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$6,341	$(84)	$79,610	$(16,973)	$85,951	$(17,057)
CMOs – agency	94,642	(998)	10,729	(1,921)	105,371	(2,919)
Total available-for-sale	$100,983	$(1,082)	$90,339	$(18,894)	$191,322	$(19,976)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)
Total held-to-maturity	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at March 31, 2025.

As of March 31, 2025 and December 31, 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of March 31, 2025 and December 31, 2024.

Accrued interest receivable on securities totaling $1.0 million at March 31, 2025 and $1.1 million at December 31, 2024, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	March 31,	December 31,
	2025	2024

	(In thousands)
Real estate:
Multifamily	$364,877	$355,165
Commercial real estate	86,797	87,038
1 – 4 family	10,974	14,665
Total real estate	462,648	456,868
Commercial	934,141	920,567
Consumer	18,705	19,339
Total loans held for investment	1,415,494	1,396,774
Deferred fees and unearned premiums, net	364	247
Allowance for credit losses	(19,461)	(20,979)
Loans held for investment, net	$1,396,397	$1,376,042

The following tables present the activity in the allowance for credit losses by class for the three months ending March 31, 2025 and March 31, 2024:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
March 31, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$14,283	$837	$20,979
Provision (credit) for credit losses	2,031	(28)	72	(455)	(120)	1,500
Recoveries	—	—	—	—	19	19
Loans charged-off	(2,940)	—	(79)	—	(18)	(3,037)
Total ending allowance balance	$4,207	$663	$45	$13,828	$718	$19,461

March 31, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	75	(32)	3	575	379	1,000
Recoveries	—	—	—	—	19	19
Loans charged-off	—	—	—	—	(127)	(127)
Total ending allowance balance	$3,311	$791	$61	$12,631	$729	$17,523

As of March 31, 2025 and December 31, 2024, there was one multifamily collateral dependent loan secured by real estate totaling $8.0 million and $10.9 million, respectively, with no associated specific reserve on the Consolidated Statements of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of March 31, 2025 and December 31, 2024:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
March 31, 2025
Multifamily	$—	$—	$—	$8,000	$8,000	$356,877	$364,877
Commercial real estate	—	—	—	—	—	86,797	86,797
1 – 4 family	—	—	—	—	—	10,974	10,974
Commercial	2	—	—	—	2	934,139	934,141
Consumer	—	40	—	—	40	18,665	18,705
Total	$2	$40	$—	$8,000	$8,042	$1,407,452	$1,415,494

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$344,225	$355,165
Commercial real estate	—	—	—	—	—	87,038	87,038
1 – 4 family	—	—	—	—	—	14,665	14,665
Commercial	—	2	—	—	2	920,565	920,567
Consumer	—	—	—	—	—	19,339	19,339
Total	$—	$2	$—	$10,940	$10,942	$1,385,832	$1,396,774

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$14,557	$26,575	$104,906	$26,511	$106,853	$77,598	$—	$—	$357,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8,000	—	—	8,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	14,557	26,575	104,906	26,511	106,853	85,598	—	—	365,000
Current period gross charge-offs	—	—	—	—	—	2,940	—	—	2,940

Commercial real estate:
Pass	340	1,826	2,940	57,349	10,251	14,054	—	—	86,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	340	1,826	2,940	57,349	10,251	14,054	—	—	86,760
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,813	—	9,165	—	—	10,978
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,813	—	9,165	—	—	10,978
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Commercial:
Pass	29,566	45,499	29,289	16,212	1,831	536	804,301	3,189	930,423
Special Mention	—	—	—	—	—	—	3,986	—	3,986
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	29,566	45,499	29,289	16,212	1,831	536	808,287	3,189	934,409
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	454	1,857	3,510	1,758	—	1,250	9,882	—	18,711
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	454	1,857	3,510	1,758	—	1,250	9,882	—	18,711
Current period gross charge-offs	—	—	—	18	—	—	—	—	18

Total:
Pass	44,917	75,757	140,645	103,643	118,935	102,603	814,183	3,189	1,403,872
Special Mention	—	—	—	—	—	—	3,986	—	3,986
Substandard	—	—	—	—	—	8,000	—	—	8,000
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$44,917	$75,757	$140,645	$103,643	$118,935	$110,603	$818,169	$3,189	$1,415,858
Total current period gross charge-offs	$—	$—	$—	$18	$—	$3,019	$—	$—	$3,037

	December 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$26,687	$104,953	$26,657	$107,510	$22,996	$55,583	$—	$—	$344,386
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,687	104,953	26,657	107,510	33,936	55,583	—	—	355,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,823	—	—	12,846	—	—	14,669
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,823	—	—	12,846	—	—	14,669
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	59,298	41,051	17,473	2,167	239	378	792,851	3,240	916,697
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	59,298	41,051	17,473	2,167	239	378	796,838	3,240	920,684
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Current period gross charge-offs	—	38	352	—	—	—	—	—	390

Total:
Pass	90,070	153,008	105,858	119,992	25,245	82,271	802,410	3,240	1,382,094
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$90,070	$153,008	$105,858	$119,992	$36,185	$82,271	$806,397	$3,240	$1,397,021
Total current period gross charge-offs	$—	$38	$352	$—	$—	$—	$—	$—	$390

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. During the three months ended March 31, 2025 and 2024, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness or other-than-insignificant payment delay.

Pledged Loans

At March 31, 2025, loans totaling $304.0 million were pledged to the FHLB for borrowing capacity totaling $202.5 million. At December 31, 2024, loans totaling $297.8 million were pledged to the FHLB for borrowing capacity totaling $199.4 million.

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

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Payment processing fees:
Payment processing income	$4,750	$5,100
ACH income	162	196
Total payment processing fees	4,912	5,296
Customer related fees, service charges and other:
Administrative service income	880	746
Other	359	347
Total customer related fees, service charges and other	1,239	1,093
Total noninterest income	$6,151	$6,389

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

NOTE 5 — Share-Based Payment Plans

The Company issues incentive and non-statutory stock options, restricted stock awards (“RSAs”), and performance restricted stock units (“PSUs”) to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

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

Restricted shares are granted at the fair value on the date of grant and vest over five or six years with a third vesting at each of the last three anniversary dates. Restricted shares have the same voting rights as common stock and nonvested restricted shareholders do not have rights to the accrued dividends until vested.

Share payouts of PSUs will be earned based on the Company’s performance with respect to two equally weighted metrics, return on average assets and diluted EPS growth. Performance is measured against pre-established financial targets over a two-year performance period and will cliff vest on the three-year anniversary from the date of grant. Compensation expense on PSUs is based upon the fair value of the shares on the date of the grant for the expected aggregate share payout.

There were no stock options granted during the three months ended March 31, 2025 and 2024.

The following table presents a summary of the activity related to options for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	559,308	$24.72
Granted	—	—
Exercised	(69,442)	14.31
Forfeited	(200)	77.92
Expired	—	—
Outstanding at period end	489,666	$26.17	4.14
Vested or expected to vest	489,666	$26.17	4.14
Exercisable at period end	414,943	$20.42	3.29

The Company recognized compensation expense related to options of $185 thousand and $180 thousand for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unrecognized compensation cost related to nonvested options was approximately $1.3 million and is expected to be recognized over a weighted average period of 2.12 years. The intrinsic value for options outstanding, vested, or expected to vest was $24.2 million and $22.8 million for exercisable options at March 31, 2025.

Information related to stock option exercises during each period is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Intrinsic value of options exercised	$4,776	$369
Cash received from option exercises	9	173
Excess tax benefit from option exercises	231	83

The following table presents a summary of the activity related to restricted stock for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	414,114	$37.87
Granted	19,474	87.42
Vested	—	—
Forfeited	—	—
Outstanding at period end	433,588	$40.10

The Company recognized compensation expense related to restricted stock of $823 thousand and $787 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $11.7 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.02 years.

The following table presents a summary of the activity related to PSUs for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	—	$—
Granted	19,474	85.32
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	19,474	$85.32
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	29,211	$85.32

The Company recognized compensation expense related to PSUs of $80 thousand for the three months ended March 31, 2025 and no PSU expense in the three months ended March 31, 2024. As of March 31, 2025, there was $1.6 million of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.86 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands, except per share data)
Basic:
Net income	$11,407	$10,058
Weighted average shares outstanding	7,988,999	7,786,887
Basic earnings per share	$1.43	$1.29

Diluted:
Net income	$11,407	$10,058
Weighted average shares outstanding for basic earnings per share	7,988,999	7,786,887
Add: Dilutive effects of share based awards	612,608	614,865
Weighted average shares and dilutive potential shares	8,601,607	8,401,752
Diluted earnings per share	$1.33	$1.20

Share-based awards totaling 27,900 and 95,450 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2025 and 2024, respectively, because they were anti-dilutive.

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

As of March 31, 2025, right of use (“ROU”) lease assets and related lease liabilities were $3.0 million and $3.3 million, respectively. As of December 31, 2024, ROU lease assets and related lease liabilities were $3.2 million and $3.5 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of March 31, 2025, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at March 31, 2025, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2025	$776
2026	988
2027	240
2028	248
2029	255
Thereafter	1,392
Total operating lease payments	3,899
Less: interest	623
Present value of operating lease liabilities	$3,276

	March 31,
	2025		2024
Weighted-average remaining lease term	6.60	years	2.67	years
Weighted-average discount rate	4.24%		3.30%

The components of total lease cost are as follows:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Operating lease cost	$223	$158
Short-term lease cost	16	34
Total lease cost	$239	$192

Cash paid for operating leases	$275	$227

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

	(In thousands)
March 31, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,738	$—
CMOs – agency	—	151,181	—
Total available-for-sale	$—	$236,919	$—

December 31, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,952	$—
CMOs – agency	—	155,794	—
Total available-for-sale	$—	$241,746	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025 and 2024.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at March 31, 2025 and December 31, 2024:

	Fair Value Measurement at March 31, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$173,041	$173,041	$—	$—	$173,041
Securities, held-to-maturity	66,736	—	60,304	—	60,304
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,396,397	—	—	1,373,295	1,373,295
Accrued interest receivable	10,792	—	1,240	9,552	10,792

Financial Liabilities:
Time deposits	5,931	—	5,910	—	5,910
Demand and other deposits	1,682,189	1,682,189	—	—	1,682,189
Secured borrowings	42	—	—	42	42
Accrued interest payable	1	—	1	—	1

	Fair Value Measurement at December 31, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,329	$126,329	$—	$—	$126,329
Securities, held-to-maturity	68,660	—	60,931	—	60,931
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,376,042	—	—	1,351,736	1,351,736
Accrued interest receivable	10,124	—	1,139	8,985	10,124

Financial Liabilities:
Time deposits	14,104	—	14,083	—	14,083
Demand and other deposits	1,628,132	1,628,132	—	—	1,628,132
Secured borrowings	42	—	—	42	42
Accrued interest payable	25	—	25	—	25

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Unrealized Gains (Losses) on Securities Available-for-Sale
Beginning balance	$(14,287)	$(13,235)
Other comprehensive income (loss) before reclassifications, net of tax	2,604	(1,134)
Net current period other comprehensive income (loss)	2,604	(1,134)
Ending balance	$(11,683)	$(14,369)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by subsequent Quarterly Reports on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Allowance for Credit Losses on Loans Held for Investment.  Management considers the accounting policy relating to the allowance for credit losses on loans held for investment to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. See Note 1 “Business and Summary of Significant Accounting Policies” in our Annual Report for discussion of our allowance for credit losses on loans held for investment policy.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of March 31, 2025, there was one multifamily loan totaling $8.0 million that was individually analyzed and collateral dependent on the Consolidated Statements of Financial Condition.

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

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of payment processing income, administrative service payment (“ASP”) fee income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits, data processing costs, occupancy and equipment costs and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

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

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume approximately 2.1% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of the U.S. Tort System”) published in November 2024 with a total addressable market (“TAM”) of $529 billion for 2022. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for decades, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have lending clients in 31 states and our larger markets include California, New York, Texas, Florida, Pennsylvania, Michigan, South Carolina and New Jersey. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9.5% variable rate asset yield on these commercial loans for the quarter ended March 31, 2025. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.50 of low-cost (our cost of funds for the quarter ended March 31, 2025 is 94 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $961.4 million, or 57%, of total deposits at March 31, 2025. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $468.8 million at March 31, 2025, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. The payment processing (merchant acquiring) market will continue to be a growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 11% on a compound annual growth rate from 2020 to 2024 with payment volumes or TAM of $11.6 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our industry track record, extensive in-house experience, strong relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 90,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $9 billion in credit and debit card processing volume across 140 million transactions in the quarter ended March 31, 2025.

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

The success of our national litigation and payment processing verticals coupled with our focus on branchless technology has led to industry leading performance. For the quarter ended March 31, 2025, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.39% and 19.13%, respectively; industry leading net interest margin of 5.96%; strong efficiency ratio of 49.6%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 18% of total revenue (our payment processing vertical has a compound annual growth rate of 14% since 2020). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 66% of our loans being variable rate and tied to prime, with interest rate floors in place on 90% of our variable rate loan portfolio, solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.11 billion, or 66% of deposits, with no outstanding borrowings, positions our Company for future growth and success.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Assets.  Our total assets were $1.95 billion at March 31, 2025, an increase of $61.9 million, or 3.3%, from $1.89 billion at December 31, 2024, due to increases in cash and cash equivalents of $46.7 million, or 37.0%, growth in loans held for investment of $18.8 million, or 1.3%, partially offset by a decrease in securities available-for-sale of $4.8 million, or 2.0%.

Loan Portfolio Analysis. At March 31, 2025, loans, net of deferred fees and unearned premiums, were $1.42 billion, or 83.9% of total deposits, compared to $1.40 billion, or 85.1% of total deposits, at December 31, 2024. The growth in loans was primarily driven by net production in commercial loans and multifamily loans. Commercial loans increased $13.6 million, or 1.5%, to $934.1 million at March 31, 2025 from $920.6 million at December 31, 2024. Multifamily loans increased $9.7 million, or 2.7%, to $364.9 million at March 31, 2025 from $355.2 million at December 31, 2024.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	March 31,		December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$364,877	25.8%	$355,165	25.4%
Commercial real estate	86,797	6.1	87,038	6.2
1 – 4 family	10,974	0.8	14,665	1.1
Total real estate	462,648	32.7	456,868	32.7
Commercial	934,141	66.0	920,567	65.9
Consumer	18,705	1.3	19,339	1.4
Total loans held for investment	$1,415,494	100.0%	$1,396,774	100.0%
Deferred loan fees and unearned premiums, net	364		247
Allowance for credit losses	(19,461)		(20,979)
Loans held for investment, net	$1,396,397		$1,376,042

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	March 31,		December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$522,814	62.4%	$531,574	63.4%
Case cost lines of credit	193,808	23.1	185,204	22.1
Term loans	118,793	14.2	119,061	14.2
Total Commercial Litigation-Related	835,415	99.7	835,839	99.7
Consumer Litigation-Related:
Post-settlement consumer loans	2,622	0.3	2,716	0.3
Total Consumer Litigation-Related	2,622	0.3	2,716	0.3
Total Litigation-Related Loans	$838,037	100.0%	$838,555	100.0%

At March 31, 2025, our Litigation-Related loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $838.0 million, or 59.2% of our total loan portfolio, compared to $838.6 million, or 60.0% of our total loan portfolio at December 31, 2024. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $90.7 million and $680.6 million, respectively, at March 31, 2025.

Litigation-Related post-settlement consumer loans decreased $94 thousand to $2.6 million as of March 31, 2025, from $2.7 million as of December 31, 2024.

Debt Securities Portfolio. Securities available-for-sale decreased $4.8 million, or 2.0%, to $236.9 million at March 31, 2025 from $241.7 million at December 31, 2024, due to paydowns of $8.5 million, offset by unrealized gains of $3.8 million. Securities held-to-maturity decreased $1.9 million, or 2.8%, to $66.7 million at March 31, 2025 from $68.7 million at December 31, 2024, driven by paydowns of $1.9 million and net premium amortization of $25 thousand.

Funding. Total deposits increased $45.9 million, or 2.8%, to $1.69 billion at March 31, 2025 from $1.64 billion at December 31, 2024. We continue to focus on the acquisition and expansion of core deposit relationships. Core deposits, which we define as total deposits excluding time deposits, totaled $1.68 billion at March 31, 2025, or 99.6% of total deposits, compared to $1.63 billion or 99.1% of total deposits at December 31, 2024. Litigation and payment processing deposits represent $1.42 billion, or 84.1%, of total deposits at March 31, 2025. Savings, NOW and money market deposits increased $28.6 million, or 2.5%, to $1.16 billion at March 31, 2025.

Core commercial relationship banking clients in our two national verticals represent approximately 80% of our $1.69 billion deposit base at March 31, 2025. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and settlement deposits represent $961.4 million, or 57.0%, of total deposits. As of March 31, 2025, uninsured deposits were $525.6 million, or 31%, of our total deposits of $1.69 billion, excluding $11.3 million of affiliate deposits held at the Bank. Approximately 80% of our uninsured deposits represent clients with full commercial relationship banking with us (commercial loans, payment processing, and other commercial service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of March 31, 2025, off-balance sheet sweep funds totaled approximately $468.8 million, of which approximately $442.8 million, or 94.5%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our core low-cost deposit growth and off-balance sheet client funds continue to clearly demonstrate our highly efficient, full service commercial relationship and tech-enabled cash management platform.

At March 31, 2025, we had the ability to borrow, on a secured basis, up to $429.6 million from the Federal Home Loan Bank of New York and $50.8 million from the Federal Reserve Bank of New York discount window. At March 31, 2025, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No borrowing amounts were outstanding during the first quarter of 2025. Historically, we have not leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $13.6 million to $250.7 million at March 31, 2025, from $237.1 million at December 31, 2024, primarily due to net income of $11.4 million and other comprehensive income of $2.6 million, as unrealized losses on our securities available-for-sale declined due to current short-term market interest rates, and amortization of share-based compensation of $1.1 million, partially offset by dividends declared to common stockholders of $1.5 million.

Asset Quality. Nonperforming assets consisted of one multifamily loan totaling $8.0 million as of March 31, 2025 and $10.9 million as of December 31, 2024. We had no exposure to commercial office space, no construction loans, and $14.5 million in performing loans to the hospitality industry. The allowance for credit losses was $19.5 million, or 1.37% of total loans, as of March 31, 2025, as compared to $21.0 million, or 1.50% of total loans at December 31, 2024. Effective March 31, 2025, a $2.9 million charge-off on the one nonperforming multifamily loan was recognized based on our proposed restructuring of this credit with the borrower in April 2025. We anticipate that this restructuring will be completed in the second quarter of 2025 with the goal of returning this nonperforming credit facility to performing status, based on future sustained performance metrics, in the latter part of 2025. The decrease in the allowance as a percentage of loans was a result of management’s revaluation of credit risk in our multifamily portfolio subsequent to a $2.9 million charge-off recognized, which was partially offset by an increase in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment including, but not limited to, its potential impact on the New York metro multifamily and commercial real estate market. At March 31, 2025, special mention and substandard loans totaled $4.0 million and $8.0 million, respectively, compared to $4.0 million and $10.9 million, respectively, as of December 31, 2024. The ratio of nonperforming loans to total loans and total assets was 0.57% and 0.41%, respectively, as of March 31, 2025, as compared to 0.78% and 0.58%, respectively, as of December 31, 2024. The allowance for credit losses to the nonperforming loans was 243% as of March 31, 2025, as compared to 192% as of December 31, 2024.

The following is a brief summary of our risk management results for our multifamily and CRE portfolios as of March 31, 2025:

●	The multifamily portfolio, excluding one nonperforming loan, totaling $356.9 million, has a current weighted average DSCR and an original LTV (defined as unpaid principal balance as of March 31, 2025 divided by appraised value at origination) of approximately 1.62 and 55%, respectively, and the CRE portfolio, totaling $86.8 million, has a current weighted average DSCR and an original LTV of approximately 1.52 and 58%, respectively.
●	Multifamily loans maturing in less than one year totaled $61.6 million and had a current weighted average DSCR and an original LTV of approximately 1.32 and 58%, respectively. CRE loans maturing in less than one year totaled $2.2 million and had a current weighted average DSCR and an original LTV of approximately 1.53 and 60%, respectively.
●	Multifamily loans maturing in one to two years totaled $54.1 million and had a current weighted average DSCR and an original LTV of approximately 1.38 and 68%, respectively. CRE loans maturing in one to two years totaled $9.6 million and had a current weighted average DSCR and an original LTV of approximately 1.59 and 60%, respectively.

Average Balance Sheets and Rate/Volume Analysis

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for periods indicated. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net premium amortization and net deferred loan origination fees accounted for as yield adjustments. No tax-equivalent yield adjustments have been made as we have no tax exempt investments.

	Three Months Ended March 31,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,394,602	$26,810	7.80%	$1,208,429	$23,389	7.78%
Securities, includes restricted stock	327,838	3,042	3.76%	226,175	1,605	2.85%
Interest earning cash and other	155,768	1,661	4.32%	81,740	1,079	5.31%
Total interest earning assets	1,878,208	31,513	6.80%	1,516,344	26,073	6.92%

NONINTEREST EARNING ASSETS	60,877			48,602

TOTAL AVERAGE ASSETS	$1,939,085			$1,564,946

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,134,099	$3,784	1.35%	$860,159	$3,098	1.45%
Time deposits	10,806	119	4.47%	11,041	111	4.04%
Total interest bearing deposits	1,144,905	3,903	1.38%	871,200	3,209	1.48%
Borrowings	43	1	9.43%	45	1	8.94%
Total interest bearing liabilities	1,144,948	3,904	1.38%	871,245	3,210	1.48%

NONINTEREST BEARING LIABILITIES
Demand deposits	535,182			477,020
Other liabilities	17,142			15,787
Total noninterest bearing liabilities	552,324			492,807
Stockholders' equity	241,813			200,894

TOTAL AVG. LIABILITIES AND EQUITY	$1,939,085			$1,564,946
Net interest income		$27,609			$22,863
Net interest spread			5.42%			5.44%
Net interest margin			5.96%			6.06%
Deposits (including noninterest bearing demand deposits)	$1,680,087	$3,903	0.94%	$1,348,220	$3,209	0.96%

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

	Three Months Ended
	March 31,
	2025 vs. 2024
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$3,388	$33	$3,421
Securities, includes restricted stock	841	596	1,437
Interest earning cash and other	813	(231)	582
Total interest income	5,042	398	5,440

Interest paid on:
Savings, NOW, money market deposits	904	(218)	686
Time deposits	(3)	11	8
Total deposits	901	(207)	694
Borrowings	—	—	—
Total interest expense	901	(207)	694
Change in net interest income	$4,141	$605	$4,746

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General.  Net income increased $1.3 million, or 13.4%, to $11.4 million for the three months ended March 31, 2025 from $10.1 million for the three months ended March 31, 2024. The increase resulted from a $4.7 million increase in net interest income, partially offset by an increase of $2.2 million in noninterest expense and a decrease of $238 thousand in noninterest income.

Net Interest Income.  Net interest income increased $4.7 million, or 20.8%, to $27.6 million for the three months ended March 31, 2025 from $22.9 million for the three months ended March 31, 2024, due to a $5.4 million increase in interest income, partially offset by a $694 thousand increase in interest expense.

Our net interest margin of 5.96% decreased 10 basis points, driven by the change in composition of our average interest earning assets (primarily securities and interest earning cash balances) funded with low-cost core deposits as well as decreases in short-term market interest rates. Average loan yields increased 2 basis points to 7.80% while average loans increased $186.2 million, or 15.4%, to $1.39 billion. Average securities increased $101.7 million, or 45.0%, to $327.8 million as management elected to ratably purchase short duration agency mortgage-backed securities throughout 2024, in light of tempering commercial real estate growth, which increased the portfolio’s yield by 91 basis points to 3.76%. Average interest bearing deposit balances (primarily IOLTA) increased $273.9 million, or 31.8%, when compared to March 31, 2024 where our deposit cost-of-funds, excluding demand deposits, decreased 10 basis points to 1.38% due to increases in low-cost IOLTA deposits. Due to our significant deposit growth, average interest earning cash balances, a lower yielding asset category at 4.32%, remained elevated at $155.8 million, negatively impacting our net interest margin, despite our success in deploying excess cash into higher yielding commercial loans and securities on a linked quarter basis.

Interest Income.  Interest income increased $5.4 million, or 20.9%, to $31.5 million for the three months ended March 31, 2025 from $26.1 million for the three months ended March 31, 2024 and was attributable to increases in loan, securities and interest earning cash and other interest income. Throughout 2024, management tempered multifamily and commercial real estate loan growth in response to the economic environment, replacing the growth with the purchases of short duration agency mortgage-backed securities. This decision further enhanced our liquidity profile and improved our securities to asset ratio to approximately 16% at March 31, 2025 from 13% at March 31, 2024.

Loan interest income increased $3.4 million, or 14.6%, to $26.8 million for the three months ended March 31, 2025 from $23.4 million for the three months ended March 31, 2024. This increase was attributable to a $186.2 million, or 15.4%, increase in the average loan balance due to growth in our higher yielding national litigation lending platform that grew $187.5 million, or 25.5%, and a 2 basis point increase in loan yields to 7.80%. Our loan platform growth (primarily commercial) drove a $3.4 million increase in interest income, all of which was due to increased volume while our loan yields remained consistent. The commercial loan portfolio yield for the quarter ended March 31, 2025 was 9.40%.

Securities interest income increased $1.4 million, or 89.5%, to $3.0 million for the three months ended March 31, 2025 from $1.6 million for the three months ended March 31, 2024, driven by purchases of short duration agency mortgage-backed securities throughout 2024. Average securities increased $101.7 million, or 44.9%, to $327.8 million as management elected to ratably purchase short duration agency mortgage-backed securities throughout 2024, in light of tempering commercial real estate growth, at commensurate risk adjusted yields. Securities interest income increased by $1.4 million with $841 thousand attributable to average volume increases and $596 thousand attributable to increases in average rate as new positions were acquired at a market rate higher than the blended rate of the legacy portfolio.

Interest earning cash interest income increased $582 thousand to $1.7 million for the three months ended March 31, 2025 from $1.1 million for the three months ended March 31, 2024, attributable to a $74.0 million, or 90.6%, increase in the average balance of interest earning cash. Average interest earning cash balances, a lower yielding asset category, remained elevated at $155.8 million, negatively impacting our net interest margin, despite our success in deploying excess cash into higher yielding commercial loans and securities on a linked quarter basis. Interest earning cash income increased by $582 thousand with $813 thousand attributable to average volume increases, offset by a $231 thousand decrease attributable to decreases in short term rates.

Interest Expense.  Interest expense increased $694 thousand, or 21.6%, to $3.9 million for the three months ended March 31, 2025 from $3.2 million for the three months ended March 31, 2024, attributable to increases in average deposit balances (primarily IOLTA) comprising $901 thousand of the interest expense movement, offset by a decrease of $207 thousand attributable to deposit product composition. Average deposits increased $331.9 million, or 24.6%, to $1.68 billion, led by increases in escrow or IOLTA, noninterest bearing demand, and money market (both commercial and personal) deposits totaling $259.6 million, $58.2 million, and $17.9 million, respectively, when comparing the three months ended March 31, 2025 to the prior year period.

Provision for Credit Losses.  Our provision for credit losses was $1.5 million for the three months ended March 31, 2025, an increase of $500 thousand from the $1.0 million provision for the three months ended March 31, 2024. As of March 31, 2025, our allowance to loans ratio was 1.37% as compared to 1.43% as of March 31, 2024. The decrease in the allowance as a percentage of loans was a result of  management’s revaluation of credit risk in our multifamily portfolio subsequent to a $2.9 million charge-off recognized, which was partially offset by an increase in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment including, but not limited to, its potential impact on the New York metro multifamily and commercial real estate market.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$4,750	$5,100	$(350)	(6.9)%
ACH income	162	196	(34)	(17.3)
Total payment processing fees	4,912	5,296	(384)	(7.3)
Customer related fees, service charges and other:
Administrative service income	880	746	134	18.0
Other	359	347	12	3.5
Total customer related fees, service charges and other	1,239	1,093	146	13.4
Total noninterest income	$6,151	$6,389	$(238)	(3.7)%

Payment processing income was $4.9 million for the quarter ended March 31, 2025, a $384 thousand decrease from the same period in 2024, primarily due to changes in our overall merchant risk profile and composition. Payment processing volumes for the credit and debit card processing platform increased $673.3 million, or 7.8%, to $9.3 billion and transactions decreased 10.1 million, or 6.7%, to 140.4 million for the quarter ended March 31, 2025, as compared to the same period in 2024. We continue to focus on the expansion of sales channels through ISOs, prudently managing risk while focusing on new merchant originations, increasing overall volumes, and expanding our technology and other resources in the payment vertical. The Company utilizes proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, supports multiple processing platforms, manages daily risk across 90,000 small business merchants in all 50 states, and performs commercial treasury clearing services for $9.3 billion in volume across 140.4 million in transactions in the quarter ended March 31, 2025. ASP fee income increased $134 thousand to $880 thousand for the first quarter of 2025. ASP fee income is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Off-balance sheet sweep funds totaled $468.8 million at March 31, 2025, demonstrating the continued strength of our branchless core business model. Other income increased $12 thousand, or 3.5%, to $359 thousand due to increases in loan and other banking fees.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$10,065	$9,161	$904	9.9%
Occupancy and equipment	1,132	927	205	22.1
Professional and consulting services	1,264	951	313	32.9
FDIC and regulatory assessments	270	222	48	21.6
Advertising and marketing	851	872	(21)	(2.4)
Travel and business relations	306	278	28	10.1
Data processing	1,920	1,511	409	27.1
Other operating expenses	940	646	294	45.5
Total noninterest expense	$16,748	$14,568	$2,180	15.0%

Employee compensation and benefits costs increased primarily due to increases in sales commissions, bonuses, year-end stock grants and related stock-based compensation, and, to a lesser extent, the impact of year end salary increases. The increase in sales related commissions is directly related to our regional business development officer (“BDO”) strategy and their success in the litigation market, attracting full-service commercial banking clients nationally and directly impacting commercial lending and core-deposit growth. Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Professional and consulting services costs increased due to continuously evaluating business development opportunities in our national verticals, increased insurance and accounting costs, and costs related to the staffing needs for our Los Angeles private banking branch (scheduled to open in the summer of 2025). Occupancy and equipment costs increased due to amortization of internally developed software to support our digital marketing and risk management platforms and rent commencement related to our Los Angeles private banking branch. Other operating costs increased due to increases in regulatory expenses and other client development costs.

Income Tax Expense.  We recorded income tax expense of $4.1 million for the three months ended March 31, 2025, reflecting an effective tax rate of 26.5%, compared to $3.6 million, or 26.5%, for the three months ended March 31, 2024.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning March 31, 2025.

	March 31,
	2025
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$154,372	$24,920
200	145,705	16,253
100	136,826	7,374
0	129,452	—
-100	122,724	(6,728)
-200	115,438	(14,014)
-300	108,000	(21,452)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2025.

	March 31,
	2025
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$454,483	$61,554
200	437,099	44,170
100	416,366	23,437
0	392,929	—
-100	362,440	(30,489)
-200	326,468	(66,461)
-300	285,408	(107,521)

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

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short duration securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $173.0 million.

At March 31, 2025, through pledging of our securities and certain loans, we had the ability to borrow, on a secured basis, up to $429.6 million from the FHLB of New York and $50.8 million from the FRB of New York discount window. At March 31, 2025, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of March 31, 2025.

At March 31, 2025, our off-balance sheet sweeps funds totaled $468.8 million, of which $442.8 million, or 94.5%, was available to be swept on balance sheet as reciprocal client deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.11 billion at March 31, 2025, or 66% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, correspondent bank lines or through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2025, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2025
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.49%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.24%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.24%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.01%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2025, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the quarter ended March 31, 2025 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2025 through January 31, 2025	—	$—	—	257,694
February 1, 2025 through February 28, 2025	—	—	—	257,694
March 1, 2025 through March 31, 2025	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share
January 1, 2025 through January 31, 2025	—	$—
February 1, 2025 through February 28, 2025	—	—
March 1, 2025 through March 31, 2025	—	—

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 12, 2025	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: May 12, 2025	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer