Form 10-Q
period 2025-06-30
Esquire Financial Holdings, Inc.
filed 2025-08-08
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2025, there were 8,538,558 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$162,973	$126,329
Securities available-for-sale, at fair value	257,375	241,746
Securities held-to-maturity, at cost (fair value of $58,503 and $60,931, at June 30, 2025 and December 31, 2024, respectively)	64,470	68,660
Securities, restricted, at cost	3,173	3,034

Loans held for investment	1,494,599	1,397,021
Less: allowance for credit losses	(19,407)	(20,979)
Loans, net of allowance	1,475,192	1,376,042
Premises and equipment, net	4,228	2,436
Accrued interest receivable	11,091	10,124
Other assets	81,475	64,132
Total assets	$2,059,977	$1,892,503

Liabilities:
Deposits:
Demand	$567,156	$497,958
Savings, NOW and money market	1,209,066	1,130,174
Time	6,106	14,104
Total deposits	1,782,328	1,642,236

Accrued expenses and other liabilities	14,093	13,173
Total liabilities	1,796,421	1,655,409

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,618,457 and 8,473,651 shares issued, respectively; and 8,499,559 and 8,354,753 shares outstanding, respectively	86	85
Additional paid-in capital	106,811	104,052
Retained earnings	173,266	152,932
Accumulated other comprehensive loss	(10,919)	(14,287)
Treasury stock at cost (118,898 and 118,898 shares, respectively)	(5,688)	(5,688)
Total stockholders’ equity	263,556	237,094
Total liabilities and stockholders’ equity	$2,059,977	$1,892,503

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans held for investment	$28,762	$24,216	$55,572	$47,605
Securities, includes restricted stock	3,127	2,023	6,169	3,628
Interest earning cash and other	1,647	1,146	3,308	2,225
Total interest income	33,536	27,385	65,049	53,458

Interest expense:
Savings, NOW and money market deposits	4,225	2,932	8,009	6,030
Time deposits	56	130	175	241
Borrowings	1	1	2	2
Total interest expense	4,282	3,063	8,186	6,273

Net interest income	29,254	24,322	56,863	47,185
Provision for credit losses	3,525	1,000	5,025	2,000
Net interest income after provision for credit losses	25,729	23,322	51,838	45,185

Noninterest income:
Payment processing fees	5,107	5,322	10,019	10,618
Administrative service income	643	620	1,523	1,366
Customer related fees, service charges and other	827	333	1,186	680
Total noninterest income	6,577	6,275	12,728	12,664

Noninterest expense:
Employee compensation and benefits	10,216	9,525	20,281	18,686
Occupancy and equipment	1,168	1,156	2,300	2,083
Professional and consulting services	1,291	857	2,555	1,808
FDIC and regulatory assessments	293	233	563	455
Advertising and marketing	811	881	1,662	1,753
Travel and business relations	303	180	609	458
Data processing	2,060	1,722	3,980	3,233
Other operating expenses	920	678	1,860	1,324
Total noninterest expense	17,062	15,232	33,810	29,800

Net income before income taxes	15,244	14,365	30,756	28,049
Income tax expense	3,354	3,878	7,459	7,504

Net income	$11,890	$10,487	$23,297	$20,545

Earnings per share
Basic	$1.48	$1.34	$2.91	$2.64
Diluted	$1.38	$1.25	$2.70	$2.45

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$11,890	$10,487	$23,297	$20,545
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	1,039	176	4,849	(1,388)
Tax effect	(275)	(48)	(1,481)	382
Total other comprehensive income (loss)	764	128	3,368	(1,006)
Total comprehensive income	$12,654	$10,615	$26,665	$19,539

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2025	—	8,431,774	$—	$85	$105,150	$162,860	$(11,683)	$(5,688)	$250,724
Net income	—	—	—	—	—	11,890	—	—	11,890
Other comprehensive income	—	—	—	—	—	—	764	—	764
Exercise of stock options, net of repurchases (4,132 shares)	—	51,633	—	1	470	—	—	—	471
Restricted stock grants	—	16,152	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,191	—	—	—	1,191
Cash dividends declared to common stockholders ($0.175 per share)	—	—	—	—	—	(1,484)	—	—	(1,484)
Balance at June 30, 2025	—	8,499,559	$—	$86	$106,811	$173,266	$(10,919)	$(5,688)	$263,556

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2024	—	8,292,789	$—	$84	$100,853	$123,077	$(14,369)	$(2,567)	$207,078
Net income	—	—	—	—	—	10,487	—	—	10,487
Other comprehensive income	—	—	—	—	—	—	128	—	128
Exercise of stock options, net of repurchases (257 shares)	—	159	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	962	—	—	—	962
Cash dividends declared to common stockholders ($0.15 per share)	—	—	—	—	—	(1,244)	—	—	(1,244)
Balance at June 30, 2024	—	8,292,948	$—	$84	$101,815	$132,320	$(14,241)	$(2,567)	$217,411

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2025	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	23,297	—	—	23,297
Other comprehensive income	—	—	—	—	—	—	3,368	—	3,368
Exercise of stock options, net of repurchases (16,027 shares)	—	109,180	—	1	479	—	—	—	480
Restricted stock grants	—	35,626	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,280	—	—	—	2,280
Cash dividends declared to common stockholders ($0.35 per share)	—	—	—	—	—	(2,963)	—	—	(2,963)
Balance at June 30, 2025	—	8,499,559	$—	$86	$106,811	$173,266	$(10,919)	$(5,688)	$263,556

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2024	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	20,545	—	—	20,545
Other comprehensive loss	—	—	—	—	—	—	(1,006)	—	(1,006)
Exercise of stock options, net of repurchases (257 shares)	—	11,159	—	—	173	—	—	—	173
Stock compensation expense	—	—	—	—	1,929	—	—	—	1,929
Cash dividends declared to common stockholders ($0.30 per share)	—	—	—	—	—	(2,486)	—	—	(2,486)
Shares received related to tax withholding	—	(6,059)	—	—	—	—	—	(299)	(299)
Balance at June 30, 2024	—	8,292,948	$—	$84	$101,815	$132,320	$(14,241)	$(2,567)	$217,411

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,297	$20,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,025	2,000
Depreciation and amortization of premises and equipment	524	370
Stock compensation expense	2,280	1,929
Gain on equity investment	(432)	—
Net amortization (accretion):
Securities	248	164
Loans	(53)	(247)
Right of use asset	373	279
Software	927	1,044
Changes in other assets and liabilities:
Accrued interest receivable	(967)	(40)
Other assets	(5,687)	(6,305)
Operating lease liability	(443)	(352)
Accrued expenses and other liabilities	1,205	608
Net cash provided by operating activities	26,297	19,995
Cash flows from investing activities:
Net change in loans	(117,467)	(53,512)
Purchases of securities available-for-sale	(31,069)	(65,183)
Principal repayments on securities available-for-sale	20,090	8,972
Principal repayments on securities held-to-maturity	4,140	3,891
Purchases of securities, restricted	(139)	(106)
Proceeds from equity investment	1,232	1,467
Purchase of equity investment	(700)	(3,524)
Purchases of premises and equipment	(2,316)	(577)
Development of capitalized software	(1,191)	(1,013)
Net cash used in investing activities	(127,420)	(109,585)
Cash flows from financing activities:
Net increase in deposits	140,092	79,594
Decrease in borrowings	(1)	(1)
Exercise of stock options, net of repurchases	480	173
Tax withholding payments for vested equity awards	—	(299)
Cash dividends paid to common stockholders	(2,804)	(2,353)
Net cash provided by financing activities	137,767	77,114
Increase (decrease) in cash and cash equivalents	36,644	(12,476)
Cash and cash equivalents at beginning of the period	126,329	165,209
Cash and cash equivalents at end of the period	$162,973	$152,733

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,186	$6,278
Taxes	9,976	8,932
Noncash transactions:
Dividends declared but not paid	159	133
Exchange of noncash instruments	—	(300)

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2024 and 2023. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entities

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a  variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. Gains or losses on this investment are the result of changes in projected cash flows from the VIE’s loan portfolio based on expected claim settlements and the Company’s exposure is limited to its investment. For the three and six months ended June 30, 2025, the Company did not recognize an equity method gain or loss on its investment. The Company recognized an equity method loss of approximately $500 thousand on its investment for the three and six months ended June 30, 2024. As of June 30, 2025, the investment’s carrying amount was $9.0 million with a remaining life of 3.8 years, and a carrying amount of $9.4 million as of December 31, 2024.

During 2024, the Company closed on an investment in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. For the three and six months ended June 30, 2025 and 2024, the Company did not recognize an equity method gain or loss on its investment. The investment’s carrying amount was $4.8 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively and there are no remaining unfunded commitments as of June 30, 2025. The Company funded $250 thousand and $0 for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company funded $700 thousand and $3.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$100,724	$47	$(14,051)	$86,720
Collateralized mortgage obligations ("CMOs") – agency	171,507	985	(1,837)	170,655
Total available-for-sale	$272,231	$1,032	$(15,888)	$257,375

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$64,470	$16	$(5,983)	$58,503
Total held-to-maturity	$64,470	$16	$(5,983)	$58,503

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$103,009	$—	$(17,057)	$85,952
CMOs – agency	158,442	271	(2,919)	155,794
Total available-for-sale	$261,451	$271	$(19,976)	$241,746

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$68,660	$—	$(7,729)	$60,931
Total held-to-maturity	$68,660	$—	$(7,729)	$60,931

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

There were no sales or calls of securities for the three and six months ended June 30, 2025 and 2024.

At June 30, 2025, securities having a fair value of $264.3 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $247.5 million. At December 31, 2024, securities having a fair value of $249.6 million were pledged to the FHLB for borrowing capacity totaling $232.3 million. At June 30, 2025 and December 31, 2024, the Company had no outstanding FHLB advances.

At June 30, 2025, securities having a fair value of $51.5 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $49.8 million. At December 31, 2024, securities having a fair value of $53.0 million were pledged to the FRB for borrowing capacity totaling $51.4 million. At June 30, 2025 and December 31, 2024, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$2,942	$(17)	$74,934	$(14,034)	$77,876	$(14,051)
CMOs – agency	19,642	(189)	9,919	(1,648)	29,561	(1,837)
Total available-for-sale	$22,584	$(206)	$84,853	$(15,682)	$107,437	$(15,888)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$54,663	$(5,983)	$54,663	$(5,983)
Total held-to-maturity	$—	$—	$54,663	$(5,983)	$54,663	$(5,983)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$6,341	$(84)	$79,610	$(16,973)	$85,951	$(17,057)
CMOs – agency	94,642	(998)	10,729	(1,921)	105,371	(2,919)
Total available-for-sale	$100,983	$(1,082)	$90,339	$(18,894)	$191,322	$(19,976)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)
Total held-to-maturity	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at June 30, 2025.

As of June 30, 2025 and December 31, 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of June 30, 2025 and December 31, 2024.

Accrued interest receivable on securities totaling $1.1 million at June 30, 2025 and $1.1 million at December 31, 2024, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30,	December 31,
	2025	2024

	(In thousands)
Real estate:
Multifamily	$366,439	$355,165
Commercial real estate	91,166	87,038
1 – 4 family	10,093	14,665
Total real estate	467,698	456,868
Commercial	1,007,827	920,567
Consumer	18,584	19,339
Total loans held for investment	1,494,109	1,396,774
Deferred fees and unearned premiums, net	490	247
Allowance for credit losses	(19,407)	(20,979)
Loans held for investment, net	$1,475,192	$1,376,042

The following tables present the activity in the allowance for credit losses by class for the three months ending June 30, 2025 and June 30, 2024:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
June 30, 2025
Allowance for credit losses:
Beginning balance	$4,207	$663	$45	$13,828	$718	$19,461
Provision (credit) for credit losses	1,114	18	(8)	2,332	69	3,525
Recoveries	—	—	—	—	6	6
Loans charged-off	(308)	—	—	(3,250)	(27)	(3,585)
Total ending allowance balance	$5,013	$681	$37	$12,910	$766	$19,407

June 30, 2024
Allowance for credit losses:
Beginning balance	$3,311	$791	$61	$12,631	$729	$17,523
Provision (credit) for credit losses	92	(47)	(6)	904	57	1,000
Recoveries	—	—	—	—	5	5
Loans charged-off	—	—	—	—	(7)	(7)
Total ending allowance balance	$3,403	$744	$55	$13,535	$784	$18,521

The following tables present the activity in the allowance for credit losses by class for the six months ending June 30, 2025 and June 30, 2024:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total
June 30, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$14,283	$837	$20,979
Provision (credit) for credit losses	3,145	(10)	64	1,877	(51)	5,025
Recoveries	—	—	—	—	25	25
Loans charged-off	(3,248)	—	(79)	(3,250)	(45)	(6,622)
Total ending allowance balance	$5,013	$681	$37	$12,910	$766	$19,407

June 30, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	167	(79)	(3)	1,479	436	2,000
Recoveries	—	—	—	—	24	24
Loans charged-off	—	—	—	—	(134)	(134)
Total ending allowance balance	$3,403	$744	$55	$13,535	$784	$18,521

As of June 30, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $8.0 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve for either loan on the Consolidated Statements of Financial Condition. As of December 31, 2024, there was one collateral dependent multifamily loan secured by real estate totaling $10.9 million, with no associated specific reserve on the Consolidated Statements of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of June 30, 2025 and December 31, 2024:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2025
Multifamily	$—	$—	$—	$8,000	$8,000	$358,439	$366,439
Commercial real estate	—	—	—	—	—	91,166	91,166
1 – 4 family	—	—	—	—	—	10,093	10,093
Commercial	—	—	—	736	736	1,007,091	1,007,827
Consumer	124	—	—	—	124	18,460	18,584
Total	$124	$—	$—	$8,736	$8,860	$1,485,249	$1,494,109

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$344,225	$355,165
Commercial real estate	—	—	—	—	—	87,038	87,038
1 – 4 family	—	—	—	—	—	14,665	14,665
Commercial	—	2	—	—	2	920,565	920,567
Consumer	—	—	—	—	—	19,339	19,339
Total	$—	$2	$—	$10,940	$10,942	$1,385,832	$1,396,774

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	June 30, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$23,485	$26,514	$104,810	$26,379	$100,107	$71,192	$—	$—	$352,487
Special Mention	—	—	—	—	6,098	—	—	—	6,098
Substandard	8,000	—	—	—	—	—	—	—	8,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	31,485	26,514	104,810	26,379	106,205	71,192	—	—	366,585
Current period gross charge-offs	—	—	—	—	—	3,248	—	—	3,248

Commercial real estate:
Pass	5,195	1,818	2,920	57,090	10,188	13,924	—	—	91,135
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,195	1,818	2,920	57,090	10,188	13,924	—	—	91,135
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,803	—	8,297	—	—	10,100
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,803	—	8,297	—	—	10,100
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Commercial:
Pass	51,049	41,729	27,708	11,253	2,656	462	853,757	3,137	991,751
Special Mention	—	2,925	—	3,538	—	—	9,239	—	15,702
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	51,049	44,654	27,708	14,791	2,656	462	863,732	3,137	1,008,189
Current period gross charge-offs	—	—	—	—	—	—	3,250(1)	—	3,250(1)

Consumer:
Pass	1,015	1,623	3,320	1,427	—	1,028	7,030	2,953	18,396
Special Mention	—	—	—	—	—	194	—	—	194
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,015	1,623	3,320	1,427	—	1,222	7,030	2,953	18,590
Current period gross charge-offs	—	—	—	45	—	—	—	—	45

Total:
Pass	80,744	71,684	138,758	97,952	112,951	94,903	860,787	6,090	1,463,869
Special Mention	—	2,925	—	3,538	6,098	194	9,239	—	21,994
Substandard	8,000	—	—	—	—	—	736	—	8,736
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$88,744	$74,609	$138,758	$101,490	$119,049	$95,097	$870,762	$6,090	$1,494,599
Total current period gross charge-offs	$—	$—	$—	$45	$—	$3,327	$3,250(1)	$—	$6,622

(1)	Represents a commercial loan to a small business merchant.

	December 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$26,687	$104,953	$26,657	$107,510	$22,996	$55,583	$—	$—	$344,386
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,687	104,953	26,657	107,510	33,936	55,583	—	—	355,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,823	—	—	12,846	—	—	14,669
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,823	—	—	12,846	—	—	14,669
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	59,298	41,051	17,473	2,167	239	378	792,851	3,240	916,697
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	59,298	41,051	17,473	2,167	239	378	796,838	3,240	920,684
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Current period gross charge-offs	—	38	352	—	—	—	—	—	390

Total:
Pass	90,070	153,008	105,858	119,992	25,245	82,271	802,410	3,240	1,382,094
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$90,070	$153,008	$105,858	$119,992	$36,185	$82,271	$806,397	$3,240	$1,397,021
Total current period gross charge-offs	$—	$38	$352	$—	$—	$—	$—	$—	$390

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications to Borrowers Experiencing Financial Difficulty

During the three and six months ended June 30, 2025, the Company modified the terms of one $10.9 million multifamily loan which was restructured into two notes for $8.0 million and $2.9 million, respectively, with an extension resulting in an 18 month remaining term where the $2.9 million note was charged off and the $8.0 million note is at market terms.

During the three and six months ended June 30, 2024, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-significant payment delay.

The following tables present the amortized cost of the one multifamily loan experiencing financial difficulty that was modified during the second quarter of 2025. The percentage of the amortized cost basis of the loan as compared to the amortized cost basis of total multifamily loans is also presented below:

	Three Months Ended
	June 30, 2025
		Total
		Class of
	Term	Financing
	Extension	Receivable

	(Dollars in thousands)
Multifamily	$8,000	0.7%
Total	$8,000	0.7%

	Six Months Ended
	June 30, 2025
		Total
		Class of
	Term	Financing
	Extension	Receivable

	(Dollars in thousands)
Multifamily	$8,000	0.7%
Total	$8,000	0.7%

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of the loan that was modified in the last twelve months:

		30-59	60-89	90 Days
		Days	Days	or More
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
June 30, 2025
Multifamily	$8,000	$—	$—	$—	$8,000
Total	$8,000	$—	$—	$—	$8,000

The Company has not committed to lend any additional amounts to the borrower of the one multifamily loan experiencing financial difficulty.

Pledged Loans

At June 30, 2025, loans totaling $310.4 million were pledged to the FHLB for borrowing capacity totaling $208.7 million. At December 31, 2024, loans totaling $297.8 million were pledged to the FHLB for borrowing capacity totaling $199.4 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Payment processing fees:
Payment processing income	$4,950	$5,140	$9,700	$10,240
ACH income	157	182	319	378
Total payment processing fees	5,107	5,322	10,019	10,618
Customer related fees, service charges and other:
Administrative service income	643	620	1,523	1,366
Gain on equity investment (1)	432	—	432	—
Other	395	333	754	680
Total customer related fees, service charges and other	1,470	953	2,709	2,046
Total noninterest income	$6,577	$6,275	$12,728	$12,664

(1)	Represents a valuation adjustment not within the scope of ASC 606.

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

Restricted shares are granted at the fair value on the date of grant and vest over three to six years with a third vesting at each of the last three anniversary dates. Restricted shares have the same voting rights as common stock and nonvested restricted shareholders do not have rights to the accrued dividends until vested.

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

There were no stock options granted during the three and six months ended June 30, 2025 and 2024.

The following table presents a summary of the activity related to options for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	559,308	$24.72
Granted	—	—
Exercised	(125,207)	14.52
Forfeited	(734)	63.08
Expired	—	—
Outstanding at period end	433,367	$27.60	4.30
Vested or expected to vest	433,367	$27.60	4.30
Exercisable at period end	359,178	$21.30	3.41

The Company recognized compensation expense related to options of $184 thousand and $188 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company recognized compensation expense related to options of $369 thousand and $368 thousand for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, unrecognized compensation cost related to nonvested options was approximately $1.1 million and is expected to be recognized over a weighted average period of 1.92 years. The intrinsic value for outstanding options, net of expected forfeitures was $29.1 million at June 30, 2025. The intrinsic value for exercisable options was $26.3 million at June 30, 2025.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Intrinsic value of options exercised	$3,849	$8	$8,625	$377
Cash received from option exercises	471	—	480	173
Excess tax benefit from option exercises	916	1	1,147	84

The following table presents a summary of the activity related to restricted stock for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	414,114	$37.87
Granted	35,626	89.90
Vested	—	—
Forfeited	—	—
Outstanding at period end	449,740	$42.00

The Company recognized compensation expense related to restricted stock of $869 thousand and $774 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company recognized compensation expense related to restricted stock of $1.7 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $12.3 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.72 years.

The following table presents a summary of the activity related to PSUs for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	—	$—
Granted	19,474	85.32
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	19,474	$85.32
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	29,211	$85.32

The Company recognized compensation expense related to PSUs of $138 thousand for the three months ended June 30, 2025 and no PSU expense in the three months ended June 30, 2024. The Company recognized compensation expense related to PSUs of $218 thousand for the six months ended June 30, 2025 and no PSU expense in the six months ended June 30, 2024. As of June 30, 2025, there was $1.4 million of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.61 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)
Basic:
Net income	$11,890	$10,487	$23,297	$20,545
Weighted average shares outstanding	8,029,541	7,798,441	8,009,382	7,792,664
Basic earnings per share	$1.48	$1.34	$2.91	$2.64

Diluted:
Net income	$11,890	$10,487	$23,297	$20,545
Weighted average shares outstanding for basic earnings per share	8,029,541	7,798,441	8,009,382	7,792,664
Add: Dilutive effects of share based awards	609,497	604,309	611,119	609,455
Weighted average shares and dilutive potential shares	8,639,038	8,402,750	8,620,501	8,402,119
Diluted earnings per share	$1.38	$1.25	$2.70	$2.45

Share-based awards totaling 43,852 and 63,326 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2025, respectively, because they were anti-dilutive.  Share-based awards totaling 93,996 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2024, because they were anti-dilutive.

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

As of June 30, 2025, right of use (“ROU”) lease assets and related lease liabilities were $2.8 million and $3.1 million, respectively. As of December 31, 2024, ROU lease assets and related lease liabilities were $3.2 million and $3.5 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of June 30, 2025, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at June 30, 2025, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2025	$519
2026	988
2027	240
2028	248
2029	255
Thereafter	1,392
Total operating lease payments	3,642
Less: interest	588
Present value of operating lease liabilities	$3,054

	June 30,
	2025		2024
Weighted-average remaining lease term	6.62	years	2.42	years
Weighted-average discount rate	4.29%		3.29%

The components of total lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$222	$158	$445	$315
Short-term lease cost	30	25	46	59
Total lease cost	$252	$183	$491	$374

Cash paid for operating leases	$287	$220	$562	$447

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

	(In thousands)
June 30, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$86,720	$—
CMOs – agency	—	170,655	—
Total available-for-sale	$—	$257,375	$—

December 31, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,952	$—
CMOs – agency	—	155,794	—
Total available-for-sale	$—	$241,746	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2025 and 2024.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at June 30, 2025 and December 31, 2024:

	Fair Value Measurement at June 30, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$162,973	$162,973	$—	$—	$162,973
Securities, held-to-maturity	64,470	—	58,503	—	58,503
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,475,192	—	—	1,442,939	1,442,939
Accrued interest receivable	11,091	—	1,166	9,925	11,091

Financial Liabilities:
Time deposits	6,106	—	6,075	—	6,075
Demand and other deposits	1,776,222	1,776,222	—	—	1,776,222
Secured borrowings	41	—	—	41	41
Accrued interest payable	1	—	1	—	1

	Fair Value Measurement at December 31, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,329	$126,329	$—	$—	$126,329
Securities, held-to-maturity	68,660	—	60,931	—	60,931
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,376,042	—	—	1,351,736	1,351,736
Accrued interest receivable	10,124	—	1,139	8,985	10,124

Financial Liabilities:
Time deposits	14,104	—	14,083	—	14,083
Demand and other deposits	1,628,132	1,628,132	—	—	1,628,132
Secured borrowings	42	—	—	42	42
Accrued interest payable	25	—	25	—	25

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Unrealized Gains (Losses) on Securities Available-for-Sale
Beginning balance	$(11,683)	$(14,369)	$(14,287)	$(13,235)
Other comprehensive income (loss), net of tax	764	128	3,368	(1,006)
Net current period other comprehensive income (loss)	764	128	3,368	(1,006)
Ending balance	$(10,919)	$(14,241)	$(10,919)	$(14,241)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024.

NOTE 10 — Subsequent Event

Subsequent to the balance sheet date, the Company executed a lease agreement for a new headquarters at 300 Jericho Quadrangle, Jericho, New York, adjacent to its current headquarters that is anticipated to commence in the fourth quarter of 2026. The 50,000 square-foot space spans two floors and will feature a private entrance as well as indoor space and 16,000 square feet of outdoor space for employees, clients, and Company events. The lease has a term of 12.5 years and annual contractual lease payments of approximately $1.7 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our customers;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses;

●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legislative, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of June 30, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $8.0 million that was individually analyzed and one collateral dependent commercial loan secured by business assets totaling $736 thousand that was individually analyzed, with no associated specific reserve on either loan on the Consolidated Statements of Financial Condition.

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

We currently have lending clients in 32 states and our larger markets include California, New York and Texas. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9.5% variable rate asset yield on these commercial loans for the quarter ended June 30, 2025. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.43 of low-cost (our cost of funds for the quarter ended June 30, 2025 is 98 basis points) core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in the litigation vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $944.4 million, or 53%, of total deposits at June 30, 2025. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $373 million at June 30, 2025, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. The payment processing (merchant acquiring) market will continue to be a growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 11% on a compound annual growth rate from 2020 to 2024 with payment volumes or TAM of $11.6 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our industry track record, extensive in-house experience, strong relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across approximately 92,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $10 billion in credit and debit card processing volume across 153 million transactions in the quarter ended June 30, 2025.

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

The success of our national litigation and payment processing verticals coupled with our focus on branchless technology has led to industry leading performance. For the quarter ended June 30, 2025, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.37% and 18.74%, respectively; industry leading net interest margin of 6.03%; strong efficiency ratio of 47.6%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 17% of total revenue (our payment processing vertical has a compound annual growth rate of 14% since 2020). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 68% of our loans being variable rate and tied to prime, with interest rate floors in place on 90% of our variable rate loan portfolio, solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.04 billion, or 58% of deposits, with no outstanding borrowings, positions our Company for future growth and success.

Recent Developments. On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” (“The Act”) into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development (“R&D”) expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Assets.  Our total assets were $2.06 billion at June 30, 2025, an increase of $167.5 million, or 8.8%, from $1.89 billion at December 31, 2024, due to growth in loans held for investment of $97.6 million, or 7.0%, increases in cash and cash equivalents of $36.6 million, or 29.0%, and increases in securities available-for-sale of $15.6 million, or 6.5%.

Loan Portfolio Analysis. At June 30, 2025, loans, net of deferred fees and unearned premiums, were $1.49 billion, or 83.9% of total deposits, compared to $1.40 billion, or 85.1% of total deposits, at December 31, 2024. The growth in loans was primarily driven by net production in commercial loans and to a lesser extent, multifamily loans. Commercial loans increased $87.3 million, or 9.5%, to $1.01 billion at June 30, 2025 from $920.6 million at December 31, 2024. Multifamily loans increased $11.3 million, or 3.2%, to $366.4 million at June 30, 2025 from $355.2 million at December 31, 2024.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	June 30,		December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$366,439	24.5%	$355,165	25.4%
Commercial real estate	91,166	6.1	87,038	6.2
1 – 4 family	10,093	0.7	14,665	1.1
Total real estate	467,698	31.3	456,868	32.7
Commercial	1,007,827	67.5	920,567	65.9
Consumer	18,584	1.2	19,339	1.4
Total loans held for investment	$1,494,109	100.0%	$1,396,774	100.0%
Deferred loan fees and unearned premiums, net	490		247
Allowance for credit losses	(19,407)		(20,979)
Loans held for investment, net	$1,475,192		$1,376,042

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	June 30,		December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$584,230	63.4%	$531,574	63.4%
Case cost lines of credit	198,070	21.5	185,204	22.1
Term loans	136,124	14.8	119,061	14.2
Total Commercial Litigation-Related	918,424	99.7	835,839	99.7
Consumer Litigation-Related:
Post-settlement consumer loans	2,959	0.3	2,716	0.3
Total Consumer Litigation-Related	2,959	0.3	2,716	0.3
Total Litigation-Related Loans	$921,383	100.0%	$838,555	100.0%

At June 30, 2025, our Litigation-Related loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $921.4 million, or 61.5% of our total loan portfolio, compared to $838.6 million, or 60.0% of our total loan portfolio at December 31, 2024. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $81.4 million and $748.8 million, respectively, at June 30, 2025.

Litigation-Related post-settlement consumer loans increased $243 thousand to $3.0 million as of June 30, 2025, from $2.7 million as of December 31, 2024.

Debt Securities Portfolio. Securities available-for-sale increased $15.6 million, or 6.5%, to $257.4 million at June 30, 2025 from $241.7 million at December 31, 2024, due to securities purchases of $31.1 million at current market interest rates and decreases in unrealized losses of $4.8 million, offset by securities paydowns of $20.1 million. Securities held-to-maturity decreased $4.2 million, or 6.1%, to $64.5 million at June 30, 2025 from $68.7 million at December 31, 2024, driven by paydowns of $4.1 million.

Funding. Total deposits increased $140.1 million, or 8.5%, to $1.78 billion at June 30, 2025 from $1.64 billion at December 31, 2024, primarily due to our focus on client acquisition and expansion/growth in our national litigation platform. Core deposits, which we define as total deposits excluding time deposits, totaled $1.78 billion at June 30, 2025, or 99.7% of total deposits, compared to $1.63 billion or 99.1% of total deposits at December 31, 2024. Litigation and payment processing deposits represent $1.49 billion, or 83.5%, of total deposits at June 30, 2025. Savings, NOW and money market deposits increased $78.9 million, or 7.0%, to $1.21 billion and noninterest bearing demand deposits increased $69.2 million, or 13.9%, to $567.2 million at June 30, 2025.

Core commercial relationship banking clients in our two national verticals represent approximately 75% of our $1.78 billion deposit base at June 30, 2025. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and settlement deposits represent $944.4 million, or 53.0%, of total deposits. As of June 30, 2025, uninsured deposits were $561.0 million, or 31%, of our total deposits of $1.78 billion, excluding $14.1 million of affiliate deposits held at the Bank. Approximately 75% of our uninsured deposits represent clients with full commercial relationship banking with us (commercial loans, payment processing, and other commercial service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of June 30, 2025, off-balance sheet sweep funds totaled approximately $373.1 million, of which approximately $349.7 million, or 93.7%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our core low-cost deposit growth and off-balance sheet client funds continue to clearly demonstrate our highly efficient, full service commercial relationship and tech-enabled cash management platform.

At June 30, 2025, we had the ability to borrow, on a secured basis, up to $456.1 million from the Federal Home Loan Bank of New York and $49.8 million from the Federal Reserve Bank of New York discount window. At June 30, 2025, we also had $17.5 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No borrowing amounts were outstanding during the second quarter of 2025. Historically, we have not leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $26.5 million to $263.6 million at June 30, 2025, from $237.1 million at December 31, 2024, primarily due to net income of $23.3 million and other comprehensive income of $3.4 million, as unrealized losses on our securities available-for-sale declined due to current short-term market interest rates, and amortization of share-based compensation of $2.3 million, partially offset by dividends declared to common stockholders of $3.0 million.

Asset Quality. Nonperforming assets totaled $8.7 million as of June 30, 2025, and consisted of one multifamily loan totaling $8.0 million and one commercial loan totaling $736 thousand. Nonperforming assets totaled $10.9 million as of December 31, 2024. We had no exposure to commercial office space, no construction loans, and $14.4 million in performing loans to the hospitality industry. The allowance for credit losses was $19.4 million, or 1.30% of total loans, as of June 30, 2025, as compared to $21.0 million, or 1.50% of total loans at December 31, 2024. During the current quarter, a $736 thousand commercial loan, net of a $3.3 million charge-off, was placed on nonaccrual and classified as substandard (previously reported as special mention in prior periods) due to further deterioration of its business performance. This commercial loan, made to a small business merchant, is uncorrelated to our primary commercial litigation lending platform and other commercial loans. Based on management’s evaluation of current credit risk in our loan portfolio (with a focus on multifamily and commercial loans) as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment (including, but not limited to, its potential impact on the New York metro multifamily real estate market), management believes the allowance for credit losses is adequate at June 30, 2025.

At June 30, 2025, special mention and substandard loans totaled $22.0 million and $8.7 million, respectively, compared to $4.0 million and $10.9 million, respectively, as of December 31, 2024. The $18.0 million increase in special mention balances primarily relates to two law firm related commercial loans totaling $15.7 million and a $6.1 million multifamily loan (to the same sponsor as the $8.0 million nonaccrual substandard loan), offset by the aforementioned merchant related commercial loan totaling $736 thousand that migrated to nonaccrual/substandard during the current quarter. The ratio of nonperforming loans to total loans and total assets was 0.58% and 0.42%, respectively, as of June 30, 2025, as compared to 0.78% and 0.58%, respectively, as of December 31, 2024. The allowance for credit losses to the nonperforming loans was 222% as of June 30, 2025, as compared to 192% as of December 31, 2024.

From a credit risk management perspective, the combined multifamily and CRE portfolio, excluding nonaccrual loans,  totaled $449.6 million and has a current weighted average debt service coverage ratio (“DSCR”) and an original loan-to value (“LTV”) (defined as unpaid principal balance as of June 30, 2025 divided by appraised value at origination) of approximately 1.58 and 55%, respectively. When further evaluating this population, loans maturing in (1) less than one year totaled $79.4 million and had a current weighted average DSCR and an original LTV of approximately 1.25 and 62%, respectively; and (2) one to two years totaled $59.8 million and had a current weighted average DSCR and an original LTV of approximately 1.39 and 66%, respectively.

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

	Three Months Ended June 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,462,401	$28,762	7.89%	$1,240,599	$24,216	7.85%
Securities, includes restricted stock	332,965	3,127	3.77%	253,328	2,023	3.21%
Interest earning cash and other	151,915	1,647	4.35%	87,025	1,146	5.30%
Total interest earning assets	1,947,281	33,536	6.91%	1,580,952	27,385	6.97%

NONINTEREST EARNING ASSETS	69,289			50,688

TOTAL AVERAGE ASSETS	$2,016,570			$1,631,640

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,178,058	$4,225	1.44%	$899,419	$2,932	1.31%
Time deposits	6,037	56	3.72%	11,702	130	4.47%
Total interest bearing deposits	1,184,095	4,281	1.45%	911,121	3,062	1.35%
Borrowings	42	1	9.55%	44	1	9.14%
Total interest bearing liabilities	1,184,137	4,282	1.45%	911,165	3,063	1.35%

NONINTEREST BEARING LIABILITIES
Demand deposits	562,056			499,348
Other liabilities	15,902			11,894
Total noninterest bearing liabilities	577,958			511,242
Stockholders' equity	254,475			209,233

TOTAL AVG. LIABILITIES AND EQUITY	$2,016,570			$1,631,640
Net interest income		$29,254			$24,322
Net interest spread			5.46%			5.62%
Net interest margin			6.03%			6.19%
Deposits (including noninterest bearing demand deposits)	$1,746,151	$4,281	0.98%	$1,410,469	$3,062	0.87%

	Six Months Ended June 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,428,689	$55,572	7.84%	$1,224,513	$47,605	7.82%
Securities, includes restricted stock	330,416	6,169	3.77%	239,752	3,628	3.04%
Interest earning cash and other	153,831	3,308	4.34%	84,382	2,225	5.30%
Total interest earning assets	1,912,936	65,049	6.86%	1,548,647	53,458	6.94%

NONINTEREST EARNING ASSETS	65,107			49,646

TOTAL AVERAGE ASSETS	$1,978,043			$1,598,293

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,156,200	$8,009	1.40%	$879,789	$6,030	1.38%
Time deposits	8,409	175	4.20%	11,372	241	4.26%
Total interest bearing deposits	1,164,609	8,184	1.42%	891,161	6,271	1.42%
Borrowings	43	2	9.38%	45	2	8.94%
Total interest bearing liabilities	1,164,652	8,186	1.42%	891,206	6,273	1.42%

NONINTEREST BEARING LIABILITIES
Demand deposits	548,693			488,184
Other liabilities	16,519			13,840
Total noninterest bearing liabilities	565,212			502,024
Stockholders' equity	248,179			205,063

TOTAL AVG. LIABILITIES AND EQUITY	$1,978,043			$1,598,293
Net interest income		$56,863			$47,185
Net interest spread			5.44%			5.52%
Net interest margin			5.99%			6.13%
Deposits (including noninterest bearing demand deposits)	$1,713,302	$8,184	0.96%	$1,379,345	$6,271	0.91%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$4,424	$122	$4,546	$7,812	$155	$7,967
Securities, includes restricted stock	720	384	1,104	1,561	980	2,541
Interest earning cash and other	736	(235)	501	1,549	(466)	1,083
Total interest income	5,880	271	6,151	10,922	669	11,591

Interest paid on:
Savings, NOW, money market deposits	994	299	1,293	1,898	81	1,979
Time deposits	(59)	(15)	(74)	(62)	(4)	(66)
Total deposits	935	284	1,219	1,836	77	1,913
Borrowings	—	—	—	—	—	—
Total interest expense	935	284	1,219	1,836	77	1,913
Change in net interest income	$4,945	$(13)	$4,932	$9,086	$592	$9,678

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General.  Net income increased $1.4 million, or 13.4%, to $11.9 million for the three months ended June 30, 2025 from $10.5 million for the three months ended June 30, 2024. The increase resulted from a $4.9 million increase in net interest income, and a $302 thousand increase in noninterest income, partially offset by $2.5 million increase in the provision for credit losses and a $1.8 million increase in noninterest expense.

Net Interest Income.  Net interest income increased $4.9 million, or 20.3%, to $29.3 million for the three months ended June 30, 2025 from $24.3 million for the three months ended June 30, 2024, due to a $6.2 million increase in interest income, partially offset by a $1.2 million increase in interest expense.

Our net interest margin of 6.03% decreased 16 basis points from the comparable period in 2024 primarily due to a $64.9 million increase in average interest earning cash balances to $151.9 million in the current quarter coupled with decreases in short-term market interest rates on these elevated balances. Average loan yields increased 4 basis points to 7.89% while average loans increased $221.8 million, or 17.9%, to $1.46 billion, primarily due to commercial loan growth of $211.3 million, or 27.5%, focused in our higher yielding law firm commercial loans. Average securities increased $79.6 million, or 31.4%, to $333.0 million as management elected to ratably purchase short duration agency mortgage-backed securities throughout 2024, in light of tempering commercial real estate growth, at commensurate risk adjusted yields. Average deposits increased $335.7 million, or 23.8%, to $1.75 billion, led by increases in escrow or IOLTA, money market (both commercial and personal) deposits and noninterest bearing demand deposits totaling $204.4 million, $114.8 million, and $62.7 million, respectively, when comparing the current quarter to the comparable quarter in 2024. Our cost of deposits, including noninterest bearing demand deposits, increased 11 basis points to 0.98% due to changes in deposit composition coupled with increases in short-term money market rates.

Interest Income.  Interest income increased $6.2 million, or 22.5%, to $33.5 million for the three months ended June 30, 2025 from $27.4 million for the three months ended June 30, 2024 and was attributable to increases in income on loans, securities and interest earning cash. Throughout 2024, management tempered multifamily and commercial real estate loan growth in response to the economic environment, replacing the growth with the purchases of short duration agency mortgage-backed securities. This decision further enhanced our liquidity profile and improved our securities to asset ratio to approximately 16% in the current quarter.

Loan interest income increased $4.5 million, or 18.8%, to $28.8 million for the three months ended June 30, 2025 from $24.2 million for the three months ended June 30, 2024. This increase was attributable to a $221.8 million, or 17.9%, increase in the average loan balance primarily due to growth in our higher yielding national litigation related loans totaling $227.3 million, or 34.8%, increasing total loan yields by 4 basis points to 7.89%. Overall, the commercial loan portfolio average balance increased $211.3 million to $980.5 million, driving commercial loan yields to 9.41%.

Securities interest income increased $1.1 million, or 54.6%, to $3.1 million in the current quarter with $720 thousand attributable to average volume increases and $384 thousand attributable to increases in average rate. Average securities increased $79.6 million, or 31.4%, to $333.0 million as management elected to ratably purchase short duration agency mortgage-backed securities throughout 2024, in light of tempering commercial real estate growth, at commensurate risk adjusted yields.

Income on interest earning cash increased $501 thousand to $1.6 million for the three months ended June 30, 2025 with $736 thousand attributable to average volume increases (funded with core deposits) offset by $235 thousand due to decreases in short-term rates. Average interest earning cash balances increased $64.9 million, or 74.6%, to $151.9 million, negatively impacting our net interest margin as compared to the comparable period in 2024.

Interest Expense.  Interest expense increased $1.2 million, or 39.8%, to $4.3 million for the three months ended June 30, 2025 from $3.1 million for the three months ended June 30, 2024, with $935 thousand attributable to increases in average deposit balances (primarily IOLTA and money market) and $284 thousand attributable to increases in short-term rates (primarily money market). Average deposits increased $335.7 million, or 23.8%, to $1.75 billion, led by increases in escrow or IOLTA, money market (both commercial and personal) deposits and noninterest bearing demand deposits totaling $204.4 million, $114.8 million, and $62.7 million, respectively, when comparing the three months ended June 30, 2025 to the prior year period.

Provision for Credit Losses.  Our provision for credit losses was $3.5 million for the three months ended June 30, 2025, an increase of $2.5 million from the $1.0 million provision for the three months ended June 30, 2024. The increase was primarily driven by a $3.3 million charge-off on a small business merchant related commercial loan that was placed on nonaccrual totaling $736 thousand. This nonaccrual loan was previously reported as special mention in prior periods. As of June 30, 2025, our allowance to loans ratio was 1.30% as compared to 1.47% as of June 30, 2024. Based on management’s evaluation of current credit risk in our loan portfolio (with a focus on multifamily and commercial loans) as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment (including, but not limited to, its potential impact on the New York metro multifamily real estate market), management believes the allowance for credit losses is adequate at June 30, 2025.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$4,950	$5,140	$(190)	(3.7)%
ACH income	157	182	(25)	(13.7)
Total payment processing fees	5,107	5,322	(215)	(4.0)
Customer related fees, service charges and other:
Administrative service income	643	620	23	3.7
Gain on equity investment	432	—	432	NA
Other	395	333	62	18.6
Total customer related fees, service charges and other	1,470	953	517	54.2
Total noninterest income	$6,577	$6,275	$302	4.8%

Payment processing income was $5.1 million for the quarter ended June 30, 2025, a $215 thousand decrease from the same period in 2024, primarily due to changes in our overall merchant risk profile and composition. Payment processing volumes for the credit and debit card processing platform increased $855.3 million, or 9.2%, to $10.1 billion while transactions volume totaled 152.9 million for the quarter ended June 30, 2025. We continue to focus on the expansion of sales channels through ISOs, prudently managing risk while focusing on new merchant originations, increasing overall volumes as well as risk profiles, and expanding our technology and other resources in the payment vertical. The Company utilizes proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, supports multiple processing platforms, manages daily risk across 92,000 small business merchants in all 50 states, and performs commercial treasury clearing services for $10.1 billion in volume across 152.9 million in transactions in the quarter ended June 30, 2025. ASP fee income remained relatively flat totaling $643 thousand for the second quarter of 2025. ASP fee income is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Off-balance sheet sweep funds totaled $373.1 million at June 30, 2025, demonstrating the continued strength of our branchless core business model. Other income increased $62 thousand, or 18.6%, to $395 thousand due to increases in loan and other banking fees. During the quarter, we recognized a $432 thousand deferred gain on the 2023 sale of our Litify fintech investment as all remaining contingencies were resolved.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$10,216	$9,525	$691	7.3%
Occupancy and equipment	1,168	1,156	12	1.0
Professional and consulting services	1,291	857	434	50.6
FDIC and regulatory assessments	293	233	60	25.8
Advertising and marketing	811	881	(70)	(7.9)
Travel and business relations	303	180	123	68.3
Data processing	2,060	1,722	338	19.6
Other operating expenses	920	678	242	35.7
Total noninterest expense	$17,062	$15,232	$1,830	12.0%

Employee compensation and benefits costs increased primarily due increases in sales commissions, bonuses, year-end stock grants and related stock-based compensation, and, to a lesser extent, the impact of year end salary and benefits increases. The increase in sales related commissions is directly related to our regional business development officer (“BDO”) strategy and their success in the litigation market, attracting full-service commercial banking clients nationally and directly impacting commercial lending and core-deposit growth. Professional and consulting services costs increased due to continuously evaluating business development opportunities in our national verticals, and professional search costs related to staffing needs for our Los Angeles private banking branch (scheduled to open this summer). Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Other operating costs increased due to increases in recruiting, training and other client development costs. Travel and business relations expenses increased as a result of our high touch sales efforts that complement our digital marketing efforts.

Income Tax Expense.  We recorded income tax expense of $3.4 million for the three months ended June 30, 2025, reflecting an effective tax rate of 22.0%, compared to $3.9 million, or 27.0%, for the three months ended June 30, 2024. The decrease in the effective tax rate resulted from certain discrete tax benefits related to share-based compensation, specifically the exercise of stock options.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General.  Net income increased $2.8 million, or 13.4%, to $23.3 million for the six months ended June 30, 2025 from $20.5 million for the six months ended June 30, 2024. The increase resulted from a $9.7 million increase in net interest income, partially offset by a $4.0 million increase in noninterest expense and a $3.0 million increase in the provision for credit losses.

Net Interest Income.  Net interest income increased $9.7 million, or 20.5%, to $56.9 million for the six months ended June 30, 2025 from $47.2 million for the six months ended June 30, 2024, due to a $11.6 million increase in interest income, partially offset by a $1.9 million increase in interest expense.

Our net interest margin of 5.99% decreased 14 basis points from the comparable period in 2024 primarily due to a $69.4 million increase in average interest earning cash balances to $153.8 million for the current period coupled with decreases in short-term market interest rates on these elevated balances. Average loan yields increased 2 basis points to 7.84% while average loans increased $204.2 million, or 16.7%, to $1.43 billion, primarily due to commercial loan growth of $199.6 million, or 26.5%, focused in our higher yielding law firm commercial loans. Average securities increased $90.7 million, or 37.8%, to $330.4 million as management elected to ratably purchase short duration agency mortgage-backed securities throughout 2024, in light of tempering commercial real estate growth, at commensurate risk adjusted yields. Average deposits increased $334.0 million, or 24.2%, to $1.71 billion, led by increases in escrow or IOLTA, money market (both commercial and personal) deposits and noninterest bearing demand deposits totaling $232.0 million, $99.9 million, and $60.5 million, respectively, when comparing the current period to the comparable period in 2024. Our cost of deposits, including noninterest bearing demand deposits, increased 5 basis points to 0.96% due to changes in deposit composition coupled with increases in short-term money market rates.

Interest Income.  Interest income increased $11.6 million, or 21.7%, to $65.0 million for the six months ended June 30, 2025 from $53.5 million for the six months ended June 30, 2024 and was attributable to increases in income on loans, securities and interest earning cash. Throughout 2024, management tempered multifamily and commercial real estate loan growth in response to the economic environment, replacing the growth with the purchases of short duration agency mortgage-backed securities. This decision further enhanced our liquidity profile and improved our securities to asset ratio to approximately 16% in the current quarter.

Loan interest income increased $8.0 million, or 16.7%, to $55.6 million for the six months ended June 30, 2025 from $47.6 million for the six months ended June 30, 2024. This increase was attributable to a $204.2 million, or 16.7%, increase in the average loan balance primarily due to growth in our higher yielding national litigation related loans totaling $221.4 million, or 34.9%, increasing loan yields by 2 basis points to 7.84%. Overall, the commercial loan portfolio average balance increased $199.6 million to $951.7 million, driving commercial loan yields to 9.41% for the six months ended June 30, 2025.

Securities interest income increased $2.5 million, or 70.0%, to $6.2 million for the six months ended June 30, 2025 with $1.6 million attributable to average volume increases and $980 thousand attributable to increases in average rate. Average securities increased $90.7 million, or 37.8%, to $330.4 million as management elected to ratably purchase short duration agency mortgage-backed securities throughout 2024, in light of tempering commercial real estate growth, at commensurate risk adjusted yields.

Income on interest earning cash increased $1.1 million to $3.3 million for the six months ended June 30, 2025  with $1.5 million attributable to average volume increases (funded with core deposits), offset by $466 thousand due to decreases in short-term rates. Average interest earning cash balances increased $69.4 million, or 82.3%, to $153.8 million, negatively impacting our net interest margin as compared to the comparable period in 2024.

Interest Expense.  Interest expense increased $1.9 million, or 30.5%, to $8.2 million for the six months ended June 30, 2025 from $6.3 million for the six months ended June 30, 2024, with $1.8 million attributable to increases in average deposit balances (primarily IOLTA and money market)  and $77 thousand attributable to increases in short-term rates (primarily money market). Average deposits increased $334.0 million, or 24.2%, to $1.71 billion, led by increases in escrow or IOLTA, money market (both commercial and personal) deposits and noninterest bearing demand deposits totaling $232.0 million, $99.9 million, and $60.5 million, respectively, when comparing the six months ended June 30, 2025 to the prior year period.

Provision for Credit Losses.  Our provision for credit losses was $5.0 million for the six months ended June 30, 2025, an increase of $3.0 million from the $2.0 million provision for the six months ended June 30, 2024. This increase was primarily driven by $6.2 million in charge-offs consisting of a small business merchant related commercial loan totaling $3.3 million (currently on nonaccrual for $736 thousand and previously classified as special mention) and a $2.9 million charge-off in the first quarter of 2025 on an $8.0 million nonaccrual multifamily loan. As of June 30, 2025, our allowance to loans ratio was 1.30% as compared to 1.47% as of June 30, 2024. Based on management’s evaluation of current credit risk in our loan portfolio (with a focus on multifamily and commercial loans) as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment (including, but not limited to, its potential impact on the New York metro multifamily real estate market), management believes the allowance for credit losses is adequate at June 30, 2025.

Noninterest Income.  Noninterest income information is as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$9,700	$10,240	$(540)	(5.3)%
ACH income	319	378	(59)	(15.6)
Total payment processing fees	10,019	10,618	(599)	(5.6)
Customer related fees, service charges and other:
Administrative service income	1,523	1,366	157	11.5
Gain on equity investment	432	—	432	NA
Other	754	680	74	10.9
Total customer related fees, service charges and other	2,709	2,046	663	32.4
Total noninterest income	$12,728	$12,664	$64	0.5%

Payment processing income was $10.0 million for the six months ended June 30, 2025, a $599 thousand decrease from the same period in 2024, primarily due to changes in our overall merchant risk profile and composition. Payment processing volumes for the credit and debit card processing platform increased $1.5 billion, or 8.6%, to $19.4 billion while transactions volume totaled 293.3 million for the six months ended June 30, 2025. ASP fee income increased $157 thousand to $1.5 million for the six months ended June 30, 2025 as compared to the same period in 2024. ASP fee income is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Other income increased $74 thousand, or 10.9%, to $754 thousand due to increases in loan and other banking fees. During the current quarter, we recognized a $432 thousand deferred gain on the 2023 sale of our Litify fintech investment as all remaining contingencies were resolved.

Noninterest Expense.  Noninterest expense information is as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$20,281	$18,686	$1,595	8.5%
Occupancy and equipment	2,300	2,083	217	10.4
Professional and consulting services	2,555	1,808	747	41.3
FDIC and regulatory assessments	563	455	108	23.7
Advertising and marketing	1,662	1,753	(91)	(5.2)
Travel and business relations	609	458	151	33.0
Data processing	3,980	3,233	747	23.1
Other operating expenses	1,860	1,324	536	40.5
Total noninterest expense	$33,810	$29,800	$4,010	13.5%

Employee compensation and benefits costs increased primarily due increases in sales commissions, bonuses, year-end stock grants and related stock-based compensation, and, to a lesser extent, the impact of year end salary and benefits increases. The increase in sales related commissions is directly related to our regional BDO strategy and their success in the litigation market, attracting full-service commercial banking clients nationally and directly impacting commercial lending and core-deposit growth. Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Professional and consulting services costs increased due to continuously evaluating business development opportunities in our national verticals, increased insurance and accounting costs, and costs related to staffing needs for our Los Angeles private banking branch. Other operating costs increased due to increases in regulatory expenses and other client development costs. Occupancy and equipment costs increased due to amortization of internally developed software to support our digital marketing and risk management platforms and rent commencement related to our Los Angeles private banking branch. Travel and business relations expenses increased as a result of our high touch sales efforts that complement our digital marketing efforts and additional travel related to the opening of our Los Angeles private banking branch.

Income Tax Expense.  We recorded income tax expense of $7.5 million for the six months ended June 30, 2025, reflecting an effective tax rate of 24.3%, compared to $7.5 million, or 26.8%, for the six months ended June 30, 2024. The decrease in the effective tax rate resulted from certain discrete tax benefits related to share-based compensation, specifically the exercise of stock options.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning June 30, 2025.

	June 30,
	2025
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$162,718	$27,143
200	153,291	17,716
100	143,805	8,230
0	135,575	—
-100	128,524	(7,051)
-200	120,732	(14,843)
-300	112,695	(22,880)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2025.

	June 30,
	2025
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$475,792	$67,058
200	456,638	47,904
100	433,952	25,218
0	408,734	—
-100	375,347	(33,387)
-200	335,179	(73,555)
-300	288,864	(119,870)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $163.0 million.

At June 30, 2025, through pledging of our securities and certain loans, we had the ability to borrow, on a secured basis, up to $456.1 million from the FHLB of New York and $49.8 million from the FRB of New York discount window. At June 30, 2025, we also had $17.5 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of June 30, 2025.

At June 30, 2025, our off-balance sheet sweeps funds totaled $373.1 million, of which $349.7 million, or 93.7%, was available to be swept on balance sheet as reciprocal client deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.04 billion at June 30, 2025, or 58% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, correspondent bank lines or through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2025, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2025
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.11%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.89%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.89%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.06%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2025, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the three months ended June 30, 2025 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2025 through April 30, 2025	—	$—	—	257,694
May 1, 2025 through May 31, 2025	—	—	—	257,694
June 1, 2025 through June 30, 2025	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share
April 1, 2025 through April 30, 2025	—	$—
May 1, 2025 through May 31, 2025	—	—
June 1, 2025 through June 30, 2025	—	—

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 8, 2025	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: August 8, 2025	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer