Form 10-Q
period 2025-09-30
Esquire Financial Holdings, Inc.
filed 2025-11-07
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2025, there were 8,565,491 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$240,759	$126,329
Securities available-for-sale, at fair value	265,132	241,746
Securities held-to-maturity, at cost (fair value of $57,202 and $60,931, at September 30, 2025 and December 31, 2024, respectively)	62,288	68,660
Securities, restricted, at cost	3,173	3,034

Loans held for investment	1,546,980	1,397,021
Less: allowance for credit losses	(21,119)	(20,979)
Loans, net of allowance	1,525,861	1,376,042
Premises and equipment, net	4,408	2,436
Accrued interest receivable	11,689	10,124
Other assets	71,001	64,132
Total assets	$2,184,311	$1,892,503

Liabilities:
Deposits:
Demand	$605,533	$497,958
Savings, NOW and money market	1,267,850	1,130,174
Time	6,057	14,104
Total deposits	1,879,440	1,642,236

Accrued expenses and other liabilities	25,644	13,173
Total liabilities	1,905,084	1,655,409

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,684,389 and 8,473,651 shares issued, respectively; and 8,565,491 and 8,354,753 shares outstanding, respectively	87	85
Additional paid-in capital	108,508	104,052
Retained earnings	185,821	152,932
Accumulated other comprehensive loss	(9,501)	(14,287)
Treasury stock at cost (118,898 and 118,898 shares, respectively)	(5,688)	(5,688)
Total stockholders’ equity	279,227	237,094
Total liabilities and stockholders’ equity	$2,184,311	$1,892,503

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans held for investment	$30,839	$25,122	$86,411	$72,727
Securities, includes restricted stock	3,244	2,389	9,413	6,017
Interest earning cash and other	2,048	1,620	5,356	3,845
Total interest income	36,131	29,131	101,180	82,589

Interest expense:
Savings, NOW and money market deposits	4,739	3,129	12,748	9,159
Time deposits	52	143	227	384
Borrowings	1	1	3	3
Total interest expense	4,792	3,273	12,978	9,546

Net interest income	31,339	25,858	88,202	73,043
Provision for credit losses	1,750	1,000	6,775	3,000
Net interest income after provision for credit losses	29,589	24,858	81,427	70,043

Noninterest income:
Payment processing fees	5,069	5,169	15,088	15,787
Administrative service income	731	658	2,254	2,024
Customer related fees, service charges and other	433	235	1,619	915
Total noninterest income	6,233	6,062	18,961	18,726

Noninterest expense:
Employee compensation and benefits	10,852	9,525	31,133	28,211
Occupancy and equipment	1,153	977	3,453	3,060
Professional and consulting services	1,471	955	4,026	2,763
FDIC and regulatory assessments	284	236	847	691
Advertising and marketing	974	949	2,636	2,702
Travel and business relations	488	264	1,097	722
Data processing	2,272	1,690	6,252	4,923
Other operating expenses	866	762	2,726	2,086
Total noninterest expense	18,360	15,358	52,170	45,158

Net income before income taxes	17,462	15,562	48,218	43,611
Income tax expense	3,405	4,202	10,864	11,706

Net income	$14,057	$11,360	$37,354	$31,905

Earnings per share
Basic	$1.74	$1.45	$4.65	$4.09
Diluted	$1.62	$1.34	$4.32	$3.78

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$14,057	$11,360	$37,354	$31,905
Other comprehensive income:
Unrealized gains arising during the period on securities available-for-sale	1,930	5,410	6,779	4,022
Tax effect	(512)	(1,488)	(1,993)	(1,106)
Total other comprehensive income	1,418	3,922	4,786	2,916
Total comprehensive income	$15,475	$15,282	$42,140	$34,821

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2025	—	8,499,559	$—	$86	$106,811	$173,266	$(10,919)	$(5,688)	$263,556
Net income	—	—	—	—	—	14,057	—	—	14,057
Other comprehensive income	—	—	—	—	—	—	1,418	—	1,418
Exercise of stock options, net of repurchases (7,738 shares)	—	68,624	—	1	394	—	—	—	395
Restricted stock forfeitures	—	(2,692)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,303	—	—	—	1,303
Cash dividends declared to common stockholders ($0.175 per share)	—	—	—	—	—	(1,502)	—	—	(1,502)
Balance at September 30, 2025	—	8,565,491	$—	$87	$108,508	$185,821	$(9,501)	$(5,688)	$279,227

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2024	—	8,292,948	$—	$84	$101,815	$132,320	$(14,241)	$(2,567)	$217,411
Net income	—	—	—	—	—	11,360	—	—	11,360
Other comprehensive income	—	—	—	—	—	—	3,922	—	3,922
Exercise of stock options, net of repurchases (6,063 shares)	—	30,569	—	—	188	—	—	—	188
Restricted stock forfeitures	—	(3,200)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	933	—	—	—	933
Cash dividends declared to common stockholders ($0.15 per share)	—	—	—	—	—	(1,246)	—	—	(1,246)
Balance at September 30, 2024	—	8,320,317	$—	$84	$102,936	$142,434	$(10,319)	$(2,567)	$232,568

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2025	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	37,354	—	—	37,354
Other comprehensive income	—	—	—	—	—	—	4,786	—	4,786
Exercise of stock options, net of repurchases (23,765 shares)	—	177,804	—	2	873	—	—	—	875
Restricted stock grants, net of forfeitures (2,692 shares)	—	32,934	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,583	—	—	—	3,583
Cash dividends declared to common stockholders ($0.525 per share)	—	—	—	—	—	(4,465)	—	—	(4,465)
Balance at September 30, 2025	—	8,565,491	$—	$87	$108,508	$185,821	$(9,501)	$(5,688)	$279,227

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2024	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	31,905	—	—	31,905
Other comprehensive income	—	—	—	—	—	—	2,916	—	2,916
Exercise of stock options, net of repurchases (6,320 shares)	—	41,728	—	—	361	—	—	—	361
Restricted stock forfeitures	—	(3,200)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,862	—	—	—	2,862
Cash dividends declared to common stockholders ($0.45 per share)	—	—	—	—	—	(3,732)	—	—	(3,732)
Shares received related to tax withholding	—	(6,059)	—	—	—	—	—	(299)	(299)
Balance at September 30, 2024	—	8,320,317	$—	$84	$102,936	$142,434	$(10,319)	$(2,567)	$232,568

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$37,354	$31,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,775	3,000
Depreciation and amortization of premises and equipment	849	622
Stock compensation expense	3,583	2,862
Gain on equity investment	(432)	—
Net amortization (accretion):
Securities	357	272
Loans	(80)	(437)
Right of use asset	563	422
Software	1,351	1,422
Changes in other assets and liabilities:
Accrued interest receivable	(1,565)	(582)
Other assets	(8,812)	(11,244)
Operating lease liability	(670)	(535)
Accrued expenses and other liabilities	3,774	2,820
Net cash provided by operating activities	43,047	30,527
Cash flows from investing activities:
Net change in loans	(156,514)	(89,773)
Purchases of securities available-for-sale	(38,471)	(102,701)
Principal repayments on securities available-for-sale	30,712	17,175
Principal repayments on securities held-to-maturity	6,296	6,130
Purchases of securities, restricted	(139)	(106)
Proceeds from equity investment	1,232	1,467
Purchase of equity investment	(700)	(3,524)
Purchases of premises and equipment	(2,821)	(630)
Development of capitalized software	(2,064)	(1,741)
Net cash used in investing activities	(162,469)	(173,703)
Cash flows from financing activities:
Net increase in deposits	237,204	129,096
Decrease in borrowings	(2)	(1)
Exercise of stock options, net of repurchases	875	361
Tax withholding payments for vested equity awards	—	(299)
Cash dividends paid to common stockholders	(4,225)	(3,527)
Net cash provided by financing activities	233,852	125,630
Increase (decrease) in cash and cash equivalents	114,430	(17,546)
Cash and cash equivalents at beginning of the period	126,329	165,209
Cash and cash equivalents at end of the period	$240,759	$147,663

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,980	$9,554
Taxes	15,835	13,352
Noncash transactions:
Dividends declared but not paid	240	205
Securities purchased but not yet settled	(9,129)	—
Exchange of noncash instruments	—	(300)

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2024 and 2023. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

Subsequent Events

The Company has evaluated events for recognition and disclosure through the date of issuance.

Investment in Variable Interest Entities

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a  variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. Gains or losses on this investment are the result of changes in projected cash flows from the VIE’s loan portfolio based on expected claim settlements and the Company’s exposure is limited to its investment. For the three and nine months ended September 30, 2025, the Company did not recognize an equity method gain or loss on its investment. For the three months ended September 30, 2024, the Company did not recognize an equity method gain or loss on its investment. For the nine months ended September 30, 2024, the Company recognized an equity method loss of approximately $500 thousand on its investment. As of September 30, 2025, the investment’s carrying amount was $9.0 million with a remaining life of 3.5 years, and a carrying amount of $9.4 million as of December 31, 2024.

During 2024 and 2025, the Company invested cash in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize an equity method gain or loss on its investment. The investment’s carrying amount was $4.8 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively and there are no remaining unfunded commitments as of September 30, 2025. There were no fundings for the three months ended September 30, 2025 and September 30, 2024. The Company funded $700 thousand and $3.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$98,566	$60	$(12,848)	$85,778
Collateralized mortgage obligations ("CMOs") – agency	179,492	1,374	(1,512)	179,354
Total available-for-sale	$278,058	$1,434	$(14,360)	$265,132

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$62,288	$23	$(5,109)	$57,202
Total held-to-maturity	$62,288	$23	$(5,109)	$57,202

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$103,009	$—	$(17,057)	$85,952
CMOs – agency	158,442	271	(2,919)	155,794
Total available-for-sale	$261,451	$271	$(19,976)	$241,746

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$68,660	$—	$(7,729)	$60,931
Total held-to-maturity	$68,660	$—	$(7,729)	$60,931

Mortgage-backed securities included all pass-through certificates guaranteed by FHLMC, FNMA, or GNMA and the CMOs are backed by government agency pass-through certificates. CMOs, by virtue of the underlying residential collateral or structure, are fixed rate current pay sequentials. As actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations, these securities are not considered to have a single maturity date.

There were no sales or calls of securities for the three and nine months ended September 30, 2025 and 2024.

At September 30, 2025, securities having a fair value of $262.7 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $244.7 million. At December 31, 2024, securities having a fair value of $249.6 million were pledged to the FHLB for borrowing capacity totaling $232.3 million. At September 30, 2025 and December 31, 2024, the Company had no outstanding FHLB advances.

At September 30, 2025, securities having a fair value of $50.5 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $48.9 million. At December 31, 2024, securities having a fair value of $53.0 million were pledged to the FRB for borrowing capacity totaling $51.4 million. At September 30, 2025 and December 31, 2024, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$2,789	$(3)	$73,991	$(12,845)	$76,780	$(12,848)
CMOs – agency	278	—	22,129	(1,512)	22,407	(1,512)
Total available-for-sale	$3,067	$(3)	$96,120	$(14,357)	$99,187	$(14,360)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$53,578	$(5,109)	$53,578	$(5,109)
Total held-to-maturity	$—	$—	$53,578	$(5,109)	$53,578	$(5,109)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$6,341	$(84)	$79,610	$(16,973)	$85,951	$(17,057)
CMOs – agency	94,642	(998)	10,729	(1,921)	105,371	(2,919)
Total available-for-sale	$100,983	$(1,082)	$90,339	$(18,894)	$191,322	$(19,976)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)
Total held-to-maturity	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at September 30, 2025.

As of September 30, 2025 and December 31, 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of September 30, 2025 and December 31, 2024.

Accrued interest receivable on securities totaling $1.1 million at September 30, 2025 and $1.1 million at December 31, 2024, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	September 30,	December 31,
	2025	2024

	(In thousands)
Real estate:
Multifamily	$365,309	$355,165
Commercial real estate	105,634	87,038
1 – 4 family	10,013	14,665
Total real estate	480,956	456,868
Commercial	1,048,589	920,567
Consumer	17,181	19,339
Total loans held for investment	1,546,726	1,396,774
Deferred fees and unearned premiums, net	254	247
Allowance for credit losses	(21,119)	(20,979)
Loans held for investment, net	$1,525,861	$1,376,042

The following tables present the activity in the allowance for credit losses by class for the three months ending September 30, 2025 and September 30, 2024:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
September 30, 2025
Allowance for credit losses:
Beginning balance	$5,013	$681	$37	$12,910	$766	$19,407
Provision (credit) for credit losses	538	127	(1)	1,072	14	1,750
Recoveries	—	—	—	—	1	1
Loans charged-off	(27)	—	—	—	(12)	(39)
Total ending allowance balance	$5,524	$808	$36	$13,982	$769	$21,119

September 30, 2024
Allowance for credit losses:
Beginning balance	$3,403	$744	$55	$13,535	$784	$18,521
Provision (credit) for credit losses	(4)	(33)	(1)	1,154	(116)	1,000
Recoveries	—	—	—	—	1	1
Loans charged-off	—	—	—	—	(71)	(71)
Total ending allowance balance	$3,399	$711	$54	$14,689	$598	$19,451

The following tables present the activity in the allowance for credit losses by class for the nine months ending September 30, 2025 and September 30, 2024:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total
September 30, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$14,283	$837	$20,979
Provision (credit) for credit losses	3,683	117	63	2,949	(37)	6,775
Recoveries	—	—	—	—	26	26
Loans charged-off	(3,275)	—	(79)	(3,250)	(57)	(6,661)
Total ending allowance balance	$5,524	$808	$36	$13,982	$769	$21,119

September 30, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	163	(112)	(4)	2,633	320	3,000
Recoveries	—	—	—	—	25	25
Loans charged-off	—	—	—	—	(205)	(205)
Total ending allowance balance	$3,399	$711	$54	$14,689	$598	$19,451

As of September 30, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7.9 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve for either loan on the Consolidated Statements of Financial Condition. As of December 31, 2024, there was one collateral dependent multifamily loan secured by real estate totaling $10.9 million, with no associated specific reserve on the Consolidated Statements of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of September 30, 2025 and December 31, 2024:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
September 30, 2025
Multifamily	$—	$—	$—	$7,910	$7,910	$357,399	$365,309
Commercial real estate	—	—	—	—	—	105,634	105,634
1 – 4 family	—	—	—	—	—	10,013	10,013
Commercial	—	—	—	736	736	1,047,853	1,048,589
Consumer	4	—	—	—	4	17,177	17,181
Total	$4	$—	$—	$8,646	$8,650	$1,538,076	$1,546,726

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$344,225	$355,165
Commercial real estate	—	—	—	—	—	87,038	87,038
1 – 4 family	—	—	—	—	—	14,665	14,665
Commercial	—	2	—	—	2	920,565	920,567
Consumer	—	—	—	—	—	19,339	19,339
Total	$—	$2	$—	$10,940	$10,942	$1,385,832	$1,396,774

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	September 30, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$28,036	$26,460	$104,720	$26,245	$99,490	$66,541	$—	$—	$351,492
Special Mention	—	—	—	—	6,053	—	—	—	6,053
Substandard	7,910	—	—	—	—	—	—	—	7,910
Doubtful	—	—	—	—	—	—	—	—	—
Total	35,946	26,460	104,720	26,245	105,543	66,541	—	—	365,455
Current period gross charge-offs	—	—	—	—	—	3,275	—	—	3,275

Commercial real estate:
Pass	23,467	1,811	2,844	56,828	6,863	13,793	—	—	105,606
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	23,467	1,811	2,844	56,828	6,863	13,793	—	—	105,606
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,793	—	8,227	—	—	10,020
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,793	—	8,227	—	—	10,020
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Commercial:
Pass	80,656	41,055	25,982	6,946	1,874	364	867,584	3,087	1,027,548
Special Mention	14,000	—	—	1,440	—	—	4,989	—	20,429
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	94,656	41,055	25,982	8,386	1,874	364	873,309	3,087	1,048,713
Current period gross charge-offs	—	—	—	—	—	—	3,250(1)	—	3,250(1)

Consumer:
Pass	1,761	917	2,977	1,181	—	1,002	6,847	2,501	17,186
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,761	917	2,977	1,181	—	1,002	6,847	2,501	17,186
Current period gross charge-offs	—	—	—	57	—	—	—	—	57

Total:
Pass	133,920	70,243	136,523	92,993	108,227	89,927	874,431	5,588	1,511,852
Special Mention	14,000	—	—	1,440	6,053	—	4,989	—	26,482
Substandard	7,910	—	—	—	—	—	736	—	8,646
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$155,830	$70,243	$136,523	$94,433	$114,280	$89,927	$880,156	$5,588	$1,546,980
Total current period gross charge-offs	$—	$—	$—	$57	$—	$3,354	$3,250(1)	$—	$6,661

(1)	Represents a commercial loan to a small business merchant.

	December 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$26,687	$104,953	$26,657	$107,510	$22,996	$55,583	$—	$—	$344,386
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,687	104,953	26,657	107,510	33,936	55,583	—	—	355,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,823	—	—	12,846	—	—	14,669
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,823	—	—	12,846	—	—	14,669
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	59,298	41,051	17,473	2,167	239	378	792,851	3,240	916,697
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	59,298	41,051	17,473	2,167	239	378	796,838	3,240	920,684
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Current period gross charge-offs	—	38	352	—	—	—	—	—	390

Total:
Pass	90,070	153,008	105,858	119,992	25,245	82,271	802,410	3,240	1,382,094
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$90,070	$153,008	$105,858	$119,992	$36,185	$82,271	$806,397	$3,240	$1,397,021
Total current period gross charge-offs	$—	$38	$352	$—	$—	$—	$—	$—	$390

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications to Borrowers Experiencing Financial Difficulty

During the three months ended September 30, 2025, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-significant payment delay. During the nine months ended September 30, 2025, the Company modified the terms of one $10.9 million multifamily loan which was restructured into two notes for $8.0 million and $2.9 million, respectively, with an extension resulting in an 18 month remaining term where the $2.9 million note was charged off and the $8.0 million note is at market terms.

During the three and nine months ended September 30, 2024, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-significant payment delay.

The following tables present the amortized cost of the one multifamily loan experiencing financial difficulty that was modified during the second quarter of 2025. The percentage of the amortized cost basis of the loan as compared to the amortized cost basis of total multifamily loans is also presented below:

	Nine Months Ended
	September 30, 2025
		Total
		Class of
	Term	Financing
	Extension	Receivable

	(Dollars in thousands)
Multifamily	$8,000	0.7%
Total	$8,000	0.7%

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of the loan that was modified in the last twelve months:

		30-59	60-89	90 Days
		Days	Days	or More
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
September 30, 2025
Multifamily	$7,910	$—	$—	$—	$7,910
Total	$7,910	$—	$—	$—	$7,910

The Company has not committed to lend any additional amounts to the borrower of the one multifamily loan experiencing financial difficulty.

Pledged Loans

At September 30, 2025, loans totaling $316.2 million were pledged to the FHLB for borrowing capacity totaling $215.1 million. At December 31, 2024, loans totaling $297.8 million were pledged to the FHLB for borrowing capacity totaling $199.4 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Payment processing fees:
Payment processing income	$4,900	$4,999	$14,600	$15,239
ACH income	169	170	488	548
Total payment processing fees	5,069	5,169	15,088	15,787
Customer related fees, service charges and other:
Administrative service income	731	658	2,254	2,024
Gain on equity investment (1)	—	—	432	—
Other	433	235	1,187	915
Total customer related fees, service charges and other	1,164	893	3,873	2,939
Total noninterest income	$6,233	$6,062	$18,961	$18,726

(1)	Represents a valuation adjustment not within the scope of ASC 606.

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

Under the plans, options are granted with an exercise price equal to the fair value of the Company’s stock at the date of the grant. Options granted vest over three to five years and have ten-year contractual terms. All options provide for accelerated vesting upon a change in control (as defined in the plans).

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

The following table presents a summary of the activity related to options for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	559,308	$24.72
Granted	—	—
Exercised	(201,569)	14.81
Forfeited	(734)	63.08
Expired	—	—
Outstanding at period end	357,005	$30.23	4.68
Vested or expected to vest	357,005	$30.23	4.68
Exercisable at period end	282,816	$22.92	3.71

The Company recognized compensation expense related to options of $188 thousand and $178 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company recognized compensation expense related to options of $557 thousand and $546 thousand for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, unrecognized compensation cost related to nonvested options was approximately $945 thousand and is expected to be recognized over a weighted average period of 1.75 years. The intrinsic value for outstanding options, net of expected forfeitures was $25.6 million at September 30, 2025. The intrinsic value for exercisable options was $22.4 million at September 30, 2025.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Intrinsic value of options exercised	$6,432	$1,658	$15,057	$2,035
Cash received from option exercises	395	188	875	361
Excess tax benefit from option exercises	1,488	161	2,635	246

The following table presents a summary of the activity related to restricted stock for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	414,114	$37.87
Granted	35,626	89.90
Vested	—	—
Forfeited	(2,692)	92.89
Outstanding at period end	447,048	$41.69

The Company recognized compensation expense related to restricted stock of $975 thousand and $755 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company recognized compensation expense related to restricted stock of $2.7 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $11.1 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.51 years.

The following table presents a summary of the activity related to PSUs for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	—	$—
Granted	19,474	85.32
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	19,474	$85.32
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	29,211	$85.32

The Company recognized compensation expense related to PSUs of $140 thousand for the three months ended September 30, 2025 and no PSU expense in the three months ended September 30, 2024. The Company recognized compensation expense related to PSUs of $358 thousand for the nine months ended September 30, 2025 and no PSU expense in the nine months ended September 30, 2024. As of September 30, 2025, there was $1.3 million of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.36 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)
Basic:
Net income	$14,057	$11,360	$37,354	$31,905
Weighted average shares outstanding	8,094,441	7,815,197	8,038,047	7,800,230
Basic earnings per share	$1.74	$1.45	$4.65	$4.09

Diluted:
Net income	$14,057	$11,360	$37,354	$31,905
Weighted average shares outstanding for basic earnings per share	8,094,441	7,815,197	8,038,047	7,800,230
Add: Dilutive effects of share based awards	595,689	688,769	608,351	639,763
Weighted average shares and dilutive potential shares	8,690,130	8,503,966	8,646,398	8,439,993
Diluted earnings per share	$1.62	$1.34	$4.32	$3.78

Share-based awards totaling 25,641 and 41,160 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2025, respectively, because they were anti-dilutive. Share-based awards totaling 44,156 and 49,496 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2024, respectively, because they were anti-dilutive.

NOTE 7 — Leases

The Company recognizes the present value of its operating lease payments related to its office facilities and retail branches as operating lease assets and corresponding lease liabilities on the Consolidated Statements of Financial Condition. These operating lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date in order to determine present value.

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

As of September 30, 2025, right of use (“ROU”) lease assets and related lease liabilities were $2.3 million and $2.5 million, respectively. As of December 31, 2024, ROU lease assets and related lease liabilities were $3.2 million and $3.5 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of September 30, 2025, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at September 30, 2025, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2025 (1)	$(118)
2026	988
2027	240
2028	248
2029	255
Thereafter	1,392
Total operating lease payments	3,005
Less: interest	555
Present value of operating lease liabilities	$2,450

(1)	The Company is entitled to a one-time tenant improvement allowance totaling $378 thousand.

In addition to the table above, as of September 30, 2025, the Company had an additional future operating lease commitment for its future corporate headquarters of approximately $24 million that has been executed but not yet commenced. This operating lease is expected to commence no earlier than the fourth quarter of 2026 with a lease term of 12.25 years.

	September 30,
	2025		2024
Weighted-average remaining lease term	6.30	years	2.17	years
Weighted-average discount rate	4.27%		3.29%

The components of total lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost	$194	$158	$639	$473
Short-term lease cost	33	34	79	93
Total lease cost	$227	$192	$718	$566

Cash paid for operating leases	$292	$232	$854	$679

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

	(In thousands)
September 30, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,778	$—
CMOs – agency	—	179,354	—
Total available-for-sale	$—	$265,132	$—

December 31, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,952	$—
CMOs – agency	—	155,794	—
Total available-for-sale	$—	$241,746	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2025 and 2024.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at September 30, 2025 and December 31, 2024:

	Fair Value Measurement at September 30, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$240,759	$240,759	$—	$—	$240,759
Securities, held-to-maturity	62,288	—	57,202	—	57,202
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,525,861	—	—	1,503,337	1,503,337
Accrued interest receivable	11,689	—	1,396	10,293	11,689

Financial Liabilities:
Time deposits	6,057	—	6,028	—	6,028
Demand and other deposits	1,873,383	1,873,383	—	—	1,873,383
Secured borrowings	40	—	—	40	40
Accrued interest payable	1	—	1	—	1

	Fair Value Measurement at December 31, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,329	$126,329	$—	$—	$126,329
Securities, held-to-maturity	68,660	—	60,931	—	60,931
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,376,042	—	—	1,351,736	1,351,736
Accrued interest receivable	10,124	—	1,139	8,985	10,124

Financial Liabilities:
Time deposits	14,104	—	14,083	—	14,083
Demand and other deposits	1,628,132	1,628,132	—	—	1,628,132
Secured borrowings	42	—	—	42	42
Accrued interest payable	25	—	25	—	25

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Unrealized Gains on Securities Available-for-Sale
Beginning balance	$(10,919)	$(14,241)	$(14,287)	$(13,235)
Other comprehensive income, net of tax	1,418	3,922	4,786	2,916
Net current period other comprehensive income	1,418	3,922	4,786	2,916
Ending balance	$(9,501)	$(10,319)	$(9,501)	$(10,319)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our customers;
●	the impact of the current federal government shutdown;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;

●	our ability to control costs and expenses;
●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legislative, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of September 30, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7.9 million that was individually analyzed and one collateral dependent commercial loan secured by business assets totaling $736 thousand that was individually analyzed, with no associated specific reserve on either loan on the Consolidated Statements of Financial Condition.

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

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended. Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities (as well as their owners and employees) on a national basis, and commercial and retail customers in the New York metropolitan market. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market areas (a subset of the New York and Los Angeles markets).

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

We currently have lending clients in 33 states and our larger markets include California, New York and Texas. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9.4% variable rate asset yield on these commercial loans for the quarter ended September 30, 2025. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.44 of low-cost core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in the litigation vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $1.02 billion, or 54%, of total deposits at September 30, 2025. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $412 million at September 30, 2025, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. The payment processing (merchant acquiring) market will continue to be a growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 11% on a compound annual growth rate from 2020 to 2024 with payment volumes or TAM of $11.7 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our industry track record, extensive in-house experience, strong relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across 93,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for $10 billion in volume across 152 million in transactions in the quarter ended September 30, 2025.

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

The success of our national litigation and payment processing verticals coupled with our focus on branchless technology has led to industry leading performance. For the quarter ended September 30, 2025, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.61% and 20.83%, respectively; industry leading net interest margin of 6.04%; strong efficiency ratio of 48.9%; and a diversified revenue stream as demonstrated by a strong net interest margin and stable fee income representing 17% of total revenue (our payment processing vertical has a compound annual growth rate of 14% since 2020). Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 68% of our loans being variable rate and tied to prime, with interest rate floors in place on 90% of our variable rate loan portfolio, solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.17 billion, or 62% of deposits, with no outstanding borrowings, positions our Company for future growth and success.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Assets.  Our total assets were $2.18 billion at September 30, 2025, an increase of $291.8 million, or 15.4%, from $1.89 billion at December 31, 2024, due to growth in loans held for investment of $150.0 million, or 10.7%, increases in cash and cash equivalents of $114.4 million, or 90.6%, and increases in securities available-for-sale of $23.4 million, or 9.7%.

Loan Portfolio Analysis. At September 30, 2025, loans, net of deferred fees and unearned premiums, were $1.55 billion, or 82.3% of total deposits, compared to $1.40 billion, or 85.1% of total deposits, at December 31, 2024. The growth in loans was primarily driven by net production in commercial loans and to a lesser extent, commercial real estate and multifamily loans. Commercial loans increased $128.0 million, or 13.9%, to $1.05 billion at September 30, 2025 from $920.6 million at December 31, 2024. Commercial real estate loans increased $18.6 million, or 21.4%, to $105.6 million at September 30, 2025 from $87.0 million at December 31, 2024. Multifamily loans increased $10.1 million, or 2.9%, to $365.3 million at September 30, 2025 from $355.2 million at December 31, 2024.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$365,309	23.6%	$355,165	25.4%
Commercial real estate	105,634	6.8	87,038	6.2
1 – 4 family	10,013	0.7	14,665	1.1
Total real estate	480,956	31.1	456,868	32.7
Commercial	1,048,589	67.8	920,567	65.9
Consumer	17,181	1.1	19,339	1.4
Total loans held for investment	$1,546,726	100.0%	$1,396,774	100.0%
Deferred loan fees and unearned premiums, net	254		247
Allowance for credit losses	(21,119)		(20,979)
Loans held for investment, net	$1,525,861		$1,376,042

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$617,178	62.0%	$531,574	63.4%
Case cost lines of credit	205,938	20.7	185,204	22.1
Term loans	169,956	17.0	119,061	14.2
Total Commercial Litigation-Related	993,072	99.7	835,839	99.7
Consumer Litigation-Related:
Post-settlement consumer loans	2,958	0.3	2,716	0.3
Total Consumer Litigation-Related	2,958	0.3	2,716	0.3
Total Litigation-Related Loans	$996,030	100.0%	$838,555	100.0%

At September 30, 2025, our Litigation-Related loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $996.0 million, or 64.4% of our total loan portfolio, compared to

$838.6 million, or 60.0% of our total loan portfolio at December 31, 2024. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $92.1 million and $844.3 million, respectively, at September 30, 2025.

Litigation-Related post-settlement consumer loans increased $242 thousand to $3.0 million as of September 30, 2025, from $2.7 million as of December 31, 2024.

Debt Securities Portfolio. Securities available-for-sale increased $23.4 million, or 9.7%, to $265.1 million at September 30, 2025 from $241.7 million at December 31, 2024, due to securities purchases of $47.6 million at current market interest rates and decreases in unrealized losses of $6.8 million, offset by portfolio amortization of primarily lower yielding securities of $30.7 million. Securities held-to-maturity decreased $6.4 million, or 9.3%, to $62.3 million at September 30, 2025 from $68.7 million at December 31, 2024, driven by portfolio amortization.

Funding. Total deposits increased $237.2 million, or 14.4% to $1.88 billion at September 30, 2025 from $1.64 billion at December 31, 2024, primarily due to our focus on client acquisition and expansion/growth in our national litigation platform. Core deposits, which we define as total deposits excluding time deposits, totaled $1.87 billion at September 30, 2025, or 99.7% of total deposits, compared to $1.63 billion or 99.1% of total deposits at December 31, 2024. Litigation and payment processing deposits represent $1.58 billion, or 84.1%, of total deposits at September 30, 2025. Savings, NOW and money market deposits increased $137.7 million, or 12.2%, to $1.27 billion and noninterest bearing demand deposits increased $107.6 million, or 21.6%, to $605.5 million at September 30, 2025.

Core commercial relationship banking clients in our two national verticals represent approximately 80% of our $1.88 billion deposit base at September 30, 2025. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and settlement deposits represent $1.02 billion, or 54.2%, of total deposits. As of September 30, 2025, uninsured deposits were $610.3 million, or 32%, of our total deposits of $1.88 billion, excluding $16.7 million of the Company’s deposits held at the Bank. Approximately 75% of our uninsured deposits represent clients with full commercial relationship banking with us (commercial loans, payment processing, and other commercial service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of September 30, 2025, off-balance sheet sweep funds totaled approximately $411.6 million, of which approximately $390.6 million, or 94.9%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our core low-cost deposit growth and off-balance sheet client funds continue to clearly demonstrate our highly efficient, full service commercial relationship and tech-enabled cash management platform.

At September 30, 2025, we had the ability to borrow, on a secured basis, up to $459.8 million from the Federal Home Loan Bank of New York and $48.9 million from the Federal Reserve Bank of New York discount window. At September 30, 2025, we also had $29.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No borrowing amounts were outstanding during the third quarter of 2025. Historically, we have not leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $42.1 million to $279.2 million at September 30, 2025, from $237.1 million at December 31, 2024, primarily due to net income of $37.4 million, other comprehensive income of $4.8 million, as unrealized losses on our securities available-for-sale declined due to current short-term market interest rates, and amortization of share-based compensation of $3.6 million, partially offset by dividends declared to common stockholders of $4.5 million.

Asset Quality. Nonperforming assets totaled $8.6 million as of September 30, 2025, and consisted of one multifamily loan totaling $7.9 million and one commercial loan (a small business merchant uncorrelated to our primary commercial litigation lending platform and other commercial loans) totaling $736 thousand. Nonperforming assets totaled $10.9 million as of December 31, 2024. We had no exposure to commercial office space, no construction loans, and $14.2 million in performing loans to the hospitality industry. The allowance for credit losses was $21.1 million, or 1.37% of total loans, as of September 30, 2025, as compared to $21.0 million, or 1.50% of total loans at December 31, 2024. Based on management’s evaluation of current credit risk in our multifamily and commercial portfolios as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment (including, but not limited to, its potential impact on the New York metro multifamily real estate market), management believes the allowance for credit losses is adequate at September 30, 2025.

At September 30, 2025, special mention and substandard loans totaled $26.5 million and $8.6 million, respectively, compared to $4.0 million and $10.9 million, respectively, as of December 31, 2024. The $22.5 million increase in special mention balances primarily relates to law firm related commercial loans totaling $20.4 million and a $6.1 million multifamily loan (to the same sponsor as the $7.9 million nonaccrual substandard loan) offset by the transfer of a non-litigation related loan to substandard. The ratio of nonperforming loans to total loans and total assets was 0.56% and 0.40%, respectively, as of September 30, 2025, as compared to 0.78% and 0.58%, respectively, as of December 31, 2024. The allowance for credit losses to nonperforming loans was 244% as of September 30, 2025, as compared to 192% as of December 31, 2024.

From a credit risk management perspective, the combined multifamily and CRE portfolio, excluding one nonaccrual loan, totaled $463.0 million and has a current weighted average debt service coverage ratio (“DSCR”) and an original loan-to value (“LTV”) (defined as unpaid principal balance as of September 30, 2025 divided by appraised value at origination) of approximately 1.59 and 55%, respectively. When further evaluating this population, loans with below current market rates maturing in (1) less than one year totaled $44.5 million and had a current weighted average DSCR and an original LTV of approximately 1.27 and 65%, respectively; and (2) one to two years totaled $57.3 million and had a current weighted average DSCR and an original LTV of approximately 1.43 and 67%, respectively.

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

	Three Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,532,484	$30,839	7.98%	$1,270,491	$25,122	7.87%
Securities, includes restricted stock	337,705	3,244	3.81%	279,768	2,389	3.40%
Interest earning cash and other	189,418	2,048	4.29%	120,316	1,620	5.36%
Total interest earning assets	2,059,607	36,131	6.96%	1,670,575	29,131	6.94%

NONINTEREST EARNING ASSETS	74,791			52,008

TOTAL AVERAGE ASSETS	$2,134,398			$1,722,583

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,275,061	$4,739	1.47%	$940,920	$3,129	1.32%
Time deposits	6,092	52	3.39%	12,251	143	4.64%
Total interest bearing deposits	1,281,153	4,791	1.48%	953,171	3,272	1.37%
Borrowings	42	1	9.45%	44	1	9.04%
Total interest bearing liabilities	1,281,195	4,792	1.48%	953,215	3,273	1.37%

NONINTEREST BEARING LIABILITIES
Demand deposits	568,107			531,864
Other liabilities	17,341			14,762
Total noninterest bearing liabilities	585,448			546,626
Stockholders' equity	267,755			222,742

TOTAL AVG. LIABILITIES AND EQUITY	$2,134,398			$1,722,583
Net interest income		$31,339			$25,858
Net interest spread			5.48%			5.57%
Net interest margin			6.04%			6.16%
Deposits (including noninterest bearing demand deposits)	$1,849,260	$4,791	1.03%	$1,485,035	$3,272	0.88%

	Nine Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,463,667	$86,411	7.89%	$1,239,950	$72,727	7.83%
Securities, includes restricted stock	332,872	9,413	3.78%	253,188	6,017	3.17%
Interest earning cash and other	165,824	5,356	4.32%	96,448	3,845	5.33%
Total interest earning assets	1,962,363	101,180	6.89%	1,589,586	82,589	6.94%

NONINTEREST EARNING ASSETS	68,370			50,439

TOTAL AVERAGE ASSETS	$2,030,733			$1,640,025

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,196,256	$12,748	1.42%	$900,315	$9,159	1.36%
Time deposits	7,628	227	3.98%	11,667	384	4.40%
Total interest bearing deposits	1,203,884	12,975	1.44%	911,982	9,543	1.40%
Borrowings	42	3	9.55%	44	3	9.11%
Total interest bearing liabilities	1,203,926	12,978	1.44%	912,026	9,546	1.40%

NONINTEREST BEARING LIABILITIES
Demand deposits	555,235			502,851
Other liabilities	16,796			14,149
Total noninterest bearing liabilities	572,031			517,000
Stockholders' equity	254,776			210,999

TOTAL AVG. LIABILITIES AND EQUITY	$2,030,733			$1,640,025
Net interest income		$88,202			$73,043
Net interest spread			5.45%			5.54%
Net interest margin			6.01%			6.14%
Deposits (including noninterest bearing demand deposits)	$1,759,119	$12,975	0.99%	$1,414,833	$9,543	0.90%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$5,331	$386	$5,717	$13,143	$541	$13,684
Securities, includes restricted stock	538	317	855	2,099	1,297	3,396
Interest earning cash and other	798	(370)	428	2,347	(836)	1,511
Total interest income	6,667	333	7,000	17,589	1,002	18,591

Interest paid on:
Savings, NOW, money market deposits	1,217	393	1,610	3,115	474	3,589
Time deposits	(59)	(32)	(91)	(121)	(36)	(157)
Total deposits	1,158	361	1,519	2,994	438	3,432
Borrowings	—	—	—	—	—	—
Total interest expense	1,158	361	1,519	2,994	438	3,432
Change in net interest income	$5,509	$(28)	$5,481	$14,595	$564	$15,159

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General.  Net income increased $2.7 million, or 23.7%, to $14.1 million for the three months ended September 30, 2025 from $11.4 million for the three months ended September 30, 2024. The increase resulted from a $5.5 million increase in net interest income, a $797 thousand decrease in income tax expense, and a $171 thousand increase in noninterest income, partially offset by a $3.0 million increase in noninterest expense, and a $750 thousand increase to the provision for credit losses.

Net Interest Income.  Net interest income increased $5.5 million, or 21.2%, to $31.3 million for the three months ended September 30, 2025 from $25.9 million for the three months ended September 30, 2024, due to a $7.0 million increase in interest income, partially offset by a $1.5 million increase in interest expense.

Our net interest margin of 6.04% decreased 12 basis points from the comparable period in 2024 as increases in higher yielding loans and securities were muted by elevated interest earning cash balances of $69.1 million, negatively impacting our net interest margin by approximately 12 basis points. Average loan yields increased 11 basis points to 7.98% while average loans increased $262.0 million, or 20.6%, to $1.53 billion, primarily due to commercial loan growth of $238.0 million, or 29.9%, focused in our higher yielding law firm commercial loans that grew $250.5 million, or 35.7%. Average securities increased $57.9 million, or 20.7%, to $337.7 million with a securities to assets ratio of 15% at September 30, 2025. Average deposits increased $364.2 million, or 24.5%, to $1.85 billion, led by increases in litigation related escrow or IOLTA, commercial money market and noninterest bearing commercial demand deposits totaling $215.4 million, $121.3 million, and $36.2 million, respectively. Our cost of deposits, including noninterest bearing demand deposits, increased 15 basis points to 1.03% due to changes in deposit composition coupled with increases in short-term money market rates.

Interest Income.  Interest income increased $7.0 million, or 24.0%, to $36.1 million for the three months ended September 30, 2025 from $29.1 million for the three months ended September 30, 2024 and was attributable to increases in income on loans, securities and interest earning cash.

Loan interest income increased $5.7 million, or 22.8%, to $30.8 million for the three months ended September 30, 2025 from $25.1 million for the three months ended September 30, 2024. This increase was attributable to a $262.0 million, or 20.6%, increase in the average loan balance primarily due to commercial loan growth focused in our higher yielding law firm commercial loans that grew $250.5 million, or 35.7%, increasing total loan yields by 11 basis points to 7.98%. The increase in loan interest income was driven by an increase of $5.3 million related to growth in average loan volumes (substantially all commercial) and $386 thousand due to an increase in average loan rates (substantially all commercial). Overall, the commercial loan portfolio average balance increased $238.0 million to $1.04 billion, driving commercial loan yields to 9.45% for the three months ended September 30, 2025.

Securities interest income increased $855 thousand, or 35.8%, to $3.2 million in the current quarter with $538 thousand attributable to average volume increases and $317 thousand attributable to increases in average rate. Average securities increased $57.9 million, or 20.7%, to $337.7 million with a securities to assets ratio of 15% at September 30, 2025.

Income on interest earning cash increased $428 thousand to $2.0 million for the three months ended September 30, 2025 with $798 thousand attributable to average volume increases (funded with core deposits) offset by $370 thousand due to decreases in short-term rates. Average interest earning cash balances increased $69.1 million, or 57.4%, to $189.4 million, negatively impacting our net interest margin by approximately 12 basis points.

Interest Expense.  Interest expense increased $1.5 million, or 46.4%, to $4.8 million for the three months ended September 30, 2025 from $3.3 million for the three months ended September 30, 2024, with $1.2 million attributable to increases in average deposit balances (primarily commercial money market and litigation related escrow or IOLTA), and $361 thousand attributable to increases in short-term rates (primarily money market). Average deposits increased $364.2 million, or 24.5%, to $1.85 billion, led by increases in litigation related escrow or IOLTA, commercial money market, and noninterest bearing demand deposits totaling $215.4 million, $121.3 million, and $36.2 million, respectively.

Provision for Credit Losses.  Our provision for credit losses was $1.8 million for the three months ended September 30, 2025, an increase of $750 thousand from the $1.0 million provision for the three months ended September 30, 2024. As of September 30, 2025, our allowance to loans ratio was 1.37% as compared to 1.50% as of September 30, 2024. Based on management’s evaluation of current credit risk in our multifamily and commercial portfolios as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment (including, but not limited to, its potential impact on the New York metro multifamily real estate market), management believes the allowance for credit losses is adequate at September 30, 2025.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$4,900	$4,999	$(99)	(2.0)%
ACH income	169	170	(1)	(0.6)
Total payment processing fees	5,069	5,169	(100)	(1.9)
Customer related fees, service charges and other:
Administrative service income	731	658	73	11.1
Other	433	235	198	84.3
Total customer related fees, service charges and other	1,164	893	271	30.3
Total noninterest income	$6,233	$6,062	$171	2.8%

Payment processing income was $5.1 million for the quarter ended September 30, 2025, a $100 thousand decrease from the same period in 2024, primarily due to changes in our overall merchant risk profile and composition. Payment processing volumes for the credit and debit card processing platform increased $880.3 million, or 9.5%, to $10.1 billion while transactions volume totaled 151.8 million for the quarter ended September 30, 2025. We continue to focus on the expansion of sales channels through ISOs, prudently managing risk while focusing on new merchant originations, increasing overall volumes as well as managing merchant risk profiles, and expanding our technology and other resources in the payment vertical. The Company utilizes proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across 93,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for $10.1 billion in volume across 151.8 million in transactions in the quarter ended September 30, 2025. ASP fee income increased $73 thousand, or 11.1%, to $731 thousand for the quarter ended September 30, 2025. ASP fee income is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Off-balance sheet sweep funds totaled $411.6 million at September 30, 2025, demonstrating our highly efficient, full service commercial relationships and tech-enabled cash management platform. Other income increased $198 thousand, or 84.3%, to $433 thousand due to increases in loan and other banking fees.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$10,852	$9,525	$1,327	13.9%
Occupancy and equipment	1,153	977	176	18.0
Professional and consulting services	1,471	955	516	54.0
FDIC and regulatory assessments	284	236	48	20.3
Advertising and marketing	974	949	25	2.6
Travel and business relations	488	264	224	84.8
Data processing	2,272	1,690	582	34.4
Other operating expenses	866	762	104	13.6
Total noninterest expense	$18,360	$15,358	$3,002	19.5%

Employee compensation and benefits costs increased primarily due to increases in sales commissions, bonuses, year-end stock grants and related stock-based compensation, staffing needs for our Los Angeles banking facility, and the impact of year end salary and benefit increases. The increase in sales related commissions is directly related to our regional senior business development officer (“BDO”) strategy and their success in the litigation market, attracting full-service commercial banking clients nationally and directly impacting commercial lending and core-deposit growth. Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Professional and consulting services costs increased due to continuously evaluating business development opportunities, and professional search costs related to staffing needs, primarily at our Los Angeles banking facility. Travel and business relations expenses increased as a result of our high touch sales efforts that complement our digital marketing efforts. Occupancy and equipment costs increased due to amortization of our investments in internally developed software to support our digital platform, as well as costs associated with the opening of our Los Angeles banking facility.

Income Tax Expense.  We recorded income tax expense of $3.4 million for the three months ended September 30, 2025, reflecting an effective tax rate of 19.5%, compared to $4.2 million, or 27.0%, for the three months ended September 30, 2024. The decrease in the effective tax rate resulted from certain discrete tax benefits related to the exercise of certain stock options totaling approximately $1.3 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General.  Net income increased $5.4 million, or 17.1%, to $37.4 million for the nine months ended September 30, 2025 from $31.9 million for the nine months ended September 30, 2024. The increase resulted from a $15.2 million increase in net interest income, and a decrease in income tax expense of $842 thousand, partially offset by a $7.0 million increase in noninterest expense and a $3.8 million increase in the provision for credit losses.

Net Interest Income.  Net interest income increased $15.2 million, or 20.8%, to $88.2 million for the nine months ended September 30, 2025 from $73.0 million for the nine months ended September 30, 2024, due to an $18.6 million increase in interest income, partially offset by a $3.4 million increase in interest expense.

Our net interest margin of 6.01% decreased 13 basis points from the comparable period in 2024 primarily due to elevated average interest earning cash balances of $69.4 million that negatively impacted our net interest margin by approximately 15 basis points. Average loan yields increased 6 basis points to 7.89% while average loans increased $223.7 million, or 18.0%, to $1.46 billion, primarily due to commercial loan growth of $212.6 million, or 27.7%, focused in our higher yielding law firms’ commercial loans that grew $231.3 million, or 35.2%. Average securities increased $79.7 million, or 31.5%, to $332.9 million and securities yields increased by 61 basis points to 3.78%. Average deposits increased $344.3 million, or 24.3%, to $1.76 billion, led by increases in litigation related escrow or IOLTA, money market (primarily commercial), and noninterest bearing commercial demand deposits totaling $226.5 million, $74.0 million, and $52.4 million, respectively. Our cost of deposits, including noninterest bearing demand deposits, increased 9 basis points to 0.99% due to changes in deposit composition coupled with increases in short-term money market rates.

Interest Income.  Interest income increased $18.6 million, or 22.5%, to $101.2 million for the nine months ended September 30, 2025 from $82.6 million for the nine months ended September 30, 2024 and was attributable to increases in income on loans, securities and interest earning cash.

Loan interest income increased $13.7 million, or 18.8%, to $86.4 million for the nine months ended September 30, 2025 from $72.7 million for the nine months ended September 30, 2024. This increase was attributable to a $223.7 million, or 18.0%, increase in the average loan balance primarily due to commercial loan growth focused in our higher yielding law firm commercial loans that grew $231.3 million, or 35.2%, increasing total loan yields by 6 basis points to 7.89%. The increase in loan interest income was driven by an increase of $13.1 million related to growth in average loan volumes (substantially all commercial) and $541 thousand due to an increase in average loan rates (substantially all commercial). Overall, the commercial loan portfolio average balance increased $212.6 million to $979.9 million, driving commercial loan yields to 9.42% for the nine months ended September 30, 2025.

Securities interest income increased $3.4 million, or 56.4%, to $9.4 million for the nine months ended September 30, 2025 with $2.1 million attributable to average volume increases and $1.3 million attributable to increases in average rate. Average securities increased $79.7 million, or 31.5%, to $332.9 million with a securities to assets ratio of 15% at September 30, 2025.

Income on interest earning cash increased $1.5 million to $5.4 million for the nine months ended September 30, 2025  with $2.3 million attributable to average volume increases (funded with core deposits), offset by $836 thousand due to decreases in short-term rates. Average interest earning cash balances increased $69.4 million, or 71.9%, to $165.8 million, negatively impacting our net interest margin by approximately 15 basis points.

Interest Expense.  Interest expense increased $3.4 million, or 36.0%, to $13.0 million for the nine months ended September 30, 2025 from $9.5 million for the nine months ended September 30, 2024, with $3.0 million attributable to increases in average deposit balances (primarily commercial money market and litigation related escrow or IOLTA), and $438 thousand attributable to increases in short-term rates (primarily commercial money market). Average deposits increased $344.3 million, or 24.3%, to $1.76 billion, led by increases in litigation related escrow or IOLTA,  commercial money market and noninterest bearing demand deposits totaling $226.5 million, $74.0 million, and $52.4 million, respectively.

Provision for Credit Losses.  Our provision for credit losses was $6.8 million for the nine months ended September 30, 2025, an increase of $3.8 million from the $3.0 million provision for the nine months ended September 30, 2024. This increase was primarily driven by $6.2 million in charge-offs comprised of a small business or merchant related commercial loan charge-off totaling $3.3 million ($736 thousand on nonaccrual as of September 30, 2025) in the second quarter of 2025; and a multifamily loan charge-off totaling $2.9 million in the first quarter of 2025 ($7.9 million on nonaccrual as of September 30, 2025). As of September 30, 2025, our allowance to loans ratio was 1.37% as compared to 1.50% as of September 30, 2024. Based on management’s evaluation of current credit risk in our multifamily and commercial portfolios as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment (including, but not limited to, its potential impact on the New York metro multifamily real estate market), management believes the allowance for credit losses is adequate at September 30, 2025.

Noninterest Income.  Noninterest income information is as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$14,600	$15,239	$(639)	(4.2)%
ACH income	488	548	(60)	(10.9)
Total payment processing fees	15,088	15,787	(699)	(4.4)
Customer related fees, service charges and other:
Administrative service income	2,254	2,024	230	11.4
Gain on equity investment	432	—	432	NA
Other	1,187	915	272	29.7
Total customer related fees, service charges and other	3,873	2,939	934	31.8
Total noninterest income	$18,961	$18,726	$235	1.3%

Payment processing income was $15.1 million for the nine months ended September 30, 2025, a $699 thousand decrease from the same period in 2024, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the credit and debit card processing platform increased $2.4 billion, or 8.9%, to $29.5 billion while transactions volume totaled 445.1 million for the nine months ended September 30, 2025. ASP fee income increased $230 thousand to $2.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024. ASP fee income is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Other income increased $272 thousand, or 29.7%, to $1.2 million due to increases in loan and other banking fees. In the second quarter of 2025, the Company recognized a $432 thousand gain on certain equity investments.

Noninterest Expense.  Noninterest expense information is as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$31,133	$28,211	$2,922	10.4%
Occupancy and equipment	3,453	3,060	393	12.8
Professional and consulting services	4,026	2,763	1,263	45.7
FDIC and regulatory assessments	847	691	156	22.6
Advertising and marketing	2,636	2,702	(66)	(2.4)
Travel and business relations	1,097	722	375	51.9
Data processing	6,252	4,923	1,329	27.0
Other operating expenses	2,726	2,086	640	30.7
Total noninterest expense	$52,170	$45,158	$7,012	15.5%

Employee compensation and benefits costs increased primarily due increases in sales commissions, bonuses, year-end stock grants and related stock-based compensation, employee benefits costs, and, to a lesser extent, the impact of year end salary increases and employee hires. The increase in sales related commissions is directly related to our regional senior BDO strategy and their success in the litigation market, attracting full-service commercial banking clients nationally and directly impacting commercial lending and core-deposit growth. Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Professional and consulting services costs increased due to continuously evaluating business development opportunities, increased insurance and accounting costs, and costs related to staffing needs for our new Los Angeles banking facility. Other operating costs increased due to increases in regulatory expenses and other client development costs. Occupancy and equipment costs increased due to amortization of internally developed software to support our digital marketing and risk management platforms and rent commencement related to our new Los Angeles banking facility. Travel and business relations expenses increased resulting from our high touch sales efforts that complement our digital marketing efforts and additional travel related to the opening and associated training for our new Los Angeles banking facility.

Income Tax Expense.  We recorded income tax expense of $10.9 million for the nine months ended September 30, 2025, reflecting an effective tax rate of 22.5%, compared to $11.7 million, or 26.8%, for the nine months ended September 30, 2024. The decrease in the effective tax rate resulted from certain discrete tax benefits related to share-based compensation, specifically the exercise of certain stock options during 2025.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning September 30, 2025.

	September 30,
	2025
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$171,809	$30,400
200	160,930	19,521
100	150,313	8,904
0	141,409	—
-100	133,387	(8,022)
-200	124,665	(16,744)
-300	115,542	(25,867)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2025.

	September 30,
	2025
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$515,663	$80,729
200	492,206	57,272
100	465,196	30,262
0	434,934	—
-100	396,650	(38,284)
-200	352,352	(82,582)
-300	298,898	(136,036)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $240.8 million.

At September 30, 2025, through pledging of our securities and certain loans, we had the ability to borrow, on a secured basis, up to $459.8 million from the FHLB of New York and $48.9 million from the FRB of New York discount window. At September 30, 2025, we also had $29.0 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of September 30, 2025.

At September 30, 2025, our off-balance sheet sweeps funds totaled $411.6 million, of which $390.6 million, or 94.9%, was available to be swept on balance sheet as reciprocal client deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.17 billion at September 30, 2025, or 62% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, correspondent bank lines or through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At September 30, 2025, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At September 30, 2025
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	16.52%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	15.27%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	15.27%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	12.00%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s

Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2025, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the three months ended September 30, 2025 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2025 through July 31, 2025	—	$—	—	257,694
August 1, 2025 through August 31, 2025	—	—	—	257,694
September 1, 2025 through September 30, 2025	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share
July 1, 2025 through July 31, 2025	—	$—
August 1, 2025 through August 31, 2025	—	—
September 1, 2025 through September 30, 2025	—	—

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 7, 2025	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: November 7, 2025	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer