Form 10-K
period 2025-12-31
Esquire Financial Holdings, Inc.
filed 2026-03-13
CIK 1531031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $94.66 as of June 30, 2025, was $676.6 million.

As of March 1, 2026, there were 8,636,809 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders. (Part III)

i

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	The imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
●	the impact of a potential federal government shutdown;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses;
●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;

●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	our ability to successfully complete our merger with Signature Bancorporation, Inc. (“Signature”) by receiving shareholder and regulatory approvals and integrate into our operations Signature’s assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

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

Our Company

Esquire Financial Holdings, Inc. (“Esquire Financial” or the “Company”) is a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act (“BHCA”) of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, as well as commercial and retail customers in the New York and Los Angeles metropolitan markets. We offer tailored banking products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market areas (subsets of the New York and Los Angeles metropolitan markets). We believe these activities, anchored by our legal community focus, generate a stable source of low cost core deposits and a diverse asset base to support our overall operations. Our commercial loans tailored to the litigation market (“Litigation-Related Loans”) come with low cost core operating and escrow deposits, enhancing our overall yield on our loan portfolio, and enabling us to earn attractive risk-adjusted net interest margins. Additionally, our payment processing activities to small businesses nationally generate a relatively stable source of fee income. We believe our unique and dynamic business model distinguishes us from other banks and non-bank financial services companies in the markets we operate as demonstrated by comparing our performance metrics for the years ended 2025 and 2024.

On March 11, 2026, the Company, Esquire Merger Sub, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Signature Bancorporation, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Esquire and Signature have agreed to combine their respective businesses.

Under the merger agreement, Merger Sub will merge with and into Signature, with Signature as the surviving entity (the “merger”), and immediately following the merger, Signature will merge with and into the Company, with the Company as the surviving entity (the “second step merger”). Immediately following the second step merger, Signature Bank, an Illinois-chartered non-member bank and a wholly owned subsidiary of Signature (“Signature Bank”), will merge with and into Esquire Bank, with Esquire Bank as the surviving bank (the “bank merger” and, together with the merger and the second step merger, the “mergers”).

Under the terms of the merger agreement, shareholders of Signature will receive a fixed exchange ratio of 2.63 shares of Esquire common stock for each share of Signature common stock, subject to adjustment. The per share value equates to $260.48 for Signature shareholders based on the closing price of Esquire common stock on March 11, 2026, or approximately $348.4 million in aggregate transaction value. The exchange ratio is subject to an adjustment based on the disposition value of certain Signature Bank loans with a total par value of approximately $70 million (“Schedule A Loans”).  The adjusted exchange ratio at closing will be no higher than 2.80 and no lower than 2.50.  Signature has initiated a sale process and is expected to dispose of Schedule A Loans prior to closing. The transaction remains subject to regulatory approval, approval of Esquire and Signature shareholders, and other customary closing conditions.

For the year ended December 31, 2025:

●	Our net income was $50.8 million or $5.87 per diluted share while our return on average assets and equity were 2.43% and 19.41%, respectively.
●	We had a net interest margin of 6.02%, primarily driven by growth in higher yielding litigation related commercial loans and a low cost of funds of 0.99% on our deposits (including demand deposits).
●	Our loans held for investment increased 26%, or $361.4 million, to $1.76 billion, primarily driven by growth in higher yielding litigation related commercial loans.
●	Our noninterest income totaled $25.1 million, which represented 17% of our total revenue (net interest income plus noninterest income) at December 31, 2025, driven by our payment processing platform and administrative service payment (“ASP”) fee income.
●	As of December 31, 2025, our total assets, loans, deposits and stockholders’ equity totaled $2.37 billion, $1.76 billion, $2.06 billion and $289.6 million, respectively.

We remain committed to the litigation community and our commercial customers through tailored, innovative solutions and a high-touch relationship model. This strategy is underpinned by a suite of best-in-class digital technologies, including our customer-centric CRM and our proprietary content hub, “Lawyer IQ.” These resources deepen client engagement and support a premium brand image by providing law firms with critical business insights. To fuel expansion, we utilize bespoke CRM and AI-driven personalization as a powerful catalyst for top-of-funnel lead generation. This technology empowers our Business Development Officers (“BDOs”) with highly targeted outreach tools, increasing their effectiveness across key geographic regions. Furthermore, increased brand awareness initiatives ensure our BDOs are supported by strong leads and large-scale market recognition. Demonstrating our dedication to high-growth markets, we opened a Los Angeles branch in 2025 and intend to deepen our BDO coverage in this and other strategic regions. By coupling our seasoned BDO team with these proprietary digital platforms, we have established a distribution network with direct access to tens of thousands of plaintiff law firms through deep connections with state and national trial associations.

Our unique products and services coupled with our thought leadership digital marketing and business development team creates deep relationships within the litigation community, driving our commercial loan growth, strong loan yields, and low cost core deposits. The litigation community represented approximately 78% of our deposit base at December 31,

2025, with $1.23 billion, or 60%, of total deposits in longer duration escrow or claimant trust settlement deposit accounts where the law firm is trustee for the claimant settlement funds. In addition to our lending activities, we have continued to expand our payment processing platform with dollar volume increasing 9% compared to 2024 while maintaining a stable fee-based revenue stream. We provide dynamic and flexible payment processing solutions to small business owners. Our payment processing platform has grown to 93,000 small businesses at December 31, 2025, generating 14% of our revenue for the year ended December 31, 2025. We believe that both our litigation and payment processing platforms represent a significant opportunity for future growth in fee income, core deposits and enhanced lending opportunities.

Our low cost core deposits (total deposits, excluding time deposits), representing our primary funding source for loan growth, totaled $2.06 billion at December 31, 2025, a key driver of our total cost of deposits of 0.99%. These stable low cost funds are driven by our litigation related operating and escrow commercial deposits. We intend to continue to prudently manage growth in deposits, utilizing customer sweep programs for our mass tort and class action business banking programs. Our deposit growth is supported by our robust commercial online cash management technology to manage our customers’ operating, escrow, and money market accounts as well as their business banking needs across the country.

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume approximately 2.1% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”) published in November 2024, with an estimated total addressable market (“TAM”) of $529 billion for 2022. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for decades, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have lending clients in 33 states and our larger markets include California, the New York metro area and Texas. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates to a blended 9.10% asset yield on these commercial loans for the year ended December 31, 2025. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.35 of low-cost (our cost of funds for the year ended December 31, 2025 is 99 basis points) core operating and escrow deposits from these law firms through our “branchless” national platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates demonstrate our strong underwriting process and expertise in this vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $1.23 billion, or 60%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $736.6 million at December 31, 2025, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. We believe the payment processing (merchant acquiring) market has been and will continue to be a growth opportunity for our Company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew at a compound annual rate of approximately 8% from 2021 to 2025 with payment volumes or TAM of $12.2 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are approximately 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our clear industry track record for over a decade, extensive in-house experience, deep relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading technology to ensure card brand and regulatory compliance, support multiple processing platforms, manage daily risk across 93,000 small business merchants in all 50 states, and perform commercial treasury clearing services for approximately $40 billion in processing volume across 590 million transactions for the year ended December 31, 2025.

Proprietary Technology. We are a digital-first organization utilizing highly specialized, proprietary technology to drive growth and maintain industry-leading client retention. Built upon a foundation of safety and soundness, our core banking platforms are uniquely customized to align with our clients in the legal industry. This specialized focus ensures our clients have access to tailored banking solutions that foster relationship building and long-term brand loyalty. Furthermore, our continued investment in an integrated CRM and loan platforms - built on Salesforce and nCino - enables superior client service and precision marketing on a national scale.

The success of our national litigation and payment processing verticals coupled with our focus on financial technology (“fin-tech”) has led to industry leading performance. For the year ended December 31, 2025, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.43% and 19.41%, respectively; industry leading net interest margin of 6.02%; strong efficiency ratio of 48.6%; and diversified revenue streams as demonstrated by a strong net interest margin and stable fee income representing 17% of total revenue. Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 71% of our loans being variable rate and tied to prime (with interest rate floors in place on 90% of our variable rate loan portfolio), solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.12 billion with no outstanding borrowings, positions our Company for future growth and success.

Market Area

We define the market area for our legal community products and services as law firms practicing within the United States, United States territories and United States commonwealths, and we serve the litigation market on a nationwide basis. For traditional community banking products and services, our primary market area is the New York metropolitan area, specifically Nassau County, New York and New York City boroughs of Manhattan, Brooklyn, Bronx, and Queens and secondarily throughout the rest of New York State, as well as Los Angeles, California. As a Visa, MasterCard, American Express and Discover member, we provide payment processing for small businesses located throughout the United States primarily through relationships with third party ISOs.

Our preeminent position in the litigation market has been enhanced by the strategy to place senior BDO resources in key national regions. As these regional interactions materialize, we continue to reinforce our market presence by expanding and aligning with trade association affiliations and local centers of influence for law firms and specific to their regions. To maintain our high-touch model, we have expanded our schedule of industry events, fostering deeper professional connections. These efforts are amplified by our digital initiatives, including the expansion of customer success stories housed within our online properties and YouTube channel that has surpassed three million views in 2025. Supported by our hyper-personalized marketing and the foundational reach of our BDOs, we continue to identify and engage new centers of influence, driving a robust referral network and sustainable sales growth across our national footprint.

Our traditional community banking market area has a diversified economy typical of most urban population centers, including significant industries of professional, scientific and technical services, educational services, health care services, and financial activities. As of December 31, 2025, the New York metropolitan area had a deposit market of $4.1 trillion and the county of Los Angeles, California had a deposit market of $516 billion, according to data sourced from S&P Global Market Intelligence.

We have established an extensive market for our payment processing business as an acquiring bank throughout the United States and its territories. We have a senior product management team that has developed in excess of 28 active ISO relationships servicing 93,000 merchants. The ISO model insulates the bank’s capital from merchant losses through merchant reserves, ISO reserves, ISO monthly residuals and ISO portfolio values. In addition to mitigating risk, the ISO business model allows the Bank to solicit merchants nationwide using numerous independent sales agents employed by our ISOs.

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

Lending Activities

Our strategy is to maintain a loan portfolio that is broadly diversified by type and location. Within this general strategy, we intend to focus our growth in Litigation-Related Loans, which include commercial loans to law firms and, to a much lesser extent, consumer lending to attorneys and plaintiffs/claimants where we have expertise and market insights. As of December 31, 2025, these product lines in aggregate totaled $1.18 billion (or 67.2% of our loan portfolio). As of December 31, 2025, our commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans and other commercial Litigation-Related Loans (“Commercial Litigation-Related Loans”), totaled $1.18 billion, or 99.7% of our total Litigation-Related Loan portfolio and 67.0% of our loan portfolio. As of December 31, 2025, our consumer Litigation-Related Loans, which consist of held for investment post-settlement consumer loans and structured settlement loans (“Consumer Litigation-Related Loans”), totaled $3.1 million, or 0.3% of our total Litigation-Related Loan portfolio and 0.2% of our loan portfolio. With respect to our Litigation-Related Loan portfolio, we seek out customers on a nationwide basis.

At December 31, 2025, approximately 20%, 17%, and 14% of the Commercial Litigation-Related Loans outstanding had been extended to customers in California, New York and Texas, respectively. There were two other states with loan balance concentrations of at least 5.0% each of total Commercial Litigation-Related Loans.

As of December 31, 2025, our total real estate loans, which consist of multifamily loans, commercial real estate loans and 1 – 4 family loans, totaled $489.9 million (or 27.9% of our loan portfolio). The majority of our real estate secured loans are in the areas surrounding the New York metropolitan area. Our real estate portfolio is managed as a stable and reliable asset class and is conservatively underwritten. We anticipate continuing to focus on the commercial credit needs of businesses in these markets.

The following is a discussion of our major types of lending activity:

Commercial Loans and Lines of Credit (“Commercial”).  Generally, commercial loans are originated to local small to mid-size businesses to provide short-term financing for inventory, receivables, the purchase of supplies, or other operating needs arising during the normal course of business and loans made to our qualified ISO customers. In addition, specialized and tailored commercial loans are offered to attorneys and law firms nationally. At December 31, 2025, commercial loans (excluding Commercial Litigation-Related Loans of $1.18 billion) totaled $67.2 million (or 3.8% of total loans). All commercial loans totaled $1.25 billion (or 70.8% of our total loans) at December 31, 2025.

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

●	Working Capital Lines of Credit (“WC LOC”). WC LOCs are unsecured business lines of credit offered to law firms for general corporate purposes, including meeting cash flow needs, advertising, financing the purchase of fixed assets, or other reasons. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to, the full case inventory, accounts receivable, fixtures and deposits where applicable. The balance of such loans was $782.2 million at December 31, 2025 (or 66.2% of total Litigation-Related Loans).
●	Case Cost Lines of Credit. Case Cost Lines of Credit (“Case Cost LOC”) are unsecured business lines of credit that are tied to the costs of contingency cases and totaled $209.5 million at December 31, 2025 (or 17.7% of total Litigation-Related Loans). These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to, the full case inventory, accounts receivable, fixtures and deposits where applicable. Contingency case costs include court filing fees, investigative costs, expert witness fees, deposition costs, medical record costs, and other costs. Recovery of case costs is derived from gross settlement proceeds from the settled case. In our experience, an average case can take two to four years to litigate and law firms are prevented from charging their clients any interest for the out-of-pocket litigation costs, which amounts to an interest-free loan provided to the client from the law firm. Thus, instead of using the law firm’s cash flow, law firms use our Case Cost LOCs to finance litigation cash flows because the finance charges can generally be charged against the settlement proceeds. Case Cost LOCs are not contingent loans, meaning that their repayment is not dependent on a favorable case settlement. In the event of an unfavorable outcome for the borrower, the loans are repaid from the cash flows of the law firm.
●	Term Loans. Term loans are short-term unsecured business loans originated to law firms for general corporate purposes. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to, the full case inventory, accounts receivable, fixtures and deposits where applicable. These loans are offered to law firms at the same terms as those offered to other types of businesses. Term loans to law firms totaled $186.7 million at December 31, 2025 (or 15.8% of total Litigation-Related Loans).
●	Post-Settlement Commercial and Other Commercial Litigation-Related Loans. Post-settlement commercial loans are bridge loans secured by proceeds from non-appealable, settled cases. Other commercial litigation-related loans consist of both secured and unsecured loans to law firms and attorneys. At December 31, 2025, we had no such loans.

Consumer Loans.  Consumer loans are primarily personal loans and, to a lesser extent, post-settlement consumer loans made to plaintiffs and claimants as described below. Personal loans are purchased or originated to consumers or plaintiffs for debt consolidation, medical expenses, living expenses, payment of outstanding bills, or other consumer needs on both a secured and unsecured basis. At December 31, 2025, total consumer loans held for investment (excluding Consumer Litigation-Related Loans of $3.1 million) totaled $19.6 million (or 1.1% of total loans).

Post-settlement consumer loans are generally bridge loans to individuals secured by proceeds from settled cases. These loans generally meet the “life needs” of claimants in various litigation matters due to the delay between the time of settlement and actual payment of the settlement. These delays are primarily due to various administrative matters in the case. The balance of held for investment post-settlement consumer loans to individuals was $3.1 million at December 31, 2025.

Real Estate Loans.  The majority of our real estate secured loans are in the New York metropolitan area.

Multifamily.  Multifamily loans are the largest component of the real estate loan portfolio and totaled $372.8 million (or 21.2% of total loans) as of December 31, 2025. The multifamily loan portfolio primarily consists of nonrecourse loans secured by nonowner occupied apartment buildings in the New York Metropolitan area (i.e., Brooklyn, the Bronx, Manhattan.). All of our multifamily loans are underwritten on a fully amortizing basis (monthly principal and interest payments) and are predominately five or seven year fixed interest loans with a 25 to 30 year principal amortization and subject to springing guarantees or “bad boy” protections from the principals. All loans are independently underwritten by us utilizing the underwriting criteria per our Board established credit policy.

Commercial Real Estate (“CRE”).  CRE loans totaled $107.3 million (or 6.1% of total loans) as of December 31, 2025 and consisted primarily of loans secured by warehouses (42.1% of the CRE portfolio), mixed use (26.7% of the CRE portfolio), hospitality properties (13.0% of the CRE portfolio), with the remainder comprised of retail properties (18.2% of the CRE portfolio). We have no office exposure in our CRE portfolio as of December 31, 2025. Owner-occupied loans represented 5.3% of the CRE portfolio at December 31, 2025. We both originate and, on a limited basis, participate in CRE loans. All loans are independently underwritten by us utilizing the same underwriting criteria per our Board established credit policy.

1 – 4 Family.  Mortgage loans are primarily secured by 1 – 4 family cash flowing investment properties ($9.8 million, or 0.6% of total loans, as of December 31, 2025) in our market area. The residential mortgage loan portfolio includes 1 – 4 family income producing investment properties, primary and secondary owner occupied residences, investor coops and condos. The majority of residential mortgages are originated internally, although we do purchase residential mortgages from time to time. Purchased loans are subject to all the asset quality and documentary precautions normally used when originating a loan.

Construction Loans.  Construction loans are originated on an opportunistic basis. At December 31, 2025, there were no construction loans.

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

We entered into the payment processing business as an acquiring bank in 2012 in an effort to increase our noninterest income and to provide cross selling opportunities for other business banking products and services. For the year ended December 31, 2025, payment processing revenues were $20.2 million, which was 13.8% of our total revenue. At December 31, 2025, we had 28 active ISOs, servicing 93,000 merchants, and for the year ended December 31, 2025, we processed $39.5 billion in card volume. We intend to continue to expand our payment processing business.

Under the ISO model, the ISO determines (with the Bank’s oversight) the appropriate amount of merchant reserves, which is generally based on the nature of the merchant’s business, product delivery timeframe, its chargeback and refund history, processing volumes and the merchant’s financial health. The ISO performs an underwriting and risk management review, although Esquire Bank also reviews and underwrites applications and performs separate risk monitoring and management to ensure compliance with Esquire Bank’s internal underwriting policies. As of December 31, 2025, we had contractual arrangements with three payment processors or clearing agents, Global Payments, Repay and Fiserv, which are utilized by Esquire Bank and our ISOs to authorize, clear and settle card transactions.

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

In exchange for the liabilities and costs assumed by ISOs, we receive reduced revenue on our payment processing portfolio as compared to direct payment processing providers that do not obtain such indemnification and administrative support. For the year ended December 31, 2025, we received a blended rate of approximately five basis points for payment processing, compared to direct payment processing providers that may receive two to three times that rate for a portfolio with similar risk characteristics. However, we believe that our acquiring bank ISO business model represents less risk for Esquire Bank and we are compensated for the risk assumed. From time to time, we may enter into arrangements with specific merchant and/or ISO counterparties where we have negotiated a higher fee in exchange for assuming more risk.

Deposit Funding

Deposits are our primary source of funds to support our earning assets and growth. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits are insured by the FDIC up to statutory limits. Our unique low cost core deposit model is primarily driven by escrow and operating accounts from law firms and other litigation settlements on a national basis, representing 78% of the $2.06 billion in total deposits at December 31, 2025. Our core deposits (excluding time deposits) represent 99.7% of our total deposits at December 31, 2025. Our total cost of deposits is 0.99% for the year ended December 31, 2025, anchored by our noninterest bearing demand deposits and litigation related escrow funds representing 28% and 60%, respectively, of total deposits. We do not use a traditional “brick and mortar” branch network to support our deposit growth and have one branch, located in Jericho, New York and one branch in Los Angeles, California. The vast majority of our commercial loan customers utilize our cash management platform for their commercial deposit balances including, but not limited to, their commercial operating accounts, escrow accounts, and commercial money market accounts.

Deposits have traditionally been our primary source of funds for use in lending and investment activities and we do not utilize borrowings currently or traditionally as a source of funding for asset growth. Besides generating deposits from law firms and litigation settlements, we also generate deposits from our payment processing platform and other local businesses, individuals through client referrals, other relationships and through our single retail branch. We believe we have a stable core deposit base due primarily to the litigation market strategy as we strongly encourage and are successful in having law firm borrowers maintain their operating and escrow banking relationship with us. Our low cost of funds is due to our deposit composition consisting of approximately 99.7% in core deposit accounts at December 31, 2025. Our deposit strategy primarily focuses on developing lending and other service orientated relationships with customers rather than competing with other institutions on rate. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $1.23 billion, or 60%, of total deposits. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Further, the majority of our uninsured deposits represent customers with full relationship banking (loans and associated deposits) including, but not limited to, law firm operating accounts, law firm escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

The Bank participates in sweep programs to provide our customers FDIC insured deposit products and access to treasury secured money market funds. In order to participate in these programs, the Bank places, or sweeps, deposits to these programs where a portion of which may be utilized as a source of liquidity. Access to these sweep programs is not considered when assessing liquidity, which is further discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The litigation market provides unique opportunities for the Bank to access funds due to the significant deposit sources such as mass tort and class action settlements and escrow deposits. As of December 31, 2025, off-balance sheet sweep funds totaled approximately $736.6 million, of which approximately $449.0 million, or 61%, was available to be swept onto the Bank’s balance sheet.

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

Underwriting.  In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including but not limited to the following:

●	understanding the customer’s financial condition and ability to repay the loan, including DSCR and global DSCR;
●	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
●	observing appropriate loan to value guidelines for collateral secured loans;
●	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral;

●	ensuring that each loan is properly documented with perfected liens on collateral;
●	assessing industry risk and economic conditions; and
●	applying risk rating criteria tailored to our lending activities.

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

●	Commercial Litigation-Related Loans (working capital lines of credit, case cost lines of credit, and term loans). We perform the underwriting criteria typical for commercial business loans (generally, but not limited to, three years of tax returns, three years of financial data, cash flows, partner guarantees, partner personal financials, credit history, background checks, etc.). We also review the firm’s case inventory to ascertain the value of their future receivables. Typically, at least three years of successful experience in plaintiff (or contingency fee) practice are required for a law firm. Working capital lines of credit and case cost lines of credit are floating rate, prime-based loans, typically with rate floors. The proceeds of a Case Cost loan can only be used against case expenses. These loans are subject to a general security agreement evidenced by UCC-1 filing on all assets of the borrower, including but not limited to, the full case inventory, accounts receivable, fixtures and deposits where applicable. A key component of the underwriting process is an evaluation of the pending cases of an applicant law firm to determine the probability and amount of future settlements. These loans are based on a borrowing base that was developed by us whereby a law firm’s case inventory is segmented into various stages and evaluated taking into account the firm’s operating performance and related DSCR. In connection with these loans, the Bank generally requires personal guarantees of key partners in most circumstances and, in certain circumstances an assignment of life insurance of partners, in accordance with our Board approved Lending Policy.

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

Loan Approval Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. We have established several levels of lending authority that have been delegated by the Board of Directors to the Directors Loan Committee, the Chief Executive Officer, the Chief Credit Officer, the Chief Lending Officer and other personnel in accordance with the Lending Authority in the Loan Policy. Authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the Loan Policy. Any Loan Policy exceptions are fully disclosed to the approving authority.

Loans to One Borrower.  In accordance with loans-to-one-borrower regulations, the Bank is generally limited to lending no more than 15% of its capital and surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, the Bank must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds the 15% general limit. At December 31, 2025, our regulatory limit on loans-to-one borrower was $43.5 million.

Management understands the importance of concentration risk and continuously monitors to ensure that portfolio risk is balanced between such factors as loan type, geography, collateral, structure, maturity and risk rating, among other things. Our Loan Policy establishes detailed concentration limits and sub limits by loan type and geography.

Ongoing Credit Risk Management.  In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loan becomes past due, potentially creates a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable credit losses incurred in the loan portfolio.

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

Commercial Real Estate Lending Credit Risk Management Considerations in the Current Environment. Due to increases in market interest rates since 2022, management enhanced its ongoing credit risk management monitoring of the commercial real estate loan portfolio. Specifically, management has further analyzed the multifamily and CRE loan portfolios which comprise $372.8 million, or 21.2%, and $107.3 million, or 6.1%, respectively, of total loans, as of December 31, 2025. We have no exposure to office and construction loans, minimal exposure to hospitality ($14.0 million as of December 31, 2025), and a regulatory CRE concentration exposure at both the consolidated and Bank level that is less than 200% of total capital plus the allowance for credit losses.

From a credit risk management perspective, the combined multifamily and CRE portfolio, excluding one nonaccrual loan, totaled $473.2 million and has a current weighted average DSCR and an original LTV (defined as unpaid principal balance as of December 31, 2025 divided by appraised value at origination) of approximately 1.60 and 55%, respectively. When further evaluating this population, loans with below current market rates maturing in (1) less than one year totaled $49.4 million and had a current weighted average DSCR and an original LTV of approximately 1.29 and 67%, respectively; and (2) one to two years totaled $47.6 million and had a current weighted average DSCR and an original LTV of approximately 1.40 and 67%, respectively.

Investments

We manage our investments primarily for liquidity purposes, with a secondary focus on returns. All of our debt securities are classified as available-for-sale or held-to-maturity and can be used to collateralize Federal Home Loan Bank of New York (“FHLB”) borrowings, FRB borrowings, or other borrowings. At December 31, 2025, our securities had a fair value of $302.0 million and consisted of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities.

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

We are required to maintain an investment in FHLB stock, which is based on our level of mortgage related assets (“MRA”) and adjusted for any FHLB borrowings, for which we had none at December 31, 2025. Additionally, we are required to maintain an investment in Federal Reserve Bank (“FRB”) of New York stock equal to six percent of our capital and surplus. While we have the authority under applicable law to invest in derivative instruments, we had no investments in derivative instruments at December 31, 2025.

Borrowings

We maintain diverse funding sources including borrowing lines at the FHLB, the FRB discount window and other financial institutions. Traditionally, we have not utilized borrowings to fund our operations. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our multifamily loans and securities portfolio (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB assessment of the institution’s creditworthiness. As of December 31, 2025, we had $455.5 million of available borrowing capacity with the FHLB. We also had a borrowing capacity with the FRB of New York (“FRB”) discount window of $48.1 million. The other borrowing lines are maintained primarily for contingency funding sources and totaled $29.0 million. No amounts were outstanding on any of the aforementioned lines as of December 31, 2025.

Human Capital Resources

At December 31, 2025, we employed 151 full time equivalent individuals, of which approximately 60% are either minorities or women. None of our employees are represented by a collective bargaining agreement. The Company’s national platform employs a business model that combines high-touch service, technology and a relationship-based focus of a community bank with an extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who also fit our corporate culture.

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

Legislation enacted in 2018 required the federal banking agencies to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Banks meeting the specified requirements and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies final rule issued in 2019 set the community bank leverage ratio at 9%. The Bank has not elected to utilize this alternative framework as of December 31, 2025.

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

Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. The Bank was well capitalized under the prompt corrective action requirements at December 31, 2025.

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

The bank regulatory agencies have increased the regulatory scrutiny of compliance with the BSA and the USA PATRIOT Act, and of those institutions’ anti-money laundering and anti-terrorist financing compliance programs. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-

compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness in combating money laundering activities for financial institutions engaging in a merger transaction.

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

ITEM 1A.   Risk Factors

Summary of Risk Factors

The following is a summary of some of the material risks and uncertainties that could have an adverse effect on our business.

●	Risks Related to Our Lending Activities
o	Because we intend to continue to increase our commercial loans, our credit risk may increase.
o	A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.
o	We may increase our purchases or originations of consumer loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.
o	A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.
o	If the allowance for credit losses is not sufficient to cover actual credit losses, earnings could decrease.
o	Our loan portfolio is unseasoned.
o	We may not be able to adequately measure and limit the credit risk associated with our loan portfolio, which could adversely affect our profitability.
o	Our New York City multifamily loan portfolio could be adversely impacted by changes in policy legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.
●	Risks Related to Our Business
o	We have experienced significant growth, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
o	The merger with Signature and any future acquisitions could disrupt the Company’s business and adversely affect our results of operations, financial condition and cash flows.
o	A substantial portion of our business is dependent on the prospects of the legal industry and changes in the legal industry may adversely affect our growth and profitability.
o	A lack of liquidity could adversely affect the Company’s financial condition and results of operations.
o	The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.
o	The Bank has deposit accounts whose ownership is based on a fiduciary relationship, which management evaluates to identify an appropriate estimate of FDIC insurance coverage, and such estimates may underreport the amount of the Bank’s uninsured deposits.
o	Reputational risk and social factors may impact our results and damage our brand.
o	We may incur losses related to our exposure to NFL consumer post-settlement loans through our equity method investment in a third party sponsored variable interest entity.
o	As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
o	Artificial Intelligence presents risks and challenges that may adversely affect our business.
o	Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.
o	We may not be able to grow, and if we do we may have difficulty managing that growth.
o	Our ten largest deposit clients account for 25.1% of our total deposits.
●	Risks Related to Market Interest Rates
o	Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
●	Risks Related to Operations
o	Inflation can have an adverse impact on our business and on our customers.
o	We are exposed to the risks of natural disasters and global market disruptions.
o	We rely heavily on our management team and our business could be adversely affected by the unexpected loss of one or more of our officers.

o	We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
o	The Company’s controls and procedures may fail or be circumvented.
o	We face risks related to our operational, technological and organizational infrastructure.
o	A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.
o	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.
o	If our risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
●	Risks Related to Competitive Matters
o	We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.
●	Risks Related to Our Payment Processing Business
o	Our merchants or ISOs may be unable to satisfy obligations for which we may ultimately be liable.
o	Fraud by merchants or others could have a material adverse effect on our business and financial condition.
o	Changes in card network rules, standards or fees could adversely affect our business or operations.
●	Risks Related to Laws and Regulation and Their Enforcement
o	As a bank holding company, the sources of funds available to us are limited.
o	Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.
o	Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.
o	We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.
o	The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.
o	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
o	We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.
●	Risks Related to Accounting Matters
o	Changes in accounting standards could materially impact our financial statements.
o	Our accounting estimates rely on analytics, models and assumptions, which may not accurately predict events.
●	Risks Related to Our Common Stock
o	The Company’s stock price can be volatile.
o	Anti-takeover provisions could negatively impact our shareholders.

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

At December 31, 2025, our commercial loans totaled $1.25 billion, or 70.8% of our total loans, including $1.18 billion of Commercial Litigation-Related Loans, which represented 94.6% of our commercial loans. We intend to increase our originations of commercial loans, including our Commercial Litigation-Related Loans, which consist of working capital lines of credit, case cost lines of credit, term loans to law firms, and other commercial litigation-related loans. These loans generally have more risk than 1 – 4 family mortgage loans and commercial loans secured by real estate. Since repayment of commercial loans, including our Commercial Litigation-Related Loans, depends on the successful receipt of settlement proceeds or the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse court decisions and adverse conditions in the local and national economy. Commercial Litigation-Related Loans present unique credit risks in that attorney or law firm revenues can be volatile depending on the number of cases, the timing of court decisions, the timing of the overall judicial process, and the timing of those settlements as well as related payments on those settlements. In our experience, an average case can take two to four years to litigate and settle. Determining the value of an attorney’s or law firm’s case inventory (borrowing base) is also inherently an imprecise exercise. Though repayment of case lines is not dependent on a favorable case settlement, unfavorable outcomes can ultimately impact the cash flows of the borrower. An adverse development with respect to one loan or one Commercial Litigation-Related Loan credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a 1 – 4 family mortgage loan or a commercial real estate loan. Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as commercial real estate loans, and the collateral for commercial loans is generally less readily-marketable, losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.

At December 31, 2025, we had $372.8 million of multifamily loans and $107.3 million of commercial real estate loans. Multifamily and commercial real estate loans represented 27.3% of our total loan portfolio at December 31, 2025. Multifamily and commercial real estate loans are often larger and involve greater risks than other types of lending because payments on such loans are often dependent on the successful operation or development of the property or business involved. Repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily and commercial real estate loans. Unlike 1 – 4 family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, multifamily and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each multifamily and commercial real estate loan as compared with other loans such as 1 – 4 family loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily and commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

We may increase our purchases or originations of consumer loans, and such loans generally carry greater risk than loans secured by owner-occupied, 1 – 4 family real estate, and these risks will increase as we continue to increase originations of these types of loans.

At December 31, 2025, our consumer loans held for investment totaled $22.8 million, or 1.3% of our total loan portfolio, of which $3.1 million, or 13.8%, were post-settlement consumer loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as a loss of employment or unexpected medical costs. While our Consumer Litigation-Related Loans, which consist of post-settlement consumer loans, are typically well secured by the settlement amount, we can still be exposed to the financial stability of the borrower as a result of unforeseen rulings or administrative legal anomalies with a particular borrower’s settlement that eliminate or greatly reduce their settlement amount. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As we increase our purchases or originations of consumer loans, it may become necessary to increase our provision for credit losses in the event our losses on these loans increase, which would reduce our profits.

A substantial majority of our loans and operations are in New York, and therefore our business is particularly vulnerable to a downturn in the New York City economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of New York, and in New York City in particular. As of December 31, 2025, 36.7% of our loan portfolio was in New York and our loan portfolio had concentrations of 27.8% in New York City. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

If the allowance for credit losses is not sufficient to cover actual credit losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for credit losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions. At December 31, 2025, our allowance for credit losses as a percentage of total loans, net of unearned income, was 1.37%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for credit losses may not cover probable incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Nonperforming assets totaled $8.6 million as of December 31, 2025, and consisted of one multifamily loan totaling $7.8 million and one commercial loan (a small business merchant uncorrelated to our primary commercial litigation lending platform and other commercial loans) totaling $736 thousand. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for credit losses and may require an increase in the allowance for credit losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition. Bank regulators periodically review our allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

Our loan portfolio is unseasoned.

With a growing and generally unseasoned loan portfolio, our credit risk may continue to increase and our future performance could be adversely affected. While we believe we have underwriting standards designed to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the recent origination of many of these loans. As a result, it is difficult to predict whether any of our loans will become nonperforming or delinquent loans, or whether we will have any nonperforming or delinquent loans that will adversely affect our future performance. At December 31, 2025, the weighted average age of our loans was 8.03 years, 3.69 years, 3.26 years, 3.57 years and 4.26 years for our 1 – 4 family loans, multifamily loans, commercial real estate loans, commercial loans and consumer loans, respectively. At December 31, 2025, the weighted average age of our loan portfolio was 3.61 years, however, the average customer relationship is of a longer term.

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

Our New York City multifamily loan portfolio could be adversely impacted by changes in policy legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Additionally, new potential policy changes could affect the city’s multifamily housing market. The current New York City administration has expressed support for rent freezes and expanded tenant protections, which, if enacted, may reduce rental income and property values across multifamily properties. These market dynamics could adversely impact the credit quality of our borrowers. Lower property cash flows may impair borrowers’ ability to service existing debt. In addition, a sustained decline in collateral values could elevate loan-to-value ratios and reduce recovery prospects in the event of foreclosure.

Risks Related to our Business

We have experienced significant growth, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

From 2016 through 2025, we experienced significant growth following our initial public offering, a capital raise and the conversion from a savings and loan holding company with a savings bank subsidiary to a bank holding company with a national bank subsidiary. On March 12, 2026, the Company announced the entry into a merger agreement with Signature that, if approved, will nearly double the size of the Company. As a result of our recent accelerated growth, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the financial services industry, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of our stockholders, causing our business to suffer and our stock price to decline.

The merger with Signature and any future acquisitions could disrupt the Company’s business and adversely affect our results of operations, financial condition and cash flows.

On March 12, 2026, the Company announced that it has entered into a merger agreement with Signature. The Company may choose to expand in the future by making additional acquisitions, including other financial institutions, branches or fee-based businesses, that could be material to its business, results of operations, financial condition and cash flows. Acquisitions, including the merger with Signature, involve many risks, including, but not limited to, the following:

●	an acquisition may negatively affect the Company’s results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
●	the Company may encounter difficulties or unforeseen expenditures in integrating the operations of any company that it acquires, particularly if key personnel of the acquired company decide not to work for us;
●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
●	an acquisition, and in particular the merger, will involve the entry into geographic or business markets in which the Company has little or no prior experience or where competitors have stronger market positions;
●	if the Company incurs debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and
●	the Company will issue a significant amount of equity securities to the Signature shareholders in connection with the merger transaction, such that existing shareholders will be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as current negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.

As of December 31, 2025, approximately $685.1 million, or 33%, of our total Bank deposits of $2.06 billion, were not FDIC insured. This excludes $11.8 million of the Company’s deposits held by the Bank. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions or clients may simply prefer to do business with our competitors, or for other reasons. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship, which management evaluates to identify an appropriate estimate of FDIC insurance coverage, and such estimates may underreport the amount of the Bank’s uninsured deposits.

The Bank has deposit accounts whose ownership is based on a fiduciary relationship. The FDIC's regulations generally state that the titling of the deposit account (together with the underlying records) must indicate the existence of the fiduciary relationship in order for insurance coverage to be available on a "pass-through" basis. Fiduciary relationships include, but are not limited to, relationships involving a trustee, agent, nominee, guardian, executor, or custodian. A bank with fiduciary deposit accounts with balances of more than $250,000 must diligently use the available data on these deposit accounts, including data indicating the existence of different principal and income beneficiaries to determine its best estimate of the uninsured portion of these accounts. As of December 31, 2025, the Company had approximately $1.23 billion of law firm escrow (or trust) deposits that were evaluated by management to identify an appropriate estimate of FDIC insurance coverage that passes through each deposit account to the beneficial owner of the funds held in the account. To a lesser extent, the Bank maintains fiduciary accounts for our qualified settlement fund relationships as well as bankruptcy trustee relationships where management estimates are also employed to determine FDIC coverage.  Management’s uninsured balance estimate may understate the amount of the Bank’s uninsured deposits and may not reflect the assessment of the FDIC if the Bank is placed into receivership. Such understated amounts of uninsured deposits would result in less deposit insurance coverage available to our depositors and could materially and adversely affect our business, results of operations or financial condition.

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

On December 10, 2018, the United States District Court for the Eastern District of Pennsylvania (the “Court”) appointed a special investigator in the NFL Concussion Injury Litigation (Case No. 12-md-2323) to ensure the integrity of the NFL Concussion Settlement Program, the efficient processing of valid claims, and impose appropriate sanctions if wrongdoing is found in response to allegations of fraudulent claims. Additionally, on May 8, 2019, the Court modified the rules regarding qualifying physicians by limiting NFL claimants to utilizing doctors in their immediate area (a range of 150 miles from the claimant’s home address). We believe that these Court rulings, including other administrative processes enacted by the claims administrator, have extended the duration of the Fund’s assets which may increase its credit risk and our risk of loss of our investment. Although we have not encountered any such fraud at this time within our portfolio, if it is determined that any of the Fund’s NFL loan borrowers or others committed fraud when filing their application to the NFL Concussion Settlement Program or to Esquire Bank as originator for the related loan, we may experience a loss on our investment, which could have an adverse effect on our operating results. Specifically, the uncertainty related to our borrowers’ (“claimants”) access to qualified testing, doctors, their attorneys and other administrative support, has introduced incremental duration risk which may further extend the settlement of claims and payoff of the NFL loans beyond the contractual maturity. Moreover, in August 2020, certain former NFL players filed lawsuits with the Court challenging the use of “race norming” to systematically disfavor Black players who submitted claims in the NFL Concussion Settlement Program. In general, the lawsuits alleged that “race-norming” was being used in the claims administration process to artificially reduce estimates of Black players’ pre-concussion cognitive functioning levels thereby concluding that Black players suffered lesser impairments from their concussions than their medical diagnoses and tests otherwise indicated.  As a result, the plaintiffs allege that Black claimants were determined not to qualify for settlement payments despite sustaining incapacitating injuries comparable to their white counterparts. In March 2021, the Court dismissed one of the lawsuits on procedural grounds. On June 2, 2021, the NFL and class counsel voluntarily pledged to abandon “race-norming” in the assessment of all settlement claims both prospectively and retrospectively. On October 23, 2021, there was further agreement that no race norms or race demographic estimates shall be used in the settlement program going forward and the NFL will not be able to appeal to settlement administrators to require race norms be applied. On March 4, 2022, the Court formally approved an agreement to eliminate any consideration of race in the Settlement Program and modified the neuropsychological testing protocol. Overall, we believe this may represent a positive development for NFL claimants but may again further extend the NFL portfolio duration as the claim settlement process is re-calibrated and new claims protocols are developed for retrospective and prospective claims. If the processing of claims for the Fund’s loan portfolio continues to extend beyond our maturity for these loans due to the aforementioned fraud, revisions to qualifying physician requirements, revised protocols due to “race-norming” claims, or the additional administrative processes, portfolio delinquencies, credit downgrades and further losses as the result of possible charge-offs of these loans could occur or increase in the future, which would negatively impact our investment. As of December 31, 2025, the carrying amount of our investment in the Fund and our total exposure is $9.0 million, with a remaining life of 3.3 years.

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

Artificial Intelligence presents risks and challenges that may adversely affect our business.

Many companies in the finance industry including us and our vendors have begun incorporating artificial intelligence (AI) software and applications into our business activities in order to increase productivity. The AI industry worldwide is developing rapidly, as is the legal and regulatory environment around its use. Reliance on AI therefore presents risks and challenges as we adapt to evolving rules and regulations, concerns regarding data privacy and misuse of intellectual property, and data biases and accuracy of responses to inquiries during use. These potential issues could raise compliance costs and increase security and liability concerns, which may reduce any productivity gained through its use. The complexity surrounding AI use makes it difficult to know the expected impact on our business.

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

Our business strategy is to continue to grow our assets and expand our operations, including through strategic acquisitions, such as our announced merger with Signature. Our ability to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and to identify loan and investment opportunities as well as opportunities to generate fee-based income. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits at acceptable levels and upon terms acceptable to us. We also can provide no assurance that we will be successful in expanding our operations organically or through strategic acquisition while managing the costs and implementation risks associated with this growth strategy. We expect to continue to experience growth in the number of our employees and customers and the scope of our operations. Our success will depend upon the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage our employees. In the event that we are unable to perform all these tasks and meet these challenges effectively, including continuing to attract core deposits, our operations, and consequently our earnings, could be adversely impacted.

Our ten largest deposit clients account for 25.1% of our total deposits.

As of December 31, 2025, our ten largest bank depositors accounted for, in the aggregate, 25.1% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

The Company leverages a variety of industry frameworks and regulatory guidance to develop and maintain its information systems and cybersecurity program, including but not limited to Interagency Guidelines Establishing Information Security Standards, Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbook (with particular emphasis on the FFIEC’s Information Security and Business Continuity Management Handbooks), Gramm-Leach-Bliley Act (“GLBA”) 501(b), and the Center for Internet Security (“CIS”) Critical Controls Framework. In addition, the program leverages certain, third-party benchmarking, audits, and third-party threat intelligence sources to facilitate and enhance the effectiveness of the program.

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

ITEM 2.    Properties

At December 31, 2025, we conducted business through our corporate headquarters, full service branches in Jericho, New York (Nassau County) and Los Angeles, California, and one administrative office in Boca Raton, Florida. All the current locations are leased properties. At December 31, 2025, the total net book value of our leasehold improvements, furniture, fixtures and equipment was approximately $4.4 million.

ITEM 3.    Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “ESQ”. The approximate number of holders of record of Esquire Financial Holding, Inc.’s common stock as of March 1, 2026 was 15,308. The Company’s common stock began trading on the NASDAQ Capital Market on June 27, 2017.

Pursuant to the regulations of the SEC, the graph below compares our performance with that of the total return for the KBW® Bank Index and the NASDAQ® Composite Index from December 31, 2020 through December 31, 2025. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Total Return Performance
Index Value
600
500
400
300
200
100
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Esquire Financial Holdings, Inc.
KBW Bank Index
NASDAQ Composite Index

	Year Ended December 31,
Index	2020	2021	2022	2023	2024	2025
Esquire Financials Holdings, Inc.	100.00	164.15	225.43	260.34	414.28	531.89
KBW Bank Index	100.00	135.05	103.01	98.07	130.19	167.69
NASDAQ Composite Index	100.00	121.39	81.21	116.47	149.83	180.33

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

The following table summarizes information as of December 31, 2025 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock awards (“RSAs”) or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	376,910	$34.88	380,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total Equity Compensation Plans	376,910	$34.88	380,000

The following table presents information regarding purchase of our common stock during the quarter ended December 31, 2025 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2025 through October 31, 2025	—	$—	—	257,694
November 1, 2025 through November 30, 2025	—	—	—	257,694
December 1, 2025 through December 31, 2025	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of RSAs pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended December 31, 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share
October 1, 2025 through October 31, 2025	—	$—
November 1, 2025 through November 30, 2025	—	—
December 1, 2025 through December 31, 2025	37,620	106.01

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

Proposed Signature Merger

On March 11, 2026, the Company, Esquire Merger Sub, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Signature Bancorporation, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Esquire and Signature have agreed to combine their respective businesses.

Under the merger agreement, Merger Sub will merge with and into Signature, with Signature as the surviving entity (the “merger”), and immediately following the merger, Signature will merge with and into the Company, with the Company as the surviving entity (the “second step merger”). Immediately following the second step merger, Signature Bank, an Illinois-chartered non-member bank and a wholly owned subsidiary of Signature (“Signature Bank”), will merge with and into Esquire Bank, with Esquire Bank as the surviving bank (the “bank merger” and, together with the merger and the second step merger, the “mergers”).

Under the terms of the merger agreement, shareholders of Signature will receive a fixed exchange ratio of 2.63 shares of Esquire common stock for each share of Signature common stock, subject to adjustment. The per share value equates to $260.48 for Signature shareholders based on the closing price of Esquire common stock on March 11, 2026, or approximately $348.4 million in aggregate transaction value. The exchange ratio is subject to an adjustment based on the disposition value of certain Signature Bank loans with a total par value of approximately $70 million (“Schedule A Loans”).  The adjusted exchange ratio at closing will be no higher than 2.80 and no lower than 2.50.  Signature has initiated a sale process and is expected to dispose of Schedule A Loans prior to closing. The transaction remains subject to regulatory approval, approval of Esquire and Signature shareholders, and other customary closing conditions.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of December 31, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7.8 million that was individually analyzed, and one collateral dependent commercial loan secured by business assets totaling $736 thousand that was individually analyzed, with no associated specific reserve on either loan on the Consolidated Statements of Financial Condition.

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

Selected Financial Data

The following information is derived in part from the consolidated financial statements of Esquire Financial Holdings, Inc.

	At or For the Years Ended December 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$2,365,661	$1,892,503	$1,616,876	$1,395,639	$1,178,770
Cash and cash equivalents	235,887	126,329	165,209	164,122	149,156
Securities available-for-sale, at fair value	246,505	241,746	122,107	109,269	148,384
Securities held-to-maturity, at cost	60,193	68,660	77,001	78,377	—
Loans, held for investment	1,758,427	1,397,021	1,207,413	947,295	784,517
Total deposits	2,063,007	1,642,236	1,407,299	1,228,236	1,028,409
Total stockholders’ equity	289,598	237,094	198,555	158,158	143,735

Income Statement Data:
Interest income	$139,417	$113,373	$91,888	$60,993	$44,531
Interest expense	17,936	13,444	8,115	1,647	828
Net interest income	121,481	99,929	83,773	59,346	43,703
Provision for credit losses	9,675	4,700	4,525	3,490	6,955
Net interest income after provision for credit losses	111,806	95,229	79,248	55,856	36,748
Payment processing income	20,215	20,875	22,316	21,944	20,856
Other noninterest income	4,865	4,020	7,435	2,981	168
Total noninterest income	25,080	24,895	29,751	24,925	21,024
Employee compensation and benefits	42,314	37,845	32,481	25,774	21,741
Other expenses	28,920	22,998	20,636	16,206	13,323
Total noninterest expense	71,234	60,843	53,117	41,980	35,064
Net income before income taxes	65,652	59,281	55,882	38,801	22,708
Income tax expense	14,830	15,623	14,871	10,283	4,783
Net income	$50,822	$43,658	$41,011	$28,518	$17,925

Per Share Data:
Earnings per share:
Basic	$6.30	$5.58	$5.31	$3.73	$2.40
Diluted	5.87	5.14	4.91	3.47	2.26
Book value per share(1)	33.86	28.38	23.96	19.30	17.77
Tangible book value per share(2)	33.86	28.38	23.96	19.30	17.77

Selected Performance Ratios:
Return on average assets	2.43%	2.57%	2.89%	2.31%	1.77%
Return on average equity	19.41	20.14	23.20	19.44	13.42
Interest rate spread	5.46	5.48	5.57	4.85	4.40
Net interest margin	6.02	6.06	6.09	4.99	4.49
Efficiency ratio(3)	48.60	48.74	46.79	49.82	54.17
Loan to deposit ratio	85.24	85.07	85.80	77.13	76.28
Average interest earning assets to average interest bearing liabilities	162.96	172.03	188.86	201.47	215.72
Average equity to average assets	12.53	12.75	12.44	11.89	13.22

	At or For the Years Ended December 31,
	2025	2024	2023	2022	2021
Asset Quality Ratios (Loans Held for Investment):
Allowance for credit losses to total loans	1.37%	1.50%	1.38%	1.29%	1.16%
Allowance for credit losses to nonperforming loans(4)	280%	192%	152%	NM	NM
Net charge-offs (recoveries) to average outstanding loans	0.44%	0.03%	0.04%	0.04%	1.29%
Nonperforming loans to total loans(4)	0.49%	0.78%	0.91%	0.00%	0.00%
Nonperforming loans to total assets(4)	0.36%	0.58%	0.68%	0.00%	0.00%
Nonperforming assets to total assets(5)	0.36%	0.58%	0.68%	0.00%	0.00%

Capital Ratios (Esquire Bank):
Total capital to risk weighted assets	15.43%	15.92%	15.38%	15.44%	15.89%
Tier 1 capital to risk weighted assets	14.18%	14.67%	14.13%	14.21%	14.79%
Tier 1 common equity to risk weighted assets	14.18%	14.67%	14.13%	14.21%	14.79%
Tier 1 leverage capital ratio	11.87%	11.70%	12.07%	10.98%	11.46%

Other:
Number of offices	4	3	3	3	3
Number of full-time equivalent employees	148	138	140	115	110
(1)	For purposes of computing book value per share, book value equals total common stockholders’ equity divided by total number of shares of common stock outstanding. Total common stockholders’ equity equals total stockholders’ equity, less preferred equity. Preferred equity was $0 as of the dates indicated.
(2)	The Company had no intangible assets as of the dates indicated. Thus, tangible book value per share is the same as book value per share for each of the periods indicated.
(3)	See “Non-GAAP Financial Measure Reconciliation” below for the computation of the efficiency ratio.
(4)	Nonperforming loans include nonaccrual loans, loans past due 90 days and still accruing interest and loans modified for borrowers experiencing financial difficulty.
(5)	Nonperforming assets include nonperforming loans, other real estate owned and other foreclosed assets.

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

	For the Years Ended December 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands)
Efficiency Ratio:
Net interest income	$121,481	$99,929	$83,773	$59,346	$43,703
Noninterest income	25,080	24,895	29,751	24,925	21,024
Less: net gain on equity investments	—	—	(4,013)	—	—
Recurring revenue	$146,561	$124,824	$109,511	$84,271	$64,727

Total noninterest expense	$71,234	$60,843	$53,117	$41,980	$35,064

Efficiency ratio	48.6%	48.7%	48.5%	49.8%	54.2%

Discussion and Analysis of Financial Condition for the Years Ended December 31, 2025 and 2024

Assets.  Our total assets were $2.37 billion at December 31, 2025, an increase of $473.2 million from $1.89 billion at December 31, 2024, due to growth in loans held for investment of $361.4 million, or 25.9%, and increases in cash and cash equivalents of $109.6 million, or 86.7%.

Loan Portfolio Analysis.  At December 31, 2025, loans were $1.76 billion, or 74.3% of total assets, compared to $1.40 billion, or 73.8% of total assets, at December 31, 2024. Our higher yielding  variable rate commercial loans increased $325.0 million, or 35.3%, to $1.25 billion at December 31, 2025 from $920.6 million at December 31, 2024 where commercial litigation related loan growth was $342.5 million, or 41.0%, to $1.18 billion in 2025. Commercial real estate loans increased $20.3 million, or 23.3%, to $107.3 million at December 31, 2025 from $87.0 million at December 31, 2024.  Multifamily loans increased $17.6 million, or 5.0%, to $372.8 million at December 31, 2025 from $355.2 million at December 31, 2024. Consumer loans increased $3.4 million or 17.7%, to $22.8 million at December 31, 2025 from $19.3 million at December 31, 2024. 1 – 4 family loans decreased $4.8 million, or 32.9%, to $9.8 million at December 31, 2025 from $14.7 million at December 31, 2024.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$372,800	21.2%	$355,165	25.4%	$348,241	28.8%
Commercial real estate	107,293	6.1	87,038	6.2	89,498	7.4
1 – 4 family	9,835	0.6	14,665	1.1	17,937	1.5
Total real estate	489,928	27.9	456,868	32.7	455,676	37.7
Commercial	1,245,555	70.8	920,567	65.9	737,914	61.1
Consumer	22,762	1.3	19,339	1.4	14,491	1.2
Total loans held for investment	$1,758,245	100.0%	$1,396,774	100.0%	$1,208,081	100.0%
Deferred loan fees and unearned premiums, net	182		247		(668)
Allowance for credit losses	(24,022)		(20,979)		(16,631)
Loans held for investment, net	$1,734,405		$1,376,042		$1,190,782

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated.

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$782,182	66.2%	$531,574	63.4%	$373,338	60.7%
Case cost lines of credit	209,469	17.7	185,204	22.1	152,165	24.8
Term loans	186,674	15.8	119,061	14.2	86,954	14.1
Total Commercial Litigation-Related	1,178,325	99.7	835,839	99.7	612,457	99.6
Consumer Litigation-Related:
Post-settlement consumer loans	3,130	0.3	2,716	0.3	2,406	0.4
Structured settlement loans	—	—	—	—	16	—
Total Consumer Litigation-Related	3,130	0.3	2,716	0.3	2,422	0.4
Total Litigation-Related Loans	$1,181,455	100.0%	$838,555	100.0%	$614,879	100.0%

At December 31, 2025, our Litigation-Related Loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $1.18 billion, or 67.2% of our total loan portfolio, compared to $838.6 million at December 31, 2024. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $106.9 million and $797.5 million, respectively, at December 31, 2025, compared to $85.0 million and $580.3 million, respectively, at December 31, 2024.

Litigation-Related post-settlement consumer loans increased $414 thousand to $3.1 million as of December 31, 2025, from $2.7 million as of December 31, 2024.

Loan Maturity.  The following table sets forth certain information at December 31, 2025 regarding the contractual maturity of our held for investment loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

		Commercial
December 31, 2025	Multifamily	Real Estate	1 – 4 Family	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$77,133	$2,105	$2,240	$801,717	$2,191	$885,386
More than one to five years	285,742	104,822	6,590	402,922	20,571	820,647
More than five to fifteen years	9,925	366	628	40,916	—	51,835
More than fifteen years	—	—	377	—	—	377
Total	$372,800	$107,293	$9,835	$1,245,555	$22,762	$1,758,245

The following table sets forth fixed and adjustable-rate held for investment loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Multifamily	$291,284	$4,383	$295,667
Commercial real estate	98,446	6,742	105,188
1 – 4 family	7,595	—	7,595
Commercial	74,909	368,929	443,838
Consumer	3,460	17,111	20,571
Total	$475,694	$397,165	$872,859

At December 31, 2025, substantially all of our $1.25 billion commercial loans are variable rate and tied to prime, comprising approximately 71% of our loan portfolio. Additionally, approximately 90% of our commercial loans have interest rate floor protection as of December 31, 2025.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2025, 2024 and 2023, we did not have any foreclosed assets.

Nonperforming assets totaled $8.6 million as of December 31, 2025, and consisted of one multifamily loan totaling $7.8 million and one commercial loan (a small business merchant uncorrelated to our primary commercial litigation lending platform and other commercial loans) totaling $736 thousand. Nonperforming assets totaled $10.9 million as of December 31, 2024.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	December 31,
	2025	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$7,836	$10,940	$10,940
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Commercial	736	—	—
Consumer	—	—	—
Total nonaccrual loans	8,572	10,940	10,940
Other real estate owned	—	—	—
Loans past due 90 days and still accruing	—	—	69
Total nonperforming assets	$8,572	$10,940	$11,009

Total loans held for investment(1)	$1,758,427	$1,397,021	$1,207,413
Total assets	$2,365,661	$1,892,503	$1,616,876
Allowance for credit losses	$24,022	$20,979	$16,631
Total nonaccrual loans to total loans	0.49%	0.78%	0.91%
Total nonperforming assets to total assets	0.36%	0.58%	0.68%
Allowance for credit losses to nonaccrual loans	280%	192%	152%
Allowance for credit losses to nonperforming loans	280%	192%	152%
Allowance for credit losses to total loans at end of the period(1)	1.37%	1.50%	1.38%
(1)	Loans are presented before the allowance for credit losses and include net deferred loan fees and unearned premiums.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Allowance at beginning of year	$20,979	$16,631	$12,223
Impact of CECL adoption	—	—	283
Provision for credit losses	9,675	4,700	4,525

Charge-offs:
Multifamily	3,275	—	—
Commercial real estate	—	—	—
1 – 4 family	79	—	—
Commercial	3,250	—	5
Consumer	57	390	439
Total charge-offs	6,661	390	444

Recoveries:
Multifamily	—	—	—
Commercial real estate	—	—	—
1 – 4 family	—	—	—
Commercial	—	—	—
Consumer	29	38	44
Total recoveries	29	38	44
Allowance at end of year	$24,022	$20,979	$16,631

The following table presents average loans and credit loss experience for the periods indicated.

	Years Ended December 31,
	2025			2024			2023
			Net			Net			Net
			Charge-offs			Charge-offs			Charge-offs
	Average	Net	to Average	Average	Net	to Average	Average	Net	to Average
	Loans (1)	Charge-offs	Loans	Loans (1)	Charge-offs	Loans	Loans (1)	Charge-offs	Loans

	(Dollars in thousands)
Multifamily	$363,895	$3,275	0.90%	$349,360	$—	—%	$304,848	$—	—%
Commercial real estate	95,724	—	—	88,272	—	—	90,735	—	—
1 – 4 family	10,439	79	0.76	15,898	—	—	22,109	—	—
Commercial	1,022,283	3,250	0.32	786,534	—	—	621,730	5	0.00
Consumer	19,346	28	0.14	18,698	352	1.88	13,477	395	2.93
Total	$1,511,687	$6,632	0.44%	$1,258,762	$352	0.03%	$1,052,899	$400	0.04%

(1)	Excludes net deferred loan fees and unearned premiums.

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

	December 31,
	2025			2024			2023
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		for Credit	Each		for Credit	Each		for Credit	Each
	Allowance	Losses to	Category	Allowance	Losses to	Category	Allowance	Losses to	Category
	for Credit	Total	to Total	for Credit	Total	to Total	for Credit	Total	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Multifamily	$6,026	25.1%	21.2%	$5,116	24.4%	25.4%	$3,236	19.5%	28.8%
Commercial real estate	795	3.3	6.1	691	3.3	6.2	823	4.9	7.4
1 – 4 family	35	0.1	0.6	52	0.2	1.1	58	0.3	1.5
Commercial	16,285	67.8	70.8	14,283	68.1	65.9	12,056	72.5	61.1
Consumer	881	3.7	1.3	837	4.0	1.4	458	2.8	1.2
Total allocated allowance	$24,022	100.0%	100.0%	$20,979	100.0%	100.0%	$16,631	100.0%	100.0%

At December 31, 2025, special mention and substandard loans totaled $12.3 million and $8.6 million, respectively, compared to $4.0 million and $10.9 million, respectively, as of December 31, 2024. The $8.3 million increase in special mention balances primarily relates to law firm related commercial loans totaling $6.3 million and a $6.0 million multifamily loan (to the same sponsor as the $7.8 million nonaccrual substandard loan) offset by the transfer of a non-litigation related loan to substandard. Loans rated special mention and substandard totaled $4.0 million and $10.9 million, respectively, as of December 31, 2023. Substandard loans were driven by the one nonaccrual multifamily loan as of December 31, 2023.

Our special mention and substandard loans as a percentage of loans was 0.7% and 0.5% as of December 31, 2025, respectively, and 0.3% and 0.8% as of December 31, 2024, respectively. Our special mention and substandard loans as a percentage of loans was 0.3% and 0.9% as of December 31, 2023, respectively. The ratio of nonperforming loans to total loans and total assets was 0.49% and 0.36%, respectively, as of December 31, 2025, as compared to 0.78% and 0.58%, respectively, as of December 31, 2024. The ratio of nonperforming loans to total loans and total assets was 0.91% and 0.68%, respectively, as of December 31, 2023.

The allowance for credit losses to nonperforming loans was 280% as of December 31, 2025, as compared to 192% as of December 31, 2024. The allowance for credit losses to nonperforming loans was 152% as of December 31, 2023. The allowance for credit losses as a percentage of loans was 1.37% and 1.50% as of December 31, 2025 and 2024, respectively. The increase in the allowance as a percentage of loans was general reserve driven considering loan growth and the qualitative factors associated with the current uncertain economic environment including, but not limited to, its potential impact on the New York metro commercial real estate market. The allowance for credit losses as a percentage of loans was 1.38% as of December 31, 2023.

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

Debt Securities Portfolio

At December 31, 2025 and 2024, all debt securities available-for-sale were carried at fair value and we had no investments in a single company or entity, other than government and government agency securities, which had an aggregate book value in excess of 10% of our equity. Securities available-for-sale totaled $246.5 million at December 31, 2025, as compared to $241.7 million at December 31, 2024, supported by purchases at current market interest rates totaling $47.6 million, offsetting portfolio amortization totaling $50.6 million. Securities held-to-maturity decreased $8.5 million  due to portfolio amortization and totaled $60.2 million at December 31, 2025, as compared to $68.7 million at December 31, 2024.

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at December 31, 2025.

As of December 31, 2025 and December 31, 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies.

No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments have been made as we have no tax free interest earning assets.

	December 31, 2025
			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available-for-sale:
Mortgage backed securities-agency	$—	—%	$4,697	3.09%	$7,658	4.04%	$85,342	1.89%	$97,697	2.12%
Collateralized mortgage obligations-agency	—	—	—	—	9,003	5.21	151,720	4.96	160,723	4.98
Total securities available-for-sale	$—	—%	$4,697	3.09%	$16,661	4.68%	$237,062	3.86%	$258,420	3.90%

Securities held-to-maturity:
Collateralized mortgage obligations-agency	$—	—%	$—	—%	$—	—%	$60,193	2.94%	$60,193	2.94%
Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$60,193	2.94%	$60,193	2.94%

Deposits

Total deposits increased $420.8 million, or 25.6%, to $2.06 billion at December 31, 2025 from $1.64 billion at December 31, 2024, primarily due to our focus on client acquisition and expansion/growth in our national litigation platform. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit. Core deposits totaled $2.06 billion at December 31, 2025, or 99.7% of total deposits at that date. Certificates of deposit totaled $6.2 million at December 31, 2025, or 0.3% of total deposits at that date.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Years Ended December 31,
	2025			2024			2023
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Cost	Balance	Percent	Cost	Balance	Percent	Cost

	(Dollars in thousands)
Demand (noninterest bearing)	$570,842	31.55%	0.00%	$510,868	34.78%	0.00%	$497,795	40.61%	0.00%
Savings, NOW and Money Market	1,231,143	68.05	1.43	945,899	64.39	1.36	715,004	58.32	1.07
Time	7,239	0.40	3.87	12,281	0.84	4.49	13,159	1.07	3.62
Total deposits	$1,809,224	100.00%	0.99%	$1,469,048	100.00%	0.91%	$1,225,958	100.00%	0.66%

Our deposit strategy primarily focuses on developing full service commercial banking relationships nationally with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. As of December

31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000) was $685.1 million, or 33.2%, of our total Bank deposits of $2.06 billion, excluding $12.1 million of the Company’s deposits held by the Bank. Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. At December 31, 2025, our off-balance sheet sweeps funds totaled $736.6 million, of which $449.0 million, or 61.0%, was able to be swept on balance sheet as reciprocal client relationship money market deposits. Our core low-cost deposit growth and off-balance sheet client funds continue to clearly demonstrate our highly efficient, full service commercial relationships and tech-enabled cash management platform.

As of December 31, 2024, the aggregate amount of uninsured deposits was $463.9 million, or 28.2%, of our total Bank deposits of $1.64 billion, excluding $12.4 million of the Company’s deposits held by the Bank. As of December 31, 2023, the aggregate amount of uninsured deposits was $381.6 million, or 27.1%, of our total Bank deposits of $1.41 billion, excluding $5.5 million of the Company’s deposits held by the Bank.

As of December 31, 2025, the Company had approximately $1.23 billion of longer duration law firm escrow (or trust) deposits with the majority of these law firms also having a commercial lending relationship with the Bank. Law firm escrow accounts, as well as other fiduciary deposit accounts, are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. The FDIC insured and uninsured deposited balances reflect management’s determination of settlement claims deposited as of period end. In addition, as of December 31, 2025, the aggregate amount of our uninsured certificates of deposit was $3.0 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2025.

December 31, 2025
(In thousands)
Maturing period:
Three months or less	$1,038
Over three months through six months	1,098
Over six months through twelve months	278
Over twelve months	626
Total	$3,040

Borrowings

At December 31, 2025, we had the ability to borrow a total of $455.5 million from the FHLB. We also had a borrowing capacity with the FRB discount window of $48.1 million. At December 31, 2025, we also had $29.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2025 and December 31, 2024.

Stockholders’ Equity

Total stockholders’ equity increased $52.5 million, or 22.1%, to $289.6 million at December 31, 2025, from $237.1 million at December 31, 2024. The increase for the year ended December 31, 2025 was primarily due to net income of $50.8 million, decreases in other comprehensive losses related to net unrealized gains in our available-for-sale securities portfolio of $5.8 million, and amortization of share-based compensation of $5.0 million, partially offset by dividends declared to common stockholders of $6.0 million, and shares from employees related to income tax withholding on share-based compensation of $4.0 million.

Average Balance Sheets and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2025, 2024 and 2023. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net premium amortization and net deferred loan origination fees accounted for as yield adjustments. No tax-equivalent adjustments have been made as we have no tax exempt investments.

	Years Ended December 31,
	2025			2024			2023
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans held for investment	$1,511,997	$119,576	7.91%	$1,258,914	$98,458	7.82%	$1,051,903	$81,188	7.72%
Securities, includes restricted stock	333,259	12,598	3.78%	265,714	8,636	3.25%	210,776	5,020	2.38%
Securities purchased under agreements to resell	—	—	—	—	—	—%	27,142	1,526	5.62%
Interest earning cash and other	172,890	7,243	4.19%	123,805	6,279	5.07%	85,454	4,154	4.86%
Total interest earning assets	2,018,146	139,417	6.91%	1,648,433	113,373	6.88%	1,375,275	91,888	6.68%

NONINTEREST EARNING ASSETS	70,630			52,157			45,703

TOTAL AVERAGE ASSETS	$2,088,776			$1,700,590			$1,420,978

INTEREST BEARING LIABILITIES

Savings, NOW, money market deposits	$1,231,143	$17,652	1.43%	$945,899	$12,889	1.36%	$715,004	$7,635	1.07%
Time deposits	7,239	280	3.87%	12,281	551	4.49%	13,159	476	3.62%
Total deposits	1,238,382	17,932	1.45%	958,180	13,440	1.40%	728,163	8,111	1.11%
Borrowings	42	4	9.52%	44	4	9.09%	46	4	8.70%
Total interest bearing liabilities	1,238,424	17,936	1.45%	958,224	13,444	1.40%	728,209	8,115	1.11%

NONINTEREST BEARING LIABILITIES
Demand deposits	570,842			510,868			497,795
Other liabilities	17,688			14,755			18,210
Total noninterest bearing liabilities	588,530			525,623			516,005
Stockholders' equity	261,822			216,743			176,764

TOTAL AVG. LIABILITIES AND EQUITY	$2,088,776			$1,700,590			$1,420,978
Net interest income		$121,481			$99,929			$83,773
Net interest spread			5.46%			5.48%			5.57%
Net interest margin			6.02%			6.06%			6.09%
Deposits (including nonint. demand deposits)	$1,809,224	$17,932	0.99%	$1,469,048	$13,440	0.91%	$1,225,958	$8,111	0.66%

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

	Years Ended
	December 31,
	2025 vs. 2024
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$20,003	$1,115	$21,118
Securities, includes restricted stock	2,413	1,549	3,962
Interest earning cash and other	2,188	(1,224)	964
Total interest income	24,604	1,440	26,044

Interest paid on:
Savings, NOW, money market deposits	4,060	703	4,763
Time deposits	(203)	(68)	(271)
Total deposits	3,857	635	4,492
Borrowings	—	—	—
Total interest expense	3,857	635	4,492
Change in net interest income	$20,747	$805	$21,552

	Years Ended
	December 31,
	2024 vs. 2023
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$16,682	$588	$17,270
Securities, includes restricted stock	1,507	2,109	3,616
Securities purchased under agreements to resell	(1,526)	—	(1,526)
Interest earning cash and other	1,938	187	2,125
Total interest income	18,601	2,884	21,485

Interest paid on:
Savings, NOW, money market deposits	2,002	3,252	5,254
Time deposits	(33)	108	75
Total deposits	1,969	3,360	5,329
Borrowings	—	—	—
Total interest expense	1,969	3,360	5,329
Change in net interest income	$16,632	$(476)	$16,156

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General.  Net income increased $7.2 million, or 16.4%, to $50.8 million for the year ended December 31, 2025 from $43.7 million for the year ended December 31, 2024. The increase resulted from a $21.6 million increase in net interest income, and a decrease in tax expense of $793 thousand, partially offset by an increase in noninterest expense of $10.4 million and in increase in the provision for credit losses of $5.0 million.

Net Interest Income.  Net interest income increased $21.6 million, or 21.6%, to $121.5 million for the year ended December 31, 2025 from $99.9 million for the year ended December 31, 2024, due to a $26.0 million increase in interest income, partially offset by a $4.5 million increase in interest expense.

Our net interest margin decreased 4 basis points to 6.02% for the year ended December 31, 2025 from 6.06% for the year ended December 31, 2024, primarily due to elevated average interest earning cash balances of $49.1 million that negatively impacted our net interest margin by approximately 8 basis points. Average loan yields increased 9 basis points to 7.91% while average loans increased $253.1 million, or 20.1%, to $1.51 billion, led by higher yielding litigation related loan growth of $253.7 million, or 37.2%. Average securities increased $67.5 million, or 25.4%, to $333.3 million and securities yields increased by 53 basis points to 3.78%. Average deposits increased $340.2 million, or 23.2%, to $1.81 billion, led by increases in litigation related escrow or IOLTA, money market (primarily commercial), and noninterest bearing commercial demand deposits totaling $208.4 million, $80.4 million, and $60.0 million, respectively. Our cost of deposits, including noninterest bearing demand deposits, increased 8 basis points to 0.99% due to changes in deposit composition.

Interest Income.  Interest income increased $26.0 million, or 23.0%, to $139.4 million for the year ended December 31, 2025 from $113.4 million for the year ended December 31, 2024 and was attributable to increases in income on loans, securities and interest earning cash.

Loan interest income increased $21.1 million, or 21.4%, to $119.6 million for the year ended December 31, 2025 from $98.5 million for the year ended December 31, 2024. This increase was attributable to a $253.1 million, or 20.1%, increase in the average loan balance primarily due to commercial loan growth focused in our higher yielding litigation related loans that grew $253.7 million, or 37.2%, increasing total loan yields by 9 basis points to 7.91%. The increase in loan interest income was driven by an increase of $20.0 million related to growth in average loan volumes (substantially all litigation related commercial loans) and $1.1 million due to increases in average loan rates. Overall, the commercial loan portfolio average balance increased $235.4 million to $1.02 billion, driving commercial loan yields to 9.37% for the year ended December 31, 2025.

Securities interest income increased $4.0 million, or 45.9%, to $12.6 million for the year ended December 31, 2025 from $8.6 million for the year ended December 31, 2024 with $2.4 million attributable to average volume increases and $1.5 million attributable to increases in average rate. Average securities increased $67.5 million, or 25.4%, to $333.3 million and securities yields increased by 53 basis points to 3.78%.

Income on interest earning cash increased $964 thousand, to $7.2 million for the year ended December 31, 2025 with $2.2 million attributable to average volume increases (funded with core deposits), offset by $1.2 million due to decreases in short-term rates. Average interest earning cash balances increased $49.1 million, or 39.7%, to $172.9 million, negatively impacting our net interest margin by approximately 8 basis points as cash is one of our lowest yielding assets at 4.19% .

Interest Expense. Interest expense increased $4.5 million, or 33.4%, to $17.9 million for the year ended December 31, 2025 from $13.4 million for the year ended December 31, 2024, with $3.9 million attributable to increases in average deposit balances (primarily commercial money market and litigation related escrow or IOLTA), as well as a $635 thousand increase due to changes in deposit composition. Average deposits increased $340.2 million, or 23.2%, to $1.81 billion, led by increases in litigation related escrow or IOLTA,  commercial money market and noninterest bearing demand deposits totaling $208.4 million, $80.4 million, and $60.0 million, respectively.

Provision for Credit losses.  Our provision for credit losses increased $5.0 million to $9.7 million for the year ended December 31, 2025 from $4.7 million for the year ended December 31, 2024. This increase was driven by $6.6 million in net charge-offs primarily comprised of (1) a small business merchant related commercial loan charge-off totaling $3.3 million ($736 thousand on nonaccrual as of December 31, 2025) in the second quarter of 2025; and (2) a multifamily loan charge-off totaling $2.9 million in the first quarter of 2025 ($7.8 million on nonaccrual as of December 31, 2025). As of December 31, 2025, our allowance to loans ratio was 1.37% as compared to 1.50% as of December 31, 2024. Based on management’s evaluation of current credit risk in our commercial real estate and commercial portfolios as well as increases in the general reserves considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment, management believes the allowance for credit losses is adequate at December 31, 2025.

Noninterest Income.  Noninterest income information is as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$19,550	$20,147	$(597)	(3.0)%
ACH income	665	728	(63)	(8.7)
Total payment processing fees	20,215	20,875	(660)	(3.2)
Customer related fees, service charges and other:
Administrative service income	2,995	2,738	257	9.4
Gain on equity investment	432	—	432	NA
Other	1,438	1,282	156	12.2
Total customer related fees, service charges and other	4,865	4,020	845	21.0
Total noninterest income	$25,080	$24,895	$185	0.7%

Payment processing income was $20.2 million for the year ended December 31, 2025, a $660 thousand decrease from the same period in 2024, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the credit and debit card processing platform increased $3.1 billion, or 8.6%, to $39.5 billion while transactions volume totaled 590.4 million for the year ended December 31, 2025. ASP fee income increased $257 thousand to $3.0 million for the year ended December 31, 2025 as compared to the same period in 2024. ASP fee income is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Other income increased $156 thousand, or 12.2%, to $1.4 million due to increases in loan and other banking fees. For the year ended December 31, 2025, the Company recognized a $432 thousand gain on certain equity investments.

Noninterest Expense.  Noninterest expense information is as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$42,314	$37,845	$4,469	11.8%
Occupancy and equipment	4,907	4,093	814	19.9
Professional and consulting services	5,498	3,824	1,674	43.8
FDIC and regulatory assessments	1,118	943	175	18.6
Advertising and marketing	3,614	3,514	100	2.8
Travel and business relations	1,650	966	684	70.8
Data processing	8,458	6,660	1,798	27.0
Other operating expenses	3,675	2,998	677	22.6
Total noninterest expense	$71,234	$60,843	$10,391	17.1%

Employee compensation and benefits costs increased primarily due to increases in regional BDO incentive pay or sales commissions, year-end bonuses, employee benefit costs, stock grants and related stock-based compensation, and, to a lesser extent, the impact of year end salary increases and employee hires. The increase in BDO incentive pay is directly tied to our litigation related/commercial loan and core deposit growth, attracting full-service commercial banking clients nationally. Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Professional and consulting services costs increased due to continuously evaluating business development opportunities, increased insurance and accounting costs, and costs related to staffing needs, including our new Los Angeles branch. Occupancy and equipment costs increased due to the replacement and accelerated amortization of certain internally developed software to support our digital marketing and risk management platforms and costs related to our new Los Angeles branch. Travel and business relations expenses increased resulting from our high touch sales efforts that complement our digital marketing efforts and additional travel related to the opening and associated training for our new Los Angeles branch.

Income Tax Expense.  We recorded income tax expense of $14.8 million for the year ended December 31, 2025, reflecting an effective tax rate of 22.6%, compared to $15.6 million, or an effective tax rate of 26.4%, for the year ended December 31, 2024. The decrease in effective tax rate resulted from certain discrete tax benefits related to share-based compensation.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2025.

	December 31,
	2025
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$179,789	$31,321
200	168,035	19,567
100	157,091	8,623
0	148,468	—
-100	139,626	(8,842)
-200	130,716	(17,752)
-300	121,665	(26,803)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2025.

	December 31,
	2025
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$562,251	$95,613
200	533,739	67,101
100	501,959	35,321
0	466,638	—
-100	423,174	(43,464)
-200	375,111	(91,527)
-300	320,662	(145,976)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2025 and 2024, cash and cash equivalents totaled $235.9 million and $126.3 million, respectively.

At December 31, 2025, through pledging of our securities and certain loans, we had the ability to borrow a total of  $455.5 million from the FHLB and $48.1 million from the FRB discount window. At December 31, 2025, we also had $29.0 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of December 31, 2025.

At December 31, 2025, our off-balance sheet sweeps funds totaled $736.6 million, of which $449.0 million, or 61.0%, was able to be swept on balance sheet as reciprocal client relationship deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.22 billion at December 31, 2025, or 59.0% of total deposits, creating a highly liquid and unlevered balance sheet

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, other correspondent bank lines or obtain additional funds through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At December 31, 2025 and 2024, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At December 31, 2025
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.43%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.18%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.18%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.87%

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

Shareholders and the Board of Directors of

Esquire Financial Holdings, Inc.

Jericho, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Esquire Financial Holdings, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Livingston, New Jersey

March 13, 2026

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$235,887	$126,329
Securities available-for-sale, at fair value	246,505	241,746
Securities held-to-maturity, at cost (fair value of $55,500 and $60,931, at December 31, 2025 and December 31, 2024, respectively)	60,193	68,660
Securities, restricted, at cost	3,173	3,034

Loans held for investment	1,758,427	1,397,021
Less: allowance for credit losses	(24,022)	(20,979)
Loans, net of allowance	1,734,405	1,376,042
Premises and equipment, net	4,379	2,436
Accrued interest receivable	12,640	10,124
Deferred tax assets, net	11,117	13,129
Other assets	57,362	51,003
Total assets	$2,365,661	$1,892,503

Liabilities:
Deposits:
Demand	$576,455	$497,958
Savings, NOW and money market	1,480,380	1,130,174
Time	6,172	14,104
Total deposits	2,063,007	1,642,236

Accrued expenses and other liabilities	13,056	13,173
Total liabilities	2,076,063	1,655,409

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,708,923 and 8,473,651 shares issued, respectively; and 8,552,405 and 8,354,753 shares outstanding, respectively	87	85
Additional paid-in capital	109,889	104,052
Retained earnings	197,787	152,932
Accumulated other comprehensive loss	(8,489)	(14,287)
Treasury stock at cost (156,518 and 118,898 shares, respectively)	(9,676)	(5,688)
Total stockholders’ equity	289,598	237,094
Total liabilities and stockholders’ equity	$2,365,661	$1,892,503

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Loans held for investment	$119,576	$98,458	$81,188
Securities, includes restricted stock	12,598	8,636	5,020
Securities purchased under agreements to resell	—	—	1,526
Interest earning cash and other	7,243	6,279	4,154
Total interest income	139,417	113,373	91,888

Interest expense:
Savings, NOW and money market deposits	17,652	12,889	7,635
Time deposits	280	551	476
Borrowings	4	4	4
Total interest expense	17,936	13,444	8,115

Net interest income	121,481	99,929	83,773
Provision for credit losses	9,675	4,700	4,525
Net interest income after provision for credit losses	111,806	95,229	79,248

Noninterest income:
Payment processing fees	20,215	20,875	22,316
Administrative service income	2,995	2,738	2,467
Net gain on equity investments	432	—	4,013
Customer related fees, service charges and other	1,438	1,282	955
Total noninterest income	25,080	24,895	29,751

Noninterest expense:
Employee compensation and benefits	42,314	37,845	32,481
Occupancy and equipment	4,907	4,093	3,363
Professional and consulting services	5,498	3,824	5,447
FDIC and regulatory assessments	1,118	943	793
Advertising and marketing	3,614	3,514	1,823
Travel and business relations	1,650	966	985
Data processing	8,458	6,660	5,165
Other operating expenses	3,675	2,998	3,060
Total noninterest expense	71,234	60,843	53,117

Net income before income taxes	65,652	59,281	55,882
Income tax expense	14,830	15,623	14,871

Net income	$50,822	$43,658	$41,011

Earnings per share
Basic	$6.30	$5.58	$5.31
Diluted	$5.87	$5.14	$4.91

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$50,822	$43,658	$41,011
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on securities available-for-sale	7,790	(1,450)	2,595
Tax effect	(1,992)	398	(713)
Total other comprehensive income (loss)	5,798	(1,052)	1,882
Total comprehensive income	$56,620	$42,606	$42,893

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	(loss) income	stock	equity
Balance at January 1, 2023	—	8,195,333	$—	$82	$96,387	$77,712	$(15,117)	$(906)	$158,158
Net income	—	—	—	—	—	(568)	—	—	(568)
Balance at January 1, 2023 (as adjusted for change in accounting principle)		8,195,333	—	82	96,387	77,144	(15,117)	(906)	157,590
Net income	—	—	—	—	—	41,011	—	—	41,011
Other comprehensive income	—	—	—	—	—	—	1,882	—	1,882
Exercise of stock options, net of repurchases (11,142 shares)	—	26,272	—	1	109	—	—	—	110
Restricted stock grants	—	96,872	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	—	—	3,218	—	—	—	3,218
Cash dividends declared to common stockholders ($0.475 per share)	—	—	—	—	—	(3,894)	—	—	(3,894)
Shares received related to tax withholding	—	(22,629)	—	—	—	—	—	(1,076)	(1,076)
Purchase of common stock	—	(8,000)	—	—	—	—	—	(286)	(286)
Balance at December 31, 2023	—	8,287,848	$—	$84	$99,713	$114,261	$(13,235)	$(2,268)	$198,555
Net income	—	—	—	—	—	43,658	—	—	43,658
Other comprehensive loss	—	—	—	—	—	—	(1,052)	—	(1,052)
Exercise of stock options, net of repurchases (15,918 shares)	—	90,874	—	1	504	—	—	—	505
Restricted stock grants, net of forfeitures (3,200 shares)	—	21,592	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,835	—	—	—	3,835
Cash dividends declared to common stockholders ($0.60 per share)	—	—	—	—	—	(4,987)	—	—	(4,987)
Shares received related to tax withholding	—	(45,561)	—	—	—	—	—	(3,420)	(3,420)
Balance at December 31, 2024	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	50,822	—	—	50,822
Other comprehensive income	—	—	—	—	—	—	5,798	—	5,798
Exercise of stock options, net of repurchases (24,223 shares)	—	180,178	—	2	885	—	—	—	887
Restricted stock grants, net of forfeitures (2,692 shares)	—	55,094	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	4,952	—	—	—	4,952
Cash dividends declared to common stockholders ($0.70 per share)	—	—	—	—	—	(5,967)	—	—	(5,967)
Shares received related to tax withholding	—	(37,620)	—	—	—	—	—	(3,988)	(3,988)
Balance at December 31, 2025	—	8,552,405	$—	$87	$109,889	$197,787	$(8,489)	$(9,676)	$289,598

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$50,822	$43,658	$41,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,675	4,700	4,525
Depreciation and amortization of premises and equipment	1,218	880	707
Stock compensation expense	4,952	3,835	3,218
Net gain on equity investments	(432)	—	(4,013)
Deferred tax benefit	20	(1,106)	(2,551)
Net amortization (accretion):
Securities	469	430	429
Loans	(109)	(484)	(1,291)
Right of use asset	748	572	567
Software	1,718	1,835	1,263
Changes in other assets and liabilities:
Accrued interest receivable	(2,516)	(994)	(3,362)
Other assets	(6,504)	(11,091)	794
Operating lease liability	(890)	(721)	(627)
Accrued expenses and other liabilities	669	698	1,731
Net cash provided by operating activities	59,840	42,212	42,401
Cash flows from investing activities:
Net change in loans	(367,929)	(189,476)	(259,227)
Net change in securities purchased under agreements to resell	—	—	49,567
Purchases of securities available-for-sale	(47,599)	(157,862)	(22,820)
Purchases of securities held-to-maturity	—	—	(5,978)
Principal repayments on securities available-for-sale	50,261	36,447	12,249
Principal repayments on securities held-to-maturity	8,367	8,237	7,253
Purchases of securities, restricted	(139)	(106)	(118)
Proceeds from equity investment	1,232	1,467	6,674
Purchase of equity investment	(700)	(3,824)	—
Purchases of premises and equipment	(3,161)	(714)	(605)
Development of capitalized software	(2,421)	(2,435)	(2,399)
Net cash used in investing activities	(362,089)	(308,266)	(215,404)
Cash flows from financing activities:
Net increase in deposits	420,771	234,937	179,063
Decrease in borrowings	(2)	(2)	(2)
Exercise of stock options, net of repurchases	887	505	110
Tax withholding payments for vested equity awards	(3,988)	(3,420)	(1,076)
Cash dividends paid to common stockholders	(5,861)	(4,846)	(3,719)
Purchase of common stock	—	—	(286)
Net cash provided by financing activities	411,807	227,174	174,090
Increase (decrease) in cash and cash equivalents	109,558	(38,880)	1,087
Cash and cash equivalents at beginning of the period	126,329	165,209	164,122
Cash and cash equivalents at end of the period	$235,887	$126,329	$165,209

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,960	$13,430	$8,134
Taxes	15,295	18,002	17,587
Noncash transactions:
Dividends declared but not paid	106	141	175
Exchange of noncash instruments	—	(300)	1,750
Right of use asset obtained in exchange for lease liability	—	2,035	—
Cumulative change in accounting principle (Note 1)	—	—	(568)

See accompanying notes to consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

NOTE 1 — Business and Summary of Significant Accounting Policies

Business

Esquire Financial Holdings, Inc. is a financial holding company incorporated in Maryland and headquartered in Jericho, New York. Its wholly owned subsidiary, Esquire Bank, National Association (the “Bank”), is a full-service commercial bank, with branch offices in Jericho, New York and Los Angeles, California, as well as an administrative office in Boca Raton, Florida. The Bank is dedicated to serving the financial needs of the litigation industry and small businesses nationally, as well as commercial and retail customers in the New York metropolitan area.

The Bank offers tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. Banking products offered for businesses and consumers include checking, savings, money market and time deposits, a wide range of commercial and consumer loans, as well as customary banking services. These activities, primarily anchored by our legal community focus, generate a stable source of low cost deposits and a diverse asset base to support our overall operations.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

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

Allowance for credit losses on securities held-to-maturity

The Company pools securities held-to-maturity based on shared risk characteristics with losses estimated assuming future cash flows not expected to be collected. For securities held-to-maturity with no historical losses, the Company can rely on external data. For example, credit rating agencies’ loss data and default rates can be utilized on specific bonds with associated grades. Agency rating changes can be incorporated along with current and forecasted conditions to determine the allowance for credit losses associated with securities held-to-maturity. All of the Company’s securities held-to-maturity are agency backed securities and have no expected credit losses under current conditions and reasonable and supportable forecasts. Factors considered in management’s expectation of no expected credit losses in the securities held-to-maturity portfolio are the explicit guarantee by a sovereign government, long history of no credit losses, and consistent high credit rating by rating agencies. The Company’s securities held-to-maturity are either explicitly or implicitly guaranteed by the U.S. government agencies, are highly rated by major ratings agencies, and have a long history of no credit losses. Accordingly, there was no allowance for credit losses on securities held-to-maturity as of December 31, 2025 and 2024.

Allowance for credit losses on securities available-for-sale

For securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates that a credit loss exists, the present value of the expected cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. All of the Company’s securities available-for-sale have no expected credit losses under current conditions and reasonable and supportable forecasts. Accordingly, there was no allowance for credit losses on securities available-for-sale as of December 31, 2025 and 2024.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

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

The methodology for determining the allowance for credit losses on loans held for investment is considered a critical accounting policy by management given the judgment required for determining assumptions used, uncertainty of economic forecasts, and subjectivity of any qualitative factors considered. The Company utilizes the Static Pool methodology to calculate the quantitative component of the allowance for credit losses for its entire loan portfolio. The Static Pool methodology leverages the average of the historical loss rates on similar pools of loans over the lookback period, with each pool equal to the weighted average remaining life of the portfolio segment.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

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

Internal-Use Software

Implementation costs with respect to internal-use software are capitalized once the project stage is complete.  Project stage includes determining the performance requirements, strategic decisions related to allocation of resources, determining the technology needed to achieve performance requirements, selection of vendors, and other items. Costs during the project stage are expensed as incurred. Once the internal-use software is placed into operation, capitalized software costs are amortized using the straight-line method over three to five years. Internal use-software assets totaled $3,633 and $4,121, net of accumulated amortization, as of December 31, 2025 and 2024, respectively, and are included within Other assets on the Consolidated Statements of Financial Condition. The related software amortization expense totaled $1,718 and $1,835, for the years ended December 31, 2025 and 2024, respectively, and are included within Occupancy and equipment on the Consolidated Statements of Income.

Securities, Restricted, at Cost

The Bank is a member of the FHLB system and the FRB, and Atlantic Central Banker’s Bank where members are required to own a certain number of shares of stock in order to conduct business with these institutions.  FHLB stock holdings are based on the level of MRA, borrowings and other factors while FRB stock holding levels are capital based. These equity investments are carried at cost and classified as restricted securities which are periodically evaluated for impairment based on the ultimate recovery of par value. Dividends from these equity investments are reported as interest income on the Consolidated Statements of Income.

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

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

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

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a VIE in exchange for a nonvoting interest valued at $13,500 where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. Gains or losses on this investment are the result of changes in projected cash flows from the VIE’s loan portfolio based on expected claim settlements and the Company’s exposure is limited to its investment. The Company did not recognize an equity method gain or loss on its investment for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recognized an equity method loss of approximately $500 on its investment. As of December 31, 2025, the investment’s carrying amount was $9,014 with a remaining life of 3.3 years, and a carrying amount of $9,405 as of December 31, 2024.

During 2024 and 2025, the Company invested cash in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. In 2025 and 2024, the Company did not recognize an equity method gain or loss on its investment. The investments carrying amount was $4,824 and $4,124 as of December 31, 2025 and 2024, respectively and there are no remaining unfunded commitments as of December 31, 2025. The Company funded $700 and $3,824 for the years ended December 31, 2025 and December 31, 2024, respectively.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

Earnings per Share

Basic earnings per share is net earnings allocated to stock divided by the weighted average number of shares outstanding during the period. Any outstanding preferred shares are considered participating securities for computation of basic earnings per share. Diluted earnings per share include the dilutive effect of additional potential shares issuable under stock options and RSAs.

Share-Based Payment

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning with January 1, 2023, are presented under the CECL Standard.

The adoption of the CECL Standard resulted in an initial increase of $283 to the allowance for credit losses and an increase of $500 to the reserve for unfunded commitments in other liabilities. The after-tax cumulative effect of adopting the CECL Standard was a decrease to retained earnings of $568 as of January 1, 2023.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Standards Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. Specifically, the amendments in this ASU require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the applicable statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The update is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard utilizing the retrospective method on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2025, resulting in expanded disclosure in Note 8 of our Consolidated Financial Statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$97,697	$92	$(12,094)	$85,695
Collateralized mortgage obligations ("CMOs") – agency	160,723	1,443	(1,356)	160,810
Total available-for-sale	$258,420	$1,535	$(13,450)	$246,505

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$60,193	$26	$(4,719)	$55,500
Total held-to-maturity	$60,193	$26	$(4,719)	$55,500

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Mortgage-backed securities – agency	$103,009	$—	$(17,057)	$85,952
CMOs – agency	158,442	271	(2,919)	155,794
Total available-for-sale	$261,451	$271	$(19,976)	$241,746

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity:
CMOs – agency	$68,660	$—	$(7,729)	$60,931
Total held-to-maturity	$68,660	$—	$(7,729)	$60,931

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

There were no sales or calls of securities in 2025, 2024 and 2023.

At December 31, 2025, securities having a fair value of $252,426 were pledged to the FHLB for borrowing capacity totaling $235,656. At December 31, 2024 securities having a fair value of $249,636 were pledged to the FHLB for borrowing capacity totaling $232,343. At December 31, 2025 and 2024, the Company had no outstanding FHLB advances.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

At December 31, 2025, securities having a fair value of $49,580 were pledged to the FRB for borrowing capacity totaling $48,096. At December 31, 2024, securities having a fair value of $53,040 were pledged to the FRB for borrowing capacity totaling $51,363. At December 31, 2025 and 2024, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$1,626	$(15)	$72,692	$(12,079)	$74,318	$(12,094)
CMOs – agency	—	—	20,400	(1,356)	20,400	(1,356)
Total available-for-sale	$1,626	$(15)	$93,092	$(13,435)	$94,718	$(13,450)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)
Total held-to-maturity	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
Mortgage-backed securities – agency	$6,341	$(84)	$79,610	$(16,973)	$85,951	$(17,057)
CMOs – agency	94,642	(998)	10,729	(1,921)	105,371	(2,919)
Total available-for-sale	$100,983	$(1,082)	$90,339	$(18,894)	$191,322	$(19,976)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
Securities held-to-maturity:
CMOs – agency	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)
Total held-to-maturity	$—	$—	$56,523	$(7,729)	$56,523	$(7,729)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at December 31, 2025.

As of December 31, 2025 and 2024, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of December 31, 2025 and 2024.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

Accrued interest receivable on securities totaling $1,052 at December 31, 2025 and $1,066 at December 31, 2024, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	December 31, 2025	December 31, 2024
Real estate:
Multifamily	$372,800	$355,165
Commercial real estate	107,293	87,038
1 – 4 family	9,835	14,665
Total real estate	489,928	456,868
Commercial	1,245,555	920,567
Consumer	22,762	19,339
Total loans held for investment	1,758,245	1,396,774
Deferred fees and unearned premiums, net	182	247
Allowance for credit losses	(24,022)	(20,979)
Loans held for investment, net	$1,734,405	$1,376,042

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

The following tables present the activity in the allowance for credit losses by class for the years ending December 31, 2025, 2024 and 2023:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total
December 31, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$14,283	$837	$20,979
Provision for credit losses	4,185	104	62	5,252	72	9,675
Recoveries	—	—	—	—	29	29
Loans charged-off	(3,275)	—	(79)	(3,250)	(57)	(6,661)
Total ending allowance balance	$6,026	$795	$35	$16,285	$881	$24,022

December 31, 2024
Allowance for credit losses:
Beginning balance	$3,236	$823	$58	$12,056	$458	$16,631
Provision (credit) for credit losses	1,880	(132)	(6)	2,227	731	4,700
Recoveries	—	—	—	—	38	38
Loans charged-off	—	—	—	—	(390)	(390)
Total ending allowance balance	$5,116	$691	$52	$14,283	$837	$20,979

December 31, 2023
Allowance for credit losses:
Beginning balance, prior to adoption of CECL Standard	$2,017	$1,022	$192	$8,645	$347	$12,223
Impact of adopting CECL Standard	8	(109)	(131)	514	1	283
Provision (credit) for credit losses	1,211	(90)	(3)	2,902	505	4,525
Recoveries	—	—	—	—	44	44
Loans charged-off	—	—	—	(5)	(439)	(444)
Total ending allowance balance	$3,236	$823	$58	$12,056	$458	$16,631

As of December 31, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7,836 and one collateral dependent commercial loan secured by business assets totaling $736, with no associated specific reserve for either loan on the Consolidated Statements of Financial Condition. As of December 31, 2024, there was one collateral dependent multifamily loan secured by real estate totaling $10,940, with no associated specific reserve on the Consolidated Statements of Financial Condition.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of December 31, 2025 and 2024:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2025
Multifamily	$—	$—	$—	$7,836	$7,836	$364,964	$372,800
Commercial real estate	—	—	—	—	—	107,293	107,293
1 – 4 family	—	—	—	—	—	9,835	9,835
Commercial	—	—	—	736	736	1,244,819	1,245,555
Consumer	12	—	7	—	19	22,743	22,762
Total	$12	$—	$7	$8,572	$8,591	$1,749,654	$1,758,245

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total
December 31, 2024
Multifamily	$—	$—	$—	$10,940	$10,940	$344,225	$355,165
Commercial real estate	—	—	—	—	—	87,038	87,038
1 – 4 family	—	—	—	—	—	14,665	14,665
Commercial	—	2	—	—	2	920,565	920,567
Consumer	—	—	—	—	—	19,339	19,339
Total	$—	$2	$—	$10,940	$10,942	$1,385,832	$1,396,774

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

December 31, 2025 and 2024

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	December 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total
Multifamily:
Pass	$45,320	$26,402	$104,575	$26,107	$98,922	$57,783	$—	$—	$359,109
Special Mention	—	—	—	—	6,019	—	—	—	6,019
Substandard	7,836	—	—	—	—	—	—	—	7,836
Doubtful	—	—	—	—	—	—	—	—	—
Total	53,156	26,402	104,575	26,107	104,941	57,783	—	—	372,964
Current period gross charge-offs	—	—	—	—	—	3,275	—	—	3,275

Commercial real estate:
Pass	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,783	—	8,058	—	—	9,841
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,783	—	8,058	—	—	9,841
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Commercial:
Pass	115,547	40,222	25,418	6,247	1,154	271	1,046,671	3,036	1,238,566
Special Mention	—	—	—	1,290	—	—	4,989	—	6,279
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	115,547	40,222	25,418	7,537	1,154	271	1,052,396	3,036	1,245,581
Current period gross charge-offs	—	—	—	—	—	—	3,250(1)	—	3,250(1)

Consumer:
Pass	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Current period gross charge-offs	—	—	—	57	—	—	—	—	57

Total:
Pass	188,643	69,221	135,238	91,544	106,899	80,744	1,060,025	5,243	1,737,557
Special Mention	—	—	—	1,290	6,019	—	4,989	—	12,298
Substandard	7,836	—	—	—	—	—	736	—	8,572
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$196,479	$69,221	$135,238	$92,834	$112,918	$80,744	$1,065,750	$5,243	$1,758,427
Total current period gross charge-offs	$—	$—	$—	$57	$—	$3,354	$3,250(1)	$—	$6,661

(1)	Represents a commercial loan to a small business merchant.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	December 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Revolving-Term	Total
Multifamily:
Pass	$26,687	$104,953	$26,657	$107,510	$22,996	$55,583	$—	$—	$344,386
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,687	104,953	26,657	107,510	33,936	55,583	—	—	355,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate:
Pass	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,834	3,040	57,620	10,315	1,714	12,471	—	—	86,994
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	1,823	—	—	12,846	—	—	14,669
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	1,823	—	—	12,846	—	—	14,669
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total real estate:	—	—	—	—	—	—	—	—	—
Pass	28,521	107,993	86,100	117,825	24,710	80,900	—	—	446,049
Special Mention	—	—	—	—	—	—	—	—	-
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	28,521	107,993	86,100	117,825	35,650	80,900	—	—	456,989

Commercial:
Pass	59,298	41,051	17,473	2,167	239	378	792,851	3,240	916,697
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	59,298	41,051	17,473	2,167	239	378	796,838	3,240	920,684
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,251	3,964	2,285	—	296	993	9,559	—	19,348
Current period gross charge-offs	—	38	352	—	—	—	—	—	390

Total:
Pass	90,070	153,008	105,858	119,992	25,245	82,271	802,410	3,240	1,382,094
Special Mention	—	—	—	—	—	—	3,987	—	3,987
Substandard	—	—	—	—	10,940	—	—	—	10,940
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$90,070	$153,008	$105,858	$119,992	$36,185	$82,271	$806,397	$3,240	$1,397,021
Total current period gross charge-offs	$—	$38	$352	$—	$—	$—	$—	$—	$390

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

Loan Modifications to Borrowers Experiencing Financial Difficulty

During the year ended December 31, 2025, the Company modified the terms of one $10,940 multifamily loan which was restructured into two notes for $8,000 and $2,940, respectively, with an extension resulting in an 18 month remaining term where the $2,940 note was charged off and the $8,000 note is at market terms.

During the year ended December 31, 2024, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-significant payment delay.

The following tables present the amortized cost at the time of modification of the one multifamily loan experiencing financial difficulty that was modified in 2025. The percentage of the amortized cost basis of the loan as compared to the amortized cost basis of total multifamily loans is also presented below:

	Year Ended
	December 31, 2025
		Total
		Class of
	Term	Financing
	Extension	Receivable
Multifamily	$8,000	0.6%
Total	$8,000	0.6%

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of the loan that was modified in the last twelve months:

		30-59	60-89	90 Days
		Days	Days	or More
	Current	Past Due	Past Due	Past Due	Total
December 31, 2025
Multifamily	$7,836	$—	$—	$—	$7,836
Total	$7,836	$—	$—	$—	$7,836

The Company has not committed to lend any additional amounts to the borrower of the one multifamily loan experiencing financial difficulty that was modified.

Related Party Loans

Loans to related parties include loans to directors, their related companies and executive officers of the Company. There were no related party loans during 2025 and 2024.

Pledged Loans

At December 31, 2025, loans totaling $319,433 were pledged to the FHLB for borrowing capacity totaling $219,805. At December 31, 2024, loans totaling $297,843 were pledged to the FHLB for borrowing capacity totaling $199,357.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

NOTE 4 — Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2025	2024
Leasehold improvements	$6,160	$3,617
Furniture, fixtures and equipment	5,761	5,143
	11,921	8,760
Less: accumulated depreciation and amortization	7,542	6,324
Total premises and equipment, net	$4,379	$2,436

Depreciation and amortization of premises and equipment, reflected as a component of occupancy and equipment in the Consolidated Statements of Income, was $1,218, $880 and $707 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 5 — Deposits

The contractual maturities of certificates of deposit as of December 31, 2025, are as follows:

Total
2026	$3,950
2027	2,222
Total	$6,172

As of December 31, 2025 and 2024, certificates of deposit greater than $250 were $3,040 and $9,324, respectively. Certificates of deposit include deposits insured through the certificates of deposit account registry service (“CDARS”) totaling $0 and $2,101 as of December 31, 2025 and 2024, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2025 and 2024 were $3,981 and $8,673, respectively.

NOTE 6 — Borrowings

The Company had a secured borrowing of $40 and $42 as of December 31, 2025 and 2024, respectively, relating to certain loan participations sold by the Company that did not qualify for sales treatment.

At December 31, 2025 and 2024, we had the ability to borrow a total of $455,461 and $431,700, respectively, from the FHLB. We also had a borrowing capacity with the FRB discount window of $48,096 and $51,363 at December 31, 2025 and 2024, respectively. These borrowings are collateralized by loans and securities. At December 31, 2025 and 2024, we also had lines of credit with other financial institutions totaling $29,000 and $17,500, respectively. No amounts were outstanding on any of the aforementioned lines as of December 31, 2025 and 2024.

NOTE 7 — Noninterest Income

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities. Descriptions of revenue-

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

	Year Ended December 31,
	2025	2024	2023
Payment processing fees:
Payment processing income	$19,550	$20,147	$21,450
ACH income	665	728	866
Total payment processing fees	20,215	20,875	22,316
Customer related fees, service charges and other:
Administrative service income	2,995	2,738	2,467
Net gain on equity investments (1)	432	—	4,013
Other	1,438	1,282	955
Total customer related fees, service charges and other	4,865	4,020	7,435
Total noninterest income	$25,080	$24,895	$29,751

(1)	Represents a valuation adjustment, not within the scope of ASC 606.

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

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

NOTE 8 — Income Taxes

The following summarizes components of income tax expense for the years ended December 31. Income tax expense is entirely related to domestic activities as the Company did not have any foreign operations.

	2025	2024	2023
Current:
Federal expense	$10,378	$12,889	$13,066
State and city expense	4,432	3,839	4,356
Total current tax expense	14,810	16,728	17,422

Deferred:
Federal expense (benefit)	369	(1,097)	(1,874)
State and city benefit	(349)	(8)	(677)
Total deferred tax expense (benefit)	20	(1,105)	(2,551)
Income tax expense	$14,830	$15,623	$14,871

The following is a reconciliation of the Company’s statutory federal income tax rate of 21% to its effective tax rate at December 31 in accordance with the guidance in ASU 2023-09:

	2025		2024		2023
Federal tax expense at statutory rate	$13,787	21.00%	$12,449	21.00%	$11,735	21.00%
State and local income taxes, net of federal income tax benefit(1)	3,246	4.95	2,878	4.85	2,867	5.13
Nontaxable or nondeductible items
Stock-based compensation excess tax benefit	(2,743)	(4.18)	(770)	(1.30)	(356)	(0.64)
Executive compensation	967	1.47	623	1.05	535	0.96
Other reconciling items	(427)	(0.65)	443	0.75	90	0.16
Total	$14,830	22.59%	$15,623	26.35%	$14,871	26.61%

(1)	State and local taxes in New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31:

	2025	2024
Deferred tax assets:
Stock based compensation	$928	$1,469
Allowance for credit losses	6,458	5,541
Deferred loan fees, net	53	—
Unrealized loss on securities available-for-sale	3,427	5,419
Other	2,280	2,565
Total deferred tax assets	13,146	14,994
Deferred tax liabilities:
Fixed assets	(2,029)	(1,736)
Investment in partnership	—	(45)
Deferred loan fees, net	—	(84)
Total deferred tax liabilities	(2,029)	(1,865)
Deferred tax asset, net	$11,117	$13,129

The Company no longer has New York state and city net operating loss carryforwards as of December 31, 2024.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company has determined that it is more likely than not that the deferred tax asset as of December 31, 2025 and 2024, will be realized.

The components of income taxes paid for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Federal taxes paid	$10,887	$13,700	$13,400
State and local taxes paid:
New York	2,601	3,036	2,783
California	920	200	75
Other	887	1,066	1,329
Total state and local taxes paid:	4,408	4,302	4,187
Total income taxes paid	$15,295	$18,002	$17,587

The Company does not have any unrecognized tax benefits at December 31, 2025 and 2024, and does not expect this to increase in the next twelve months. There were no interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023. The Company is subject to U.S. federal income tax as well as income tax in 14 state and local jurisdictions. The Company is no longer subject to examination by taxing authorities for years before 2022.

NOTE 9 — Employee Benefits

401(k) Plan

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time employees. Newly hired employees can elect to participate in the savings plan after completing one month of service. The Company matched 100% of employee contributions up to 2% of their salary, resulting in total expenses of $484, $345 and $276 in 2025, 2024 and 2023, respectively.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

Share Based Payment Plans

The Company issues incentive and non-statutory stock options, RSAs, and PSUs to certain employees and directors pursuant to its equity incentive plans, which have been approved by the stockholders. Share-based awards are granted by the Compensation Committee of the Board of Directors.

The 2019 Equity Incentive Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock. As of December 31, 2025, substantially all shares have been granted under the 2019 Equity Incentive Plan.

The 2021 Equity Incentive Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock.  As of December 31, 2025, substantially all shares have been granted under the 2021 Equity Incentive Plan.

The 2024 Equity Incentive Plan authorizes the issuance of up to 500,000 shares of the Company’s common stock pursuant to grants of  stock options, restricted stock and restricted stock units, of which: (i) no more than 500,000 shares may be granted as stock options, and (ii) no more than 400,000 shares may be granted as restricted stock awards and restricted stock units, except as set forth in the following sentence. If restricted stock or restricted stock units are granted in excess of the 400,000 limit, for each such share of restricted stock or restricted stock unit so granted, the remaining shares available for grant from the share reserve shall be reduced by three (3) for each one (1) share of restricted stock or restricted stock unit that is granted in excess of such limit. As of December 31, 2025, a total of 379,720 shares remain available for grant under the 2024 Equity Incentive Plan (assuming performance-based awards are earned at target).

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.89%	4.16%	3.94%
Expected term	84 months	84 months	84 months
Expected stock price volatility	30.6%	30.1%	32.0%
Dividend yield	0.65%	0.82%	1.29%
Weighted average fair value	$40.00	$28.92	$17.27

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

The following table presents a summary of the activity related to options for the year ended December 31, 2025:

	Year Ended December 31, 2025
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	559,308	$24.72
Granted	22,737	106.23
Exercised	(204,401)	14.91
Forfeited	(734)	63.08
Expired	—	—
Outstanding at period end	376,910	$34.88	4.77
Vested or expected to vest	376,910	$34.88	4.77
Exercisable at period end	320,443	$26.69	4.01

The Company recognized compensation expense related to options of $757, $731 and $658 for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, unrecognized compensation cost related to nonvested options was approximately $1,656 and is expected to be recognized over a weighted average period of 2.33 years. The intrinsic value for outstanding options, net of expected forfeitures was $25,421 at December 31, 2025. The intrinsic value for exercisable options was $24,155 at December 31, 2025.

The following table presents information related to stock options exercises for the years ended December 31:

	Years Ended December 31,
	2025	2024	2023

Intrinsic value of options exercised	$15,297	$5,531	$1,134
Cash received from option exercises	885	505	109
Excess tax benefit from option exercises	2,644	424	296

The following table presents a summary of the activity related to restricted stock for the year ended December 31, 2025:

	Year Ended December 31, 2025
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	414,114	$37.87
Granted	57,786	96.16
Vested	(105,174)	25.55
Forfeited	(2,692)	92.89
Outstanding at period end	364,034	$50.28

The Company recognized compensation expense related to restricted stock of $3,698, $3,103 and $2,560 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $12,409 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.37 years.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

The following table presents a summary of the activity related to PSUs for the year ended December 31 2025:

	Year Ended December 31, 2025
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	—	$—
Granted	19,474	85.32
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	19,474	$85.32
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	29,211	$85.32

The Company recognized compensation expense related to PSUs of $497 for the year ended December 31 2025 and no PSU expense for the years ended December 31, 2024 and 2023. As of December 31, 2025, there was $1,164 of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.10 years.

NOTE 10 — Earnings per Share

The factors used in the earnings per share computation follow:

	Years Ended December 31,
	2025	2024	2023
Basic:
Net income	$50,822	$43,658	$41,011
Weighted average shares outstanding	8,061,589	7,817,626	7,716,367
Basic earnings per share	$6.30	$5.58	$5.31

Diluted:
Net income	$50,822	$43,658	$41,011
Weighted average shares outstanding for basic earnings per share	8,061,589	7,817,626	7,716,367
Add: Dilutive effects of share based awards	600,630	669,415	629,219
Weighted average shares and dilutive potential shares	8,662,219	8,487,041	8,345,586
Diluted earnings per share	$5.87	$5.14	$4.91

Share based awards totaling 72,597, 74,050 and 96,450 shares of stock were not considered in computing diluted earnings per share for 2025, 2024 and 2023, respectively, because they were anti-dilutive.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers. The reserve for unfunded commitments in other liabilities totaled $500 as of December 31, 2025 and 2024.

	December 31,
	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$10	$100,344	$15	$97,588
Standby letters of credit	10,217	—	7,474	—
Total credit related commitments	$10,227	$100,344	$7,489	$97,588

The fixed rate credit related loan commitments have interest rates of 18.00% and maturities ranging from 1 month to 4 years.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

As of December 31, 2025, right of use (“ROU”) lease assets and related lease liabilities were $2,091 and $2,641, respectively. As of December 31, 2024, ROU lease assets and related lease liabilities were $3,187 and $3,497 respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of December 31, 2025, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2025, are summarized as follows:

Operating Lease
Liabilities
2026	$988
2027	240
2028	248
2029	255
2030	263
Thereafter	1,129
Total operating lease payments	3,123
Less: interest	482
Present value of operating lease liabilities	$2,641

In addition to the table above, as of December 31, 2025, the Company had an additional future operating lease commitment for its future corporate headquarters of approximately $24,356 that has been executed but not yet commenced. This operating lease is expected to commence no earlier than the fourth quarter of 2026 with a lease term of 12.25 years.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	December 31,
	2025		2024
Weighted-average remaining lease term	6.73	years	6.30	years
Weighted-average discount rate	4.42%		4.27%

The components of total lease cost are as follows:

	Years Ended
	December 31,
	2025	2024	2023
Operating lease cost	$890	$630	$630
Short-term lease cost	114	128	219
Total lease cost	$1,004	$758	$849

Cash paid for operating leases	$1,149	$911	$909

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,695	$—
CMOs – agency	—	160,810	—
Total available-for-sale	$—	$246,505	$—

December 31, 2024
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,952	$—
CMOs – agency	—	155,794	—
Total available-for-sale	$—	$241,746	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2025.

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

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

The following table presents the carrying amounts and fair values (represents exit price) of the Company’s financial instruments not carried at fair value:

	Fair Value Measurement at December 31, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$235,887	$235,887	$—	$—	$235,887
Securities, held-to-maturity	60,193	—	55,500	—	55,500
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,734,405	—	—	1,710,581	1,710,581
Accrued interest receivable	12,640	—	1,147	11,493	12,640

Financial Liabilities:
Time deposits	6,172	—	6,146	—	6,146
Demand and other deposits	2,056,835	2,056,835	—	—	2,056,835
Secured borrowings	40	—	—	40	40
Accrued interest payable	1	—	1	—	1

	Fair Value Measurement at December 31, 2024, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,329	$126,329	$—	$—	$126,329
Securities, held-to-maturity	68,660	—	60,931	—	60,931
Securities, restricted, at cost	3,034	N/A	N/A	N/A	N/A
Loans held for investment, net	1,376,042	—	—	1,351,736	1,351,736
Accrued interest receivable	10,124	—	1,139	8,985	10,124

Financial Liabilities:
Time deposits	14,104	—	14,083	—	14,083
Demand and other deposits	1,628,132	1,628,132	—	—	1,628,132
Secured borrowings	42	—	—	42	42
Accrued interest payable	25	—	25	—	25

NOTE 14 — Capital

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules of implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The net unrealized gain or loss on available-for-sale securities and certain deferred tax assets are not included in computing regulatory capital. Management believes as of December 31, 2025, the Bank met all capital adequacy requirements to which it is subject.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

As of December 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.

					For Capital		To be Well
			Required		Adequacy Purposes		Capitalized Under
			For Capital		Including Capital		Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital to risk weighted assets	$289,582	15.43%	$150,164	8.00%	$197,091	10.50%	$187,706	10.00%
Tier 1 (core) capital to risk weighted assets	266,106	14.18	112,623	6.00	159,550	8.50	150,164	8.00
Tier 1 (common) capital to risk weighted assets	266,106	14.18	84,468	4.50	131,394	7.00	122,009	6.50
Tier 1 (core) capital to adjusted total assets	266,106	11.87	89,639	4.00	89,639	4.00	112,049	5.00

December 31, 2024
Total capital to risk weighted assets	$237,066	15.92%	$119,108	8.00%	$156,330	10.50%	$148,886	10.00%
Tier 1 (core) capital to risk weighted assets	218,420	14.67	89,331	6.00	126,553	8.50	119,108	8.00
Tier 1 (common) capital to risk weighted assets	218,420	14.67	66,999	4.50	104,220	7.00	96,776	6.50
Tier 1 (core) capital to adjusted total assets	218,420	11.70	74,675	4.00	74,675	4.00	93,344	5.00

NOTE 15 — Parent Company Only Condensed Financial Information

Condensed financial information of Esquire Financial Holdings, Inc. follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
ASSETS:
Cash and cash equivalents	$12,074	$12,620
Investment in banking subsidiary	257,617	204,133
Loans, net of allowance	4,523	4,322
Equity investment in variable interest entities	13,838	13,529
Other assets	2,580	3,153
Total assets	$290,632	$237,757
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities	$1,034	$663
Total stockholders’ equity	289,598	237,094
Total liabilities and equity	$290,632	$237,757

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
Net interest income after provision for credit losses	$187	$241	$600
Dividends received from the Bank	7,500	10,000	—
Net gain on equity investments	432	—	4,013
Other noninterest income	448	273	161
Other expense	(6,709)	(5,302)	(4,294)
Income before income tax and undistributed subsidiary income	1,858	5,212	480
Income tax benefit (expense)	1,277	1,260	(122)
Equity in undistributed subsidiary income	47,687	37,186	40,653
Net income	$50,822	$43,658	$41,011
Comprehensive income	$56,620	$42,606	$42,893

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$50,822	$43,658	$41,011
Adjustments:
Provision for credit losses	70	—	—
Stock compensation expense	4,952	3,835	3,218
Net gain on equity investments	(432)	—	(4,013)
Equity in undistributed subsidiary income	(47,687)	(37,186)	(40,653)
Change in other assets	164	3,132	(86)
Change in other liabilities	266	23	(16)
Net cash provided by (used in) operating activities	8,155	13,462	(539)
Cash flows from investing activities:
Change in other assets	(271)	3,558	(5,913)
Net proceeds on equity investments	1,232	1,467	6,674
Purchase of equity investment	(700)	(3,824)	—
Net cash provided by investing activities	261	1,201	761
Cash flows from financing activities:
Exercise of stock options, net of repurchases	887	505	110
Tax withholding payments for vested equity awards	(3,988)	(3,420)	(1,076)
Cash dividends paid to common stockholders	(5,861)	(4,846)	(3,719)
Purchase of common stock	—	—	(286)
Net cash used in financing activities	(8,962)	(7,761)	(4,971)
(Decrease) increase in cash and cash equivalents	(546)	6,902	(4,749)
Cash and cash equivalents at beginning of the period	12,620	5,718	10,467
Cash and cash equivalents at end of the period	$12,074	$12,620	$5,718

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

NOTE 16 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the years ending December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023

Unrealized (Losses) Gains on Securities Available-for-Sale	Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(14,287)	$(13,235)	$(15,117)
Other comprehensive income (loss), net of tax	5,798	(1,052)	1,882
Net current period other comprehensive income (loss)	5,798	(1,052)	1,882
Ending balance	$(8,489)	$(14,287)	$(13,235)

There were no reclassifications out of accumulated other comprehensive loss for the years presented.

NOTE 17 — Subsequent Event

On March 11, 2026, the Company, Esquire Merger Sub, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Signature Bancorporation, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Esquire and Signature have agreed to combine their respective businesses.

Under the merger agreement, Merger Sub will merge with and into Signature, with Signature as the surviving entity (the “merger”), and immediately following the merger, Signature will merge with and into the Company, with the Company as the surviving entity (the “second step merger”). Immediately following the second step merger, Signature Bank, an Illinois-chartered non-member bank and a wholly owned subsidiary of Signature (“Signature Bank”), will merge with and into Esquire Bank, with Esquire Bank as the surviving bank (the “bank merger” and, together with the merger and the second step merger, the “mergers”).

Under the terms of the merger agreement, shareholders of Signature will receive a fixed exchange ratio of 2.63 shares of Esquire common stock for each share of Signature common stock, subject to adjustment. The exchange ratio is subject to an adjustment based on the disposition value of certain Signature Bank loans with a total par value of approximately $70 million (“Schedule A Loans”).  The adjusted exchange ratio at closing will be no higher than 2.80 and no lower than 2.50. The transaction remains subject to regulatory approval, approval of Esquire and Signature shareholders, and other customary closing conditions.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors —  Compensation Discussion and Analysis” of the Proxy Statement.

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

2.1

Agreement and Plan of Merger, dated March 11, 2026, by and among Esquire Financial Holdings, Inc., Esquire Merger Sub, Inc. and Signature Bancorporation, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-38131), originally filed by the Company on March 12, 2026)

3.1

Articles of Incorporation of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

3.2

Bylaws of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 3.3 in the Registration Statement on Form S-1/A (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on June 22, 2017, and all amendments or reports filed thereto)

4.1

Form of Common Stock Certificate of Esquire Financial Holdings, Inc. (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)

4.2

Description of Esquire Financial Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.2 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 12, 2020)

10.1

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Andrew C. Sagliocca (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.2

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader (incorporated by reference to Exhibit 10.5 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.3

Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Ari Kornhaber (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.4

Esquire Financial Holdings, Inc. 2011 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 10.8 in the Registration Statement on Form S-1 (File No. 333-218372) originally filed by the Company under the Securities Act of 1933 with the Commission on May 31, 2017, and all amendments or reports filed thereto)†

10.5

Esquire Financial Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on October 3, 2017)†

10.6

First Amendment to the Employment Agreement by and among Esquire Financial Holdings, Inc., Esquire Bank and Eric Bader dated December 19, 2018 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K (File No. 001-38131) originally filed by the Company on March 14, 2019)†

10.7

Esquire Financial Holdings, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 18, 2019†

10.8

Esquire Financial Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 16, 2021)†

10.9

Esquire Financial Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders of Esquire Financial Holdings, Inc. (File No. 001-38131), filed by the Company with the Commission on Schedule 14A under the Exchange Act on April 18, 2024)†

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESQUIRE FINANCIAL HOLDINGS, INC.
Date: March 13, 2026
	By:	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer, and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew C. Sagliocca	Vice Chairman, Chief Executive Officer, and President	March 13, 2026
Andrew C. Sagliocca	(Principal Executive Officer)

/s/ Michael Lacapria	Senior Vice President and Chief Financial Officer	March 13, 2026
Michael Lacapria	(Principal Financial and Accounting Officer)

/s/ Anthony Coelho	Chairman	March 13, 2026
Anthony Coelho

/s/ Todd Deutsch	Director	March 13, 2026
Todd Deutsch

/s/ Raymond Kelly	Director	March 13, 2026
Raymond Kelly

/s/ Robert J. Mitzman	Director	March 13, 2026
Robert J. Mitzman

/s/ Rena Nigam	Director	March 13, 2026
Rena Nigam

/s/ Richard T. Powers	Director	March 13, 2026
Richard T. Powers

/s/ Kevin C. Waterhouse	Director	March 13, 2026
Kevin C. Waterhouse

/s/ Selig Zises	Director	March 13, 2026
Selig Zises