Form 10-Q
period 2026-03-31
Esquire Financial Holdings, Inc.
filed 2026-05-11
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2026, there were 8,639,431 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets:
Cash and cash equivalents	$222,221	$235,887
Securities available-for-sale, at fair value	257,994	246,505
Securities held-to-maturity, at cost (fair value of $53,247 and $55,500, at March 31, 2026 and December 31, 2025, respectively)	58,312	60,193
Securities, restricted, at cost	3,173	3,173

Loans held for investment	1,815,090	1,758,427
Less: allowance for credit losses	(23,540)	(24,022)
Loans, net of allowance	1,791,550	1,734,405
Premises and equipment, net	4,189	4,379
Accrued interest receivable	13,305	12,640
Other assets	70,411	68,479
Total assets	$2,421,155	$2,365,661

Liabilities:
Deposits:
Demand	$545,891	$576,455
Savings, NOW and money market	1,542,293	1,480,380
Time	14,384	6,172
Total deposits	2,102,568	2,063,007

Accrued expenses and other liabilities	17,320	13,056
Total liabilities	2,119,888	2,076,063

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,793,552 and 8,708,923 shares issued, respectively; and 8,637,034 and 8,552,405 shares outstanding, respectively	88	87
Additional paid-in capital	112,041	109,889
Retained earnings	208,263	197,787
Accumulated other comprehensive loss	(9,449)	(8,489)
Treasury stock at cost (156,518 and 156,518 shares, respectively)	(9,676)	(9,676)
Total stockholders’ equity	301,267	289,598
Total liabilities and stockholders’ equity	$2,421,155	$2,365,661

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans held for investment	$34,298	$26,810
Securities, includes restricted stock	3,178	3,042
Interest earning cash and other	1,557	1,661
Total interest income	39,033	31,513

Interest expense:
Savings, NOW and money market deposits	4,957	3,784
Time deposits	67	119
Borrowings	5	1
Total interest expense	5,029	3,904

Net interest income	34,004	27,609
Provision for credit losses	2,700	1,500
Net interest income after provision for credit losses	31,304	26,109

Noninterest income:
Payment processing fees	5,143	4,912
Administrative service income	1,137	880
Customer related fees, service charges and other	175	359
Total noninterest income	6,455	6,151

Noninterest expense:
Employee compensation and benefits	12,221	10,065
Occupancy and equipment	1,256	1,132
Professional and consulting services	973	1,264
FDIC and regulatory assessments	303	270
Advertising and marketing	998	851
Travel and business relations	306	306
Data processing	2,369	1,920
Merger expenses	1,272	—
Other operating expenses	959	940
Total noninterest expense	20,657	16,748

Net income before income taxes	17,102	15,512
Income tax expense	4,891	4,105

Net income	$12,211	$11,407

Earnings per share
Basic	$1.48	$1.43
Diluted	$1.40	$1.33

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$12,211	$11,407
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(1,029)	3,810
Tax effect	69	(1,206)
Total other comprehensive (loss) income	(960)	2,604
Total comprehensive income	$11,251	$14,011

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2026	—	8,552,405	$—	$87	$109,889	$197,787	$(8,489)	$(9,676)	$289,598
Net income	—	—	—	—	—	12,211	—	—	12,211
Other comprehensive loss	—	—	—	—	—	—	(960)	—	(960)
Exercise of stock options, net of repurchases (9,338 shares)	—	66,703	—	1	110	—	—	—	111
Restricted stock grants	—	17,926	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,042	—	—	—	2,042
Cash dividends declared to common stockholders ($0.20 per share)	—	—	—	—	—	(1,735)	—	—	(1,735)
Balance at March 31, 2026	—	8,637,034	$—	$88	$112,041	$208,263	$(9,449)	$(9,676)	$301,267

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2025	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	11,407	—	—	11,407
Other comprehensive income	—	—	—	—	—	—	2,604	—	2,604
Exercise of stock options, net of repurchases (11,895 shares)	—	57,547	—	—	9	—	—	—	9
Restricted stock grants	—	19,474	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,089	—	—	—	1,089
Cash dividends declared to common stockholders ($0.175 per share)	—	—	—	—	—	(1,479)	—	—	(1,479)
Balance at March 31, 2025	—	8,431,774	$—	$85	$105,150	$162,860	$(11,683)	$(5,688)	$250,724

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$12,211	$11,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,700	1,500
Depreciation and amortization of premises and equipment	370	260
Stock compensation expense	2,042	1,089
Net amortization (accretion):
Securities	112	126
Loans	(30)	(28)
Right of use asset	185	185
Software	436	464
Changes in other assets and liabilities:
Accrued interest receivable	(665)	(668)
Other assets	(2,037)	(866)
Operating lease liability	(233)	(221)
Accrued expenses and other liabilities	4,420	2,562
Net cash provided by operating activities	19,511	15,810
Cash flows from investing activities:
Net change in loans	(59,815)	(21,827)
Purchases of securities available-for-sale	(29,710)	—
Principal repayments on securities available-for-sale	17,103	8,536
Principal repayments on securities held-to-maturity	1,858	1,899
Purchase of equity investment	—	(450)
Purchases of premises and equipment	(180)	(1,152)
Development of capitalized software	(447)	(597)
Net cash used in investing activities	(71,191)	(13,591)
Cash flows from financing activities:
Net increase in deposits	39,561	45,884
Decrease in borrowings	(1)	—
Exercise of stock options, net of repurchases	111	9
Cash dividends paid to common stockholders	(1,657)	(1,400)
Net cash provided by financing activities	38,014	44,493
Increase (decrease) in cash and cash equivalents	(13,666)	46,712
Cash and cash equivalents at beginning of the period	235,887	126,329
Cash and cash equivalents at end of the period	$222,221	$173,041

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,014	$3,919
Taxes	997	901
Noncash transactions:
Dividends declared but not paid	78	79

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the Interim Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2025 and 2024. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

Recent Events

On March 11, 2026, the Company, Esquire Merger Sub, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Signature Bancorporation, Inc. (“Signature”) entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Esquire and Signature have agreed to combine their respective businesses.

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

Under the terms of the merger agreement, shareholders of Signature will receive a fixed exchange ratio of 2.63 shares of Esquire common stock for each share of Signature common stock, subject to adjustment. Under the terms of the merger agreement, the exchange ratio is subject to an adjustment based on the disposition value of four Signature Bank loans with a total par value of approximately $70 million.  The merger agreement provides that if any Schedule A Loans are sold prior to closing, then the exchange ratio will be adjusted based on the aggregate loan sales proceeds relative to the aggregate outstanding principal amount of such loans with a maximum exchange ratio of 2.80, based on the sale of all Schedule A Loans and on a one hundred percent recovery of the Aggregate Schedule A Loan Balance, and a minimum exchange ratio of 2.50, based on a ten percent or less aggregate recovery from the sale of the Schedule A Loans (or no sales of Schedule A Loans) prior to closing. As of May 4, 2026, two of the Schedule A Loans, having an aggregate principal balance of $30.3 million, have been sold, with aggregate sales proceeds totaling $12.6 million, for an aggregate recovery rate of 42%. Assuming that the remaining two Schedule A Loans, totaling $40 million, are sold prior to closing and that 100% of the principal balance of these unsold Schedule A Loans is recovered, the exchange ratio would be 2.715. If no further Schedule A Loans are sold prior to closing, or if the recovery rate on the sale of the remaining Schedule A Loans is 10% or less, the exchange ratio would be 2.544. The transaction remains subject to regulatory approval, approval by each of the Company’s stockholders and Signature’s shareholders of certain matters relating to the merger at each company’s respective special meeting, and other customary closing conditions.

During the three months ended March 31, 2026, the Company incurred merger related expenses of $1.3 million related to the pending merger, which are included as a separate component of noninterest expense in the Consolidated Statements of Income. There were no merger related expenses for the three months ended March 31, 2025. These expenses primarily consist of legal, advisory, professional, and other transaction-related costs and are not expected to recur in the normal course of business.

Investment in Variable Interest Entities

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. Gains or losses on this investment are the result of changes in projected cash flows from the VIE’s loan portfolio based on expected claim settlements and the Company’s exposure is limited to its investment. The Company did not recognize an equity method gain or loss on its investment for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the investment’s carrying amount was $9.0 million and had a remaining life of 3.0 years as of March 31, 2026.

During 2024 and 2025, the Company invested cash in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. For the three months ended March 31, 2026 and 2025, the Company did not recognize an equity method gain or loss on its investment. The investment carrying amount was $4.8 million as of March 31, 2026 and December 31, 2025, respectively and there are no remaining unfunded commitments as of March 31, 2026. There were no Payzli fundings for the three months ended March 31, 2026. The Company funded $450 thousand in Payzli for the three months ended March 31, 2025.

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

Standards Adopted in 2026

In November 2025 the FASB issued Accounting Standards Update (“ASU”) 2025-08, “Financials Instruments - Credit Losses (Topic 326): Purchased Loans”. The ASU expands the use of the gross-up approach to include purchased seasoned loans, defined as loans (excluding credit cards) acquired without significant credit deterioration and deemed to be seasoned; seasoned loans are those obtained either through a business combination or purchase at least ninety days after origination, provided the acquirer was not involved in the origination. The change is intended to reduce complexity and subjectivity in loan purchase transactions, and to reduce the risk of double counting expected credit losses that are already reflected in fair value determinations made at the time of acquisition. ASU 2025-08 is effective for reporting periods beginning after December 15, 2026; early adoption is permitted. The Company adopted ASU 2025-08 as of January 1, 2026 and it did not have an effect on the Company’s Consolidated Financial Statements.

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$95,333	$80	$(12,055)	$83,358
Collateralized mortgage obligations ("CMOs") – agency	175,605	845	(1,814)	174,636
Total available-for-sale	$270,938	$925	$(13,869)	$257,994

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$58,312	$10	$(5,075)	$53,247
Total held-to-maturity	$58,312	$10	$(5,075)	$53,247

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$97,697	$92	$(12,094)	$85,695
CMOs – agency	160,723	1,443	(1,356)	160,810
Total available-for-sale	$258,420	$1,535	$(13,450)	$246,505

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$60,193	$26	$(4,719)	$55,500
Total held-to-maturity	$60,193	$26	$(4,719)	$55,500

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

There were no sales or calls of securities for the three months ended March 31, 2026 and 2025.

At March 31, 2026, securities having a fair value of $263.2 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $244.1 million. At December 31, 2025, securities having a fair value of $252.4 million were pledged to the FHLB for borrowing capacity totaling $235.7 million. At March 31, 2026 and December 31, 2025, the Company had no outstanding FHLB advances.

At March 31, 2026, securities having a fair value of $48.0 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $46.5 million. At December 31, 2025, securities having a fair value of $49.6 million were pledged to the FRB for borrowing capacity totaling $48.1 million. At March 31, 2026 and December 31, 2025, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$4,539	$(37)	$70,431	$(12,018)	$74,970	$(12,055)
CMOs – agency	39,132	(382)	14,329	(1,432)	53,461	(1,814)
Total available-for-sale	$43,671	$(419)	$84,760	$(13,450)	$128,431	$(13,869)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$3,695	$(11)	$46,684	$(5,064)	$50,379	$(5,075)
Total held-to-maturity	$3,695	$(11)	$46,684	$(5,064)	$50,379	$(5,075)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$1,626	$(15)	$72,692	$(12,079)	$74,318	$(12,094)
CMOs – agency	—	—	20,400	(1,356)	20,400	(1,356)
Total available-for-sale	$1,626	$(15)	$93,092	$(13,435)	$94,718	$(13,450)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)
Total held-to-maturity	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at March 31, 2026.

As of March 31, 2026 and December 31, 2025, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of March 31, 2026 and December 31, 2025.

Accrued interest receivable on securities totaling $1.1 million at March 31, 2026 and $1.1 million at December 31, 2025, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Real estate:
Multifamily	$389,000	$372,800
Commercial real estate	114,357	107,293
1 – 4 family	9,034	9,835
Total real estate	512,391	489,928
Commercial	1,275,545	1,245,555
Consumer	26,812	22,762
Total loans held for investment	1,814,748	1,758,245
Deferred fees and unearned premiums, net	342	182
Allowance for credit losses	(23,540)	(24,022)
Loans held for investment, net	$1,791,550	$1,734,405

Commercial loans include commercial Litigation-Related loans of $1.2 billion and other commercial loans of $53.2 million at March 31, 2026. Commercial loans include commercial Litigation-Related loans of $1.2 billion and other commercial loans of $67.2 million at December 31, 2025.

The following tables present the activity in the allowance for credit losses by class for the three months ending March 31, 2026 and March 31, 2025:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
March 31, 2026
Allowance for credit losses:
Beginning balance	$6,026	$795	$35	$16,285	$881	$24,022
Provision (credit) for credit losses	1,670	41	(5)	705	289	2,700
Recoveries	—	—	—	—	1	1
Loans charged-off	(3,176)	—	—	—	(7)	(3,183)
Total ending allowance balance	$4,520	$836	$30	$16,990	$1,164	$23,540

March 31, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$14,283	$837	$20,979
Provision (credit) for credit losses	2,031	(28)	72	(455)	(120)	1,500
Recoveries	—	—	—	—	19	19
Loans charged-off	(2,940)	—	(79)	—	(18)	(3,037)
Total ending allowance balance	$4,207	$663	$45	$13,828	$718	$19,461

As of March 31, 2026, there was one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve on the Consolidated Statements of Financial Condition. As of December 31, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7.8 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve for either loan on the Consolidated Statements of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of March 31, 2026 and December 31, 2025:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
March 31, 2026
Multifamily	$—	$—	$—	$—	$—	$389,000	$389,000
Commercial real estate	—	—	—	—	—	114,357	114,357
1 – 4 family	—	—	—	—	—	9,034	9,034
Commercial	—	—	—	736	736	1,274,809	1,275,545
Consumer	—	12	—	—	12	26,800	26,812
Total	$—	$12	$—	$736	$748	$1,814,000	$1,814,748

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2025
Multifamily	$—	$—	$—	$7,836	$7,836	$364,964	$372,800
Commercial real estate	—	—	—	—	—	107,293	107,293
1 – 4 family	—	—	—	—	—	9,835	9,835
Commercial	—	—	—	736	736	1,244,819	1,245,555
Consumer	12	—	7	—	19	22,743	22,762
Total	$12	$—	$7	$8,572	$8,591	$1,749,654	$1,758,245

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	March 31, 2026
	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$30,120	$45,228	$26,340	$104,348	$25,963	$151,196	$—	$—	$383,195
Special Mention	—	—	—	—	—	5,984	—	—	5,984
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	30,120	45,228	26,340	104,348	25,963	157,180	—	—	389,179
Current period gross charge-offs	—	3,176	—	—	—	—	—	—	3,176

Commercial real estate:
Pass	8,113	25,535	1,794	2,762	56,275	19,871	—	—	114,350
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,113	25,535	1,794	2,762	56,275	19,871	—	—	114,350
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	—	1,772	7,267	—	—	9,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	1,772	7,267	—	—	9,039
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	29,158	92,057	41,077	21,317	5,539	1,047	1,065,010	13,485	1,268,690
Special Mention	—	—	—	—	1,290	—	4,989	—	6,279
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	29,158	92,057	41,077	21,317	6,829	1,047	1,070,735	13,485	1,275,705
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	616	1,492	751	2,242	701	947	14,255	5,813	26,817
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	616	1,492	751	2,242	701	947	14,255	5,813	26,817
Current period gross charge-offs	—	—	—	—	7	—	—	—	7

Total:
Pass	68,007	164,312	69,962	130,669	90,250	180,328	1,079,265	19,298	1,802,091
Special Mention	—	—	—	—	1,290	5,984	4,989	—	12,263
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$68,007	$164,312	$69,962	$130,669	$91,540	$186,312	$1,084,990	$19,298	$1,815,090
Total current period gross charge-offs	$—	$3,176	$—	$—	$7	$—	$—	$—	$3,183

	December 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$45,320	$26,402	$104,575	$26,107	$98,922	$57,783	$—	$—	$359,109
Special Mention	—	—	—	—	6,019	—	—	—	6,019
Substandard	7,836	—	—	—	—	—	—	—	7,836
Doubtful	—	—	—	—	—	—	—	—	—
Total	53,156	26,402	104,575	26,107	104,941	57,783	—	—	372,964
Current period gross charge-offs	—	—	—	—	—	3,275	—	—	3,275

Commercial real estate:
Pass	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,783	—	8,058	—	—	9,841
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,783	—	8,058	—	—	9,841
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Commercial:
Pass	115,547	40,222	25,418	6,247	1,154	271	1,046,671	3,036	1,238,566
Special Mention	—	—	—	1,290	—	—	4,989	—	6,279
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	115,547	40,222	25,418	7,537	1,154	271	1,052,396	3,036	1,245,581
Current period gross charge-offs	—	—	—	—	—	—	3,250(1)	—	3,250(1)

Consumer:
Pass	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Current period gross charge-offs	—	—	—	57	—	—	—	—	57

Total:
Pass	188,643	69,221	135,238	91,544	106,899	80,744	1,060,025	5,243	1,737,557
Special Mention	—	—	—	1,290	6,019	—	4,989	—	12,298
Substandard	7,836	—	—	—	—	—	736	—	8,572
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$196,479	$69,221	$135,238	$92,834	$112,918	$80,744	$1,065,750	$5,243	$1,758,427
Total current period gross charge-offs	$—	$—	$—	$57	$—	$3,354	$3,250(1)	$—	$6,661

(1)	Represents a commercial loan to a small business merchant.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications to Borrowers Experiencing Financial Difficulty

During the three months ended March 31, 2026 and 2025, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-significant payment delay.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company modified one multifamily loan in the last twelve months. During the three months ended March 31, 2026, the Company foreclosed on the property securing this nonaccrual multifamily loan (totaling $7.8 million) that was modified in the second quarter of 2025 for a borrower experiencing financial difficulty and was accounted for as a new loan, recorded it as other real estate owned (“OREO”), recorded a charge-off totaling $3.2 million (consisting of principal and certain costs to perfect its lien), and sold the OREO to an unrelated third party.

Pledged Loans

At March 31, 2026, loans totaling $320.5 million were pledged to the FHLB for borrowing capacity totaling $231.0 million. At December 31, 2025, loans totaling $319.4 million were pledged to the FHLB for borrowing capacity totaling $219.8 million.

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

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Payment processing fees:
Payment processing income	$4,970	$4,750
ACH income	173	162
Total payment processing fees	5,143	4,912
Customer related fees, service charges and other:
Administrative service income	1,137	880
Other	175	359
Total customer related fees, service charges and other	1,312	1,239
Total noninterest income	$6,455	$6,151

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses assumptions for expected stock price volatility, expected terms of options granted, and risk-free interest rate. Expected volatilities are based on peer volatility. The Company uses peer data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on peer data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

The following table presents a summary of the activity related to options for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	376,910	$34.88
Granted	—	—
Exercised	(76,041)	14.28
Forfeited	—	—
Expired	—	—
Outstanding at period end	300,869	$40.08	5.48
Vested or expected to vest	300,869	$40.08	5.48
Exercisable at period end	244,402	$30.55	4.70

The Company recognized compensation expense related to options of $205 thousand and $185 thousand for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized compensation cost related to nonvested options was approximately $1.5 million and is expected to be recognized over a weighted average period of 2.13 years. The intrinsic value for outstanding options, net of expected forfeitures was $20.3 million at March 31, 2026. The intrinsic value for exercisable options was $18.8 million at March 31, 2026.

Information related to stock option exercises during each period is as follows:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Intrinsic value of options exercised	$6,861	$4,776
Cash received from option exercises	111	9
Excess tax benefit from option exercises	246	231

The following table presents a summary of the activity related to restricted stock for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	364,034	$50.28
Granted	17,926	109.54
Vested	(11,289)	56.81
Forfeited	—	—
Outstanding at period end	370,671	$52.95

The Company recognized compensation expense related to restricted stock of $1.6 million and $823 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $12.8 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.45 years.

The following table presents a summary of the activity related to PSUs for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	19,474	$85.32
Granted	17,926	109.54
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	37,400	$96.93
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	56,100	$96.93

The Company recognized compensation expense related to PSUs of $247 thousand and $80 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $2.9 million of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.49 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2026	2025

	(Dollars in thousands, except per share data)
Basic:
Net income	$12,211	$11,407
Weighted average shares outstanding	8,252,720	7,988,999
Basic earnings per share	$1.48	$1.43

Diluted:
Net income	$12,211	$11,407
Weighted average shares outstanding for basic earnings per share	8,252,720	7,988,999
Add: Dilutive effects of share based awards	447,599	612,608
Weighted average shares and dilutive potential shares	8,700,319	8,601,607
Diluted earnings per share	$1.40	$1.33

Share-based awards totaling 40,663 and 27,900 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2026 and 2025, respectively, because they were anti-dilutive.

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

As of March 31, 2026, right of use (“ROU”) lease assets and related lease liabilities were $1.9 million and $2.4 million, respectively. As of December 31, 2025, ROU lease assets and related lease liabilities were $2.1 million and $2.6 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of March 31, 2026, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at March 31, 2026, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2026	$727
2027	240
2028	248
2029	255
2030	263
Thereafter	1,129
Total operating lease payments	2,862
Less: interest	454
Present value of operating lease liabilities	$2,408

In addition to the table above, as of March 31, 2026, the Company had an additional future operating lease commitment for its future corporate headquarters of approximately $24.4 million that has been executed but not yet commenced. This operating lease is expected to commence no earlier than the fourth quarter of 2026 with a lease term of 12.25 years.

	March 31,
	2026		2025
Weighted-average remaining lease term	6.92	years	6.60	years
Weighted-average discount rate	4.51%		4.24%

The components of total lease cost are as follows:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Operating lease cost	$223	$223
Short-term lease cost	35	16
Total lease cost	$258	$239

Cash paid for operating leases	$296	$275

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

	(In thousands)
March 31, 2026
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$83,358	$—
CMOs – agency	—	174,636	—
Total available-for-sale	$—	$257,994	$—

December 31, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,695	$—
CMOs – agency	—	160,810	—
Total available-for-sale	$—	$246,505	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026 and 2025.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at March 31, 2026 and December 31, 2025:

	Fair Value Measurement at March 31, 2026, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$222,221	$222,221	$—	$—	$222,221
Securities, held-to-maturity	58,312	—	53,247	—	53,247
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,791,550	—	—	1,764,120	1,764,120
Accrued interest receivable	13,305	—	1,226	12,079	13,305

Financial Liabilities:
Time deposits	14,384	—	14,354	—	14,354
Demand and other deposits	2,088,184	2,088,184	—	—	2,088,184
Secured borrowings	39	—	—	39	39
Accrued interest payable	16	—	16	—	16

	Fair Value Measurement at December 31, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$235,887	$235,887	$—	$—	$235,887
Securities, held-to-maturity	60,193	—	55,500	—	55,500
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,734,405	—	—	1,710,581	1,710,581
Accrued interest receivable	12,640	—	1,147	11,493	12,640

Financial Liabilities:
Time deposits	6,172	—	6,146	—	6,146
Demand and other deposits	2,056,835	2,056,835	—	—	2,056,835
Secured borrowings	40	—	—	40	40
Accrued interest payable	1	—	1	—	1

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(8,489)	$(14,287)
Other comprehensive (loss) income, net of tax	(960)	2,604
Net current period other comprehensive (loss) income	(960)	2,604
Ending balance	$(9,449)	$(11,683)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit, national and local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
●	the impact of a potential federal government shutdown;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;

●	our ability to control costs and expenses;
●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	our ability to successfully complete our merger with Signature Bancorporation, Inc. (“Signature”) by receiving shareholder and regulatory approvals and integrate into our operations Signature’s assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by subsequent Quarterly Reports on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Recent Events - Proposed Signature Merger

On March 11, 2026, the Company, Esquire Merger Sub, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Signature entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Esquire and Signature have agreed to combine their respective businesses.

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

Under the terms of the merger agreement, shareholders of Signature will receive a fixed exchange ratio of 2.63 shares of Esquire common stock for each share of Signature common stock, subject to adjustment. Under the terms of the merger agreement, the exchange ratio is subject to an adjustment based on the disposition value of four Signature Bank loans with a total par value of approximately $70 million (“Schedule A Loans”).  The merger agreement provides that if any Schedule A Loans are sold prior to closing, then the exchange ratio will be adjusted based on the aggregate loan sales proceeds relative to the aggregate outstanding principal amount of such loans with a maximum exchange ratio of 2.80, based on the sale of all Schedule A Loans and on a one hundred percent recovery of the Aggregate Schedule A Loan Balance, and a minimum exchange ratio of 2.50, based on a ten percent or less aggregate recovery from the sale of the Schedule A Loans (or no sales of Schedule A Loans) prior to closing. As of May 4, 2026, two of the Schedule A Loans, having an aggregate principal balance of $30.3 million, have been sold, with aggregate sales proceeds totaling $12.6 million, for an aggregate recovery rate of 42%. Assuming that the remaining two Schedule A Loans, totaling $40 million, are sold prior to closing and that 100% of the principal balance of these unsold Schedule A Loans is recovered, the exchange ratio would be 2.715. If no further Schedule A Loans are sold prior to closing, or if the recovery rate on the sale of the remaining Schedule A Loans is 10% or less, the exchange ratio would be 2.544. The transaction remains subject to regulatory approval, approval by each of the Company’s stockholders and Signature’s shareholders of certain matters relating to the merger at each company’s respective special meeting, and other customary closing conditions.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of March 31, 2026, there was one collateral dependent commercial loan secured by business assets totaling $736 thousand that was individually analyzed, with no associated specific reserve on the Consolidated Statements of Financial Condition.

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

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended. Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank dedicated to serving the financial needs of the legal and small business communities on a national basis, and commercial and retail customers in the New York and Los Angeles metropolitan markets. We offer tailored products and solutions to the legal community and their clients as well as dynamic and flexible payment processing solutions to small business owners, both on a national basis. We also offer traditional banking products for businesses and consumers in our local market areas (a subset of the New York and Los Angeles metropolitan markets).

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of payment processing fees, administrative service payment (“ASP”) fee income and customer related fees and charges. Noninterest expense currently consists primarily of employee compensation and benefits, data processing costs, occupancy and equipment costs and professional and consulting services. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, the litigation market and actions of regulatory authorities.

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

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume approximately 2.1% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”) published in November 2024 with an estimated total addressable market (“TAM”) of $529 billion for 2022. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for decades, extensive in-house experience, deep relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have lending clients in 33 states and our larger markets include California, New York and Texas. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates approximately into a blended 9% variable rate asset yield on these commercial loans for the quarter ended March 31, 2026. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.32 of low-cost core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in the litigation vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $1.17 billion, or 56%, of total deposits at March 31, 2026. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet commercial litigation funds of $1.0 billion at March 31, 2026, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. The payment processing (merchant acquiring) market will continue to be a growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 8% on a compound annual growth rate from 2021 to 2025 with payment volumes or TAM of $12.2 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our industry track record, extensive in-house experience, strong relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across approximately 93,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for approximately $10 billion in volume across 137 million in transactions in the quarter ended March 31, 2026.

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

The success of our national litigation and payment processing verticals coupled with our focus on financial technology (“fin-tech”) has led to industry leading performance. For the quarter ended March 31, 2026, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.10% and 16.82%, respectively; industry leading net interest margin of 6.04%; strong efficiency ratio of 51.1%; and diversified revenue streams as demonstrated by a strong net interest margin and stable fee income representing 16% of total revenue. Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 70% of our loans being variable rate and tied to prime (with interest rate floors in place on 90% of our variable rate loan portfolio), solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.10 billion with no outstanding borrowings, positions our Company for future growth and success.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Assets.  Our total assets were $2.42 billion at March 31, 2026, an increase of $55.5 million, or 2.3%, from $2.37 billion at December 31, 2025, due to growth in loans held for investment of $56.7 million, or 3.2%, and increases in securities available-for-sale of $11.5 million, or 4.7%, offset by decreases in cash and cash equivalents of $13.7 million, or 5.8%.

Loan Portfolio Analysis. At March 31, 2026, loans, net of deferred fees and unearned premiums, were $1.82 billion, or 86.3% of total deposits, compared to $1.76 billion, or 85.2% of total deposits, at December 31, 2025. The growth in loans was primarily driven by net production in commercial loans and to a lesser extent, multifamily and commercial real estate loans. Commercial loans increased $30.0 million, or 2.4%, to $1.28 billion at March 31, 2026 from $1.25 billion at December 31, 2025. Multifamily loans increased $16.2 million, or 4.3%, to $389.0 million at March 31, 2026 from $372.8 million at December 31, 2025. Commercial real estate loans increased $7.1 million, or 6.6%, to $114.4 million at March 31, 2026 from $107.3 million at December 31, 2025.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	March 31,		December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$389,000	21.4%	$372,800	21.2%
Commercial real estate	114,357	6.3	107,293	6.1
1 – 4 family	9,034	0.5	9,835	0.6
Total real estate	512,391	28.2	489,928	27.9
Commercial	1,275,545	70.3	1,245,555	70.8
Consumer	26,812	1.5	22,762	1.3
Total loans held for investment	$1,814,748	100.0%	$1,758,245	100.0%
Deferred loan fees and unearned premiums, net	342		182
Allowance for credit losses	(23,540)		(24,022)
Loans held for investment, net	$1,791,550		$1,734,405

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	March 31,		December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$804,789	65.7%	$782,182	66.2%
Case cost lines of credit	220,418	18.0	209,469	17.7
Term loans	197,130	16.1	186,674	15.8
Total Commercial Litigation-Related	1,222,337	99.8	1,178,325	99.7
Consumer Litigation-Related:
Post-settlement consumer loans	3,053	0.2	3,130	0.3
Total Consumer Litigation-Related	3,053	0.2	3,130	0.3
Total Litigation-Related Loans	$1,225,390	100.0%	$1,181,455	100.0%

At March 31, 2026, our Litigation-Related loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $1.23 billion, or 67.5% of our total loan portfolio, compared to $1.18 billion, or 67.2% of our total loan portfolio at December 31, 2025. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $136.8 million and $812.9 million, respectively, at March 31, 2026.

Litigation-Related post-settlement consumer loans decreased $77 thousand to $3.1 million as of March 31, 2026, from $3.1 million as of December 31, 2025.

Debt Securities Portfolio. Securities available-for-sale increased $11.5 million, or 4.7%, to $258.0 million at March 31, 2026 from $246.5 million at December 31, 2025, due to securities purchases of $29.7 million, offset by portfolio amortization of $17.2 million and increases in unrealized losses of $1.0 million. Securities held-to-maturity decreased $1.9 million, or 3.1%, to $58.3 million at March 31, 2026 from $60.2 million at December 31, 2025, driven by portfolio amortization.

Funding. Total deposits increased $39.6 million, or 1.9% to $2.10 billion at March 31, 2026 from $2.06 billion at December 31, 2025, primarily due to our focus on developing full service commercial banking relationships nationally with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals. Core deposits, which we define as total deposits excluding time deposits, totaled $2.09 billion at March 31, 2026, or 99.3% of total deposits, compared to $2.06 billion or 99.7% of total deposits at December 31, 2025. Litigation and payment processing deposits represent $1.77 billion, or 84.2%, of total deposits at March 31, 2026. Savings, NOW and money market deposits increased $61.9 million, or 4.2%, to $1.54 billion while noninterest bearing demand deposits decreased $30.6 million, or 5.3%, to $545.9 million at March 31, 2026.

Core commercial relationship banking clients in our two national verticals represent approximately 75% of our $2.10 billion deposit base at March 31, 2026. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and settlement deposits represent $1.17 billion, or 55.8%, of total deposits. As of March 31, 2026, uninsured deposits were $623.0 million, or 30%, of our total deposits, excluding $17.9 million of the Company’s deposits held at the Bank. Approximately 70% of our uninsured deposits represent clients with full commercial relationship banking with us (commercial loans, payment processing, and other commercial service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of March 31, 2026, off-balance sheet sweep funds totaled approximately $1.00 billion, of which approximately $330.4 million, or 33.0%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our core low-cost deposit growth and off-balance sheet client funds continue to clearly demonstrate our highly efficient, full service commercial relationship and tech-enabled cash management platform.

At March 31, 2026, we had the ability to borrow, on a secured basis, up to $475.1 million from the Federal Home Loan Bank of New York and $46.5 million from the Federal Reserve Bank of New York discount window. At March 31, 2026, we also had $29.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No borrowing amounts were outstanding during the first quarter of 2026. Historically, we have not leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $11.7 million to $301.3 million at March 31, 2026, from $289.6 million at December 31, 2025, primarily due to net income of $12.2 million, and amortization of share-based compensation of $2.0 million, partially offset by dividends declared to common stockholders of $1.7 million and other comprehensive loss of $960 thousand, as unrealized losses on our securities available-for-sale increased due to fluctuations in short-term market interest rates.

Asset Quality. Nonperforming assets totaled $736 thousand as of March 31, 2026, and consisted of one commercial loan (a small business merchant uncorrelated to our primary commercial litigation lending platform and other commercial loans) totaling $736 thousand. Nonperforming assets totaled $8.6 million as of December 31, 2025. During the quarter, we foreclosed on the property securing the one nonaccrual multifamily loan (totaling $7.8 million), recorded it as OREO, recorded a charge-off totaling $3.2 million (consisting of principal and certain costs to perfect its lien), and sold the OREO to an unrelated third party. We had no exposure to commercial office space, no construction loans, and $13.9 million in performing loans to the hospitality industry. The allowance for credit losses was $23.5 million, or 1.30% of total loans, as of March 31, 2026, as compared to $24.0 million, or 1.37% of total loans at December 31, 2025. Based on management’s evaluation of current credit risk in our commercial real estate and commercial portfolios as well as increases in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment, management believes the allowance for credit losses is adequate at March 31, 2026.

At March 31, 2026, special mention and substandard loans totaled $12.3 million and $736 thousand, respectively, compared to $12.3 million and $8.6 million, respectively, as of December 31, 2025. The $7.8 million decrease in substandard balances relates to the above mentioned OREO foreclosure and sale. The ratio of nonperforming loans to total loans and total assets was 0.04% and 0.03%, respectively, as of March 31, 2026, as compared to 0.49% and 0.36%, respectively, as of December 31, 2025. The allowance for credit losses to nonperforming loans was 3,198% as of March 31, 2026, as compared to 280% as of December 31, 2025.

From a credit risk management perspective, the combined multifamily and CRE portfolio, totaled $503.4 million and has a current weighted average debt service coverage ratio (“DSCR”) and an original loan-to value (“LTV”) (defined as unpaid principal balance as of March 31, 2026 divided by appraised value at origination) of approximately 1.61 and 56%, respectively. When further evaluating this population, loans with below current market rates maturing in (1) less than one year totaled $66.8 million and had a current weighted average DSCR and an original LTV of approximately 1.38 and 66%, respectively; and (2) one to two years totaled $29.2 million and had a current weighted average DSCR and an original LTV of approximately 1.29 and 69%, respectively.

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

	Three Months Ended March 31,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,771,003	$34,298	7.85%	$1,394,602	$26,810	7.80%
Securities, includes restricted stock	334,459	3,178	3.85%	327,838	3,042	3.76%
Interest earning cash and other	176,268	1,557	3.58%	155,768	1,661	4.32%
Total interest earning assets	2,281,730	39,033	6.94%	1,878,208	31,513	6.80%

NONINTEREST EARNING ASSETS	74,655			60,877

TOTAL AVERAGE ASSETS	$2,356,385			$1,939,085

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,458,983	$4,957	1.38%	$1,134,099	$3,784	1.35%
Time deposits	8,148	67	3.33%	10,806	119	4.47%
Total interest bearing deposits	1,467,131	5,024	1.39%	1,144,905	3,903	1.38%
Borrowings	372	5	5.45%	43	1	9.43%
Total interest bearing liabilities	1,467,503	5,029	1.39%	1,144,948	3,904	1.38%

NONINTEREST BEARING LIABILITIES
Demand deposits	577,194			535,182
Other liabilities	17,305			17,142
Total noninterest bearing liabilities	594,499			552,324
Stockholders' equity	294,383			241,813

TOTAL AVG. LIABILITIES AND EQUITY	$2,356,385			$1,939,085
Net interest income		$34,004			$27,609
Net interest spread			5.55%			5.42%
Net interest margin			6.04%			5.96%
Deposits (including nonint. demand deposits)	$2,044,325	$5,024	1.00%	$1,680,087	$3,903	0.94%

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

	Three Months Ended
	March 31,
	2026 vs. 2025
	Increase		Total
	(Decrease) due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$7,288	$200	$7,488
Securities, includes restricted stock	62	74	136
Interest earning cash and other	202	(306)	(104)
Total interest income	7,552	(32)	7,520

Interest paid on:
Savings, NOW, money market deposits	1,103	70	1,173
Time deposits	(26)	(26)	(52)
Total deposits	1,077	44	1,121
Borrowings	5	(1)	4
Total interest expense	1,082	43	1,125
Change in net interest income	$6,470	$(75)	$6,395

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General.  Net income increased $804 thousand, or 7.0%, to $12.2 million for the three months ended March 31, 2026 from $11.4 million for the three months ended March 31, 2025. The increase resulted from a $6.4 million increase in net interest income, partially offset by a $3.9 million increase in noninterest expense, and a $1.2 million increase to the provision for credit losses.

Net Interest Income.  Net interest income increased $6.4 million, or 23.2%, to $34.0 million for the three months ended March 31, 2026 from $27.6 million for the three months ended March 31, 2025, due to a $7.5 million increase in interest income, partially offset by a $1.1 million increase in interest expense.

Our net interest margin of 6.04% increased 8 basis points from the comparable period in 2025, led by growth in higher yielding commercial loan production nationally. Average loan yields increased 5 basis points to 7.85% while average loans increased $376.4 million, or 27.0%, to $1.77 billion, with litigation related loan growth totaling $354.6 million, or 42.7%. Average securities increased $6.6 million, or 2.0%, to $334.5 million with a securities to assets ratio of 13% at March 31, 2026. Average deposits increased $364.2 million, or 21.7%, to $2.04 billion, led by increases in litigation related escrow or IOLTA, commercial money market and noninterest bearing commercial demand deposits totaling $215.8 million, $96.9 million, and $42.0 million, respectively. Our cost of deposits, including noninterest bearing demand deposits, increased 6 basis points to 1.00% due to changes in deposit composition.

Interest Income.  Interest income increased $7.5 million, or 23.9%, to $39.0 million for the three months ended March 31, 2026 from $31.5 million for the three months ended March 31, 2025 and was attributable to increases in income on loans and securities, offset slightly by a decrease in interest earning cash income.

Loan interest income increased $7.5 million, or 27.9%, to $34.3 million for the three months ended March 31, 2026 from $26.8 million for the three months ended March 31, 2025. This increase was attributable to a $376.4 million, or 27.0%, increase in the average loan balance primarily due to commercial loan growth focused in our higher yielding law firm commercial loans that grew $354.6 million, or 42.7%, increasing total loan yields by 5 basis points to 7.85%. The increase in loan interest income was driven by an increase of $7.3 million related to growth in average loan volumes, led by litigation related commercial growth, and $200 thousand due to an increase in average loan rates. Overall, the commercial loan portfolio average balance increased $323.6 million to $1.25 billion, driving average commercial loan yields to approximately 9% for the three months ended March 31, 2026.

Securities interest income increased $136 thousand, or 4.5%, to $3.2 million in the current quarter with $62 thousand attributable to average volume increases and $74 thousand attributable to increases in average rate. Average securities increased $6.6 million, or 2.0%, to $334.5 million with a securities to assets ratio of 13% at March 31, 2026.

Income on interest earning cash decreased $104 thousand to $1.6 million for the three months ended March 31, 2026 with $306 thousand due to decreases in short-term rates, offset by a $202 thousand increase attributable to average volume increases (funded with core deposits). Average interest earning cash balances increased $20.5 million, or 13.2%, to $176.3 million.

Interest Expense.  Interest expense increased $1.1 million, or 28.8%, to $5.0 million for the three months ended March 31, 2026 from $3.9 million for the three months ended March 31, 2025, with $1.1 million attributable to increases in average deposit balances (primarily commercial money market and litigation related escrow or IOLTA), and $44 thousand attributable to increases in rate as a result of changes in deposit composition (primarily money market). Average deposits increased $364.2 million, or 21.7%, to $2.0 billion, led by increases in litigation related escrow or IOLTA, commercial money market, and noninterest bearing demand deposits totaling $215.8 million, $96.9 million, and $42.0 million, respectively.

Provision for Credit Losses.  Our provision for credit losses was $2.7 million for the three months ended March 31, 2026, an increase of $1.2 million from the $1.5 million provision for the three months ended March 31, 2025, primarily due to a $3.2 million charge-off as we foreclosed on the property securing our one nonaccrual multifamily loan (totaling $7.8 million), recorded it as OREO, and sold the OREO to an unrelated third party. As of March 31, 2026, our allowance to loans ratio was 1.30% as compared to 1.37% as of March 31, 2025. The decrease in the allowance as a percentage of loans was a result of management’s evaluation of credit risk in our multifamily portfolio subsequent to the above-mentioned transaction, which was partially offset by an increase in the general reserve considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment. Based on management’s evaluation of current credit risk in our commercial real estate and commercial portfolios, management believes the allowance for credit losses is adequate at March 31, 2026.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$4,970	$4,750	$220	4.6%
ACH income	173	162	11	6.8
Total payment processing fees	5,143	4,912	231	4.7
Customer related fees, service charges and other:
Administrative service income	1,137	880	257	29.2
Other	175	359	(184)	(51.3)
Total customer related fees, service charges and other	1,312	1,239	73	5.9
Total noninterest income	$6,455	$6,151	$304	4.9%

Payment processing income was $5.1 million for the quarter ended March 31, 2026, a $231 thousand increase from the same period in 2025. Growth in payment processing income has been muted, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the credit and debit card processing platform increased $421.7 million, or 4.6%, to $9.7 billion while transactions volume totaled 137.3 million for the quarter ended March 31, 2026. We continue to focus on the expansion of merchant sales channels through our current and future ISOs, new merchant originations, active management of our merchant risk profiles, and by expanding our technology and other resources in the payment vertical. The Company utilizes proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across 93,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for $9.7 billion in volume across 137.3 million transactions in the current quarter. ASP fee income increased $257 thousand, or 29.2%, to $1.1 million for the quarter ended March 31, 2026, and is directly impacted by the average balances of off-balance sheet sweep funds as well as current short-term market interest rates. Off-balance sheet sweep funds totaled $1.0 billion at March 31, 2026, demonstrating our highly efficient, full service commercial relationships and tech-enabled cash management platform. Other income decreased $184 thousand, or 51.3%, to $175 thousand due to decreases in loan and other banking fees.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$12,221	$10,065	$2,156	21.4%
Occupancy and equipment	1,256	1,132	124	11.0
Professional and consulting services	973	1,264	(291)	(23.0)
FDIC and regulatory assessments	303	270	33	12.2
Advertising and marketing	998	851	147	17.3
Travel and business relations	306	306	—	—
Data processing	2,369	1,920	449	23.4
Merger expenses	1,272	—	1,272	NA
Other operating expenses	959	940	19	2.0
Total noninterest expense	$20,657	$16,748	$3,909	23.3%

Employee compensation and benefits costs increased primarily due to increases in year-end salaries, employee benefit costs, stock grants and related stock-based compensation, staffing, regional business development officer (“BDO”) incentive pay or  sales commissions, and year-end bonuses. The increase in BDO incentive pay is directly correlated to our litigation related/commercial loan and related core commercial deposit growth, attracting full-service commercial banking clients nationally. Due to the departure of two board members for personal reasons, we incurred one time compensation charges related to accelerated stock grant amortization totaling $398 thousand. In connection with the announced merger with Signature, we incurred merger related costs (advisory, legal, accounting, valuation, and other professional or consulting fees, and general administrative costs) of $1.3 million in the first quarter of 2026. Data processing costs increased due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Advertising and marketing costs increased as we continued to grow our brand, targeting digital marketing platform, and expand our thought leadership in our national verticals. Occupancy and equipment costs increased due to costs associated with the operation of our Los Angeles branch which opened in late 2025.

Income Tax Expense.  We recorded income tax expense of $4.9 million for the three months ended March 31, 2026, reflecting an effective tax rate of 28.6%, compared to $4.1 million, or 26.5%, for the three months ended March 31, 2025. The increase in the effective tax rate was primarily due to the impact of non-deductible merger related costs.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning March 31, 2026.

	March 31,
	2026
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$187,000	$32,892
200	175,009	20,901
100	163,722	9,614
0	154,108	—
-100	145,036	(9,072)
-200	135,919	(18,189)
-300	126,326	(27,782)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at March 31, 2026.

	March 31,
	2026
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$563,118	$92,641
200	535,840	65,363
100	505,283	34,806
0	470,477	—
-100	428,982	(41,495)
-200	382,343	(88,134)
-300	329,023	(141,454)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $222.2 million.

At March 31, 2026, through pledging of our securities and certain loans, we had the ability to borrow, on a secured basis, up to $475.1 million from the FHLB of New York and $46.5 million from the FRB of New York discount window. At March 31, 2026, we also had $29.0 million in aggregated unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of March 31, 2026.

At March 31, 2026, our off-balance sheet sweeps funds totaled $1.00 billion, of which $330.4 million, or 33.0%, was available to be swept on balance sheet as reciprocal client deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.10 billion at March 31, 2026, or 53% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, correspondent bank lines or through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At March 31, 2026, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At March 31, 2026
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.48%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.25%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.25%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.85%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s

Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2026, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, have been supplemented by the Company for the quarter ended March 31, 2026 as follows:

The Company is expected to incur substantial costs related to the merger and integration.

The Company has incurred and expects to incur a number of non-recurring costs associated with the merger of the Company and Signature. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by either the Company or Signature regardless of whether the merger is completed.

Combining the Company and Signature may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the benefits from combining the businesses of the Company and Signature. To realize the anticipated benefits from the merger, the Company and Signature must successfully integrate and combine their businesses in a manner that permits those benefits to be realized, without adversely affecting current revenues and future growth. If the Company and Signature are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

The Company and Signature have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger on the combined company.

The combined company may be unable to retain the Company and/or Signature personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and Signature. It is possible that these employees may decide not to remain with the Company or Signature, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and Signature are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Signature could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Signature also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the subsequent bank merger may be completed, various approvals, waivers, consents and/or non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals or waivers, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals or waivers could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing or any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

Even if the approvals and waivers are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the continuing corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the continuing corporation following the merger or otherwise reduce the anticipated benefits of the merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

Despite the parties’ commitments to using their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, the Company is not required, under the terms of the merger agreement, to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material and adverse effect on the business, properties, assets, liabilities, results of operations or financial condition of the surviving entity and its subsidiaries, taken as a whole, after giving effect to the merger, second-step merger, and the bank merger.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of the Company’s stockholders and Signature’s shareholders of certain matters relating to the merger at each company’s respective special meeting; (ii) admission for listing on Nasdaq of the shares of the Company common stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of the requisite regulatory approvals, including the approval of the Federal Reserve Board and the OCC; and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder approvals, or the Company or Signature may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the merger could negatively impact the Company.

If the merger is not completed for any reason, including as a result of the Company’s stockholders or Signature’s shareholders failing to approve certain matters in connection with the merger at each company’s respective special meeting, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement.

Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of Signature. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Interest rate volatility may adversely impact the fair value adjustments of loans acquired in the merger.

Upon the closing of the merger, we will need to adjust the fair value of Signature’s loan portfolio. Volatility in the interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the Company’s capital ratios, which may result in the Company taking steps to strengthen its capital position.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of the Company.

Stockholders may bring claims in connection with the proposed merger and, among other remedies, may seek damages or an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Signature from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company, including in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such litigation and the defense or settlement of any such litigation may have an adverse effect on the financial condition and results of operations of the Company.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the three months ended March 31, 2026 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2026 through January 31, 2026	—	$—	—	257,694
February 1, 2026 through February 28, 2026	—	—	—	257,694
March 1, 2026 through March 31, 2026	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share
January 1, 2026 through January 31, 2026	—	$—
February 1, 2026 through February 28, 2026	—	—
March 1, 2026 through March 31, 2026	—	—

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: May 11, 2026	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: May 11, 2026	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer