Form 10-Q
period 2026-06-30
Esquire Financial Holdings, Inc.
filed 2026-08-10
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Large accelerated filer ◻	Accelerated filer ☒
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2026, there were 12,104,583 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets:
Cash and cash equivalents	$242,183	$235,887
Securities available-for-sale, at fair value	240,146	246,505
Securities held-to-maturity, at cost (fair value of $51,111 and $55,500, at June 30, 2026 and December 31, 2025, respectively)	56,099	60,193
Securities, restricted, at cost	3,196	3,173

Loans held for investment	1,902,271	1,758,427
Less: allowance for credit losses	(24,724)	(24,022)
Loans, net of allowance	1,877,547	1,734,405
Premises and equipment, net	3,980	4,379
Accrued interest receivable	13,572	12,640
Other assets	74,295	68,479
Total assets	$2,511,018	$2,365,661

Liabilities:
Deposits:
Demand	$552,131	$576,455
Savings, NOW and money market	1,621,790	1,480,380
Time	5,772	6,172
Total deposits	2,179,693	2,063,007

Accrued expenses and other liabilities	17,475	13,056
Total liabilities	2,197,168	2,076,063

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 8,807,258 and 8,708,923 shares issued, respectively; and 8,649,400 and 8,552,405 shares outstanding, respectively	88	87
Additional paid-in capital	113,872	109,889
Retained earnings	219,503	197,787
Accumulated other comprehensive loss	(9,784)	(8,489)
Treasury stock at cost (157,858 and 156,518 shares, respectively)	(9,829)	(9,676)
Total stockholders’ equity	313,850	289,598
Total liabilities and stockholders’ equity	$2,511,018	$2,365,661

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans held for investment	$36,417	$28,762	$70,715	$55,572
Securities, includes restricted stock	3,046	3,127	6,224	6,169
Interest earning cash and other	1,838	1,647	3,395	3,308
Total interest income	41,301	33,536	80,334	65,049

Interest expense:
Savings, NOW and money market deposits	5,502	4,225	10,459	8,009
Time deposits	50	56	117	175
Borrowings	1	1	6	2
Total interest expense	5,553	4,282	10,582	8,186

Net interest income	35,748	29,254	69,752	56,863
Provision for credit losses	2,900	3,525	5,600	5,025
Net interest income after provision for credit losses	32,848	25,729	64,152	51,838

Noninterest income:
Payment processing fees	5,126	5,107	10,269	10,019
Administrative service income	1,092	643	2,229	1,523
Customer related fees, service charges and other	165	827	340	1,186
Total noninterest income	6,383	6,577	12,838	12,728

Noninterest expense:
Employee compensation and benefits	12,605	10,216	24,826	20,281
Occupancy and equipment	1,344	1,168	2,600	2,300
Professional and consulting services	1,038	1,291	2,011	2,555
FDIC and regulatory assessments	327	293	630	563
Advertising and marketing	1,004	811	2,002	1,662
Travel and business relations	271	303	577	609
Data processing	2,403	2,060	4,772	3,980
Merger expenses	1,070	—	2,342	—
Other operating expenses	1,043	920	2,002	1,860
Total noninterest expense	21,105	17,062	41,762	33,810

Net income before income taxes	18,126	15,244	35,228	30,756
Income tax expense	5,148	3,354	10,039	7,459

Net income	$12,978	$11,890	$25,189	$23,297

Earnings per share
Basic	$1.57	$1.48	$3.05	$2.91
Diluted	$1.49	$1.38	$2.89	$2.70

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$12,978	$11,890	$25,189	$23,297
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(459)	1,039	(1,488)	4,849
Tax effect	124	(275)	193	(1,481)
Total other comprehensive (loss) income	(335)	764	(1,295)	3,368
Total comprehensive income	$12,643	$12,654	$23,894	$26,665

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2026	—	8,637,034	$—	$88	$112,041	$208,263	$(9,449)	$(9,676)	$301,267
Net income	—	—	—	—	—	12,978	—	—	12,978
Other comprehensive loss	—	—	—	—	—	—	(335)	—	(335)
Exercise of stock options, net of repurchases (2,669 shares)	—	13,706	—	—	151	—	—	—	151
Stock compensation expense	—	—	—	—	1,680	—	—	—	1,680
Cash dividends declared to common stockholders ($0.20 per share)	—	—	—	—	—	(1,738)	—	—	(1,738)
Shares received related to tax withholding	—	(1,340)	—	—	—	—	—	(153)	(153)
Balance at June 30, 2026	—	8,649,400	$—	$88	$113,872	$219,503	$(9,784)	$(9,829)	$313,850

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at April 1, 2025	—	8,431,774	$—	$85	$105,150	$162,860	$(11,683)	$(5,688)	$250,724
Net income	—	—	—	—	—	11,890	—	—	11,890
Other comprehensive income	—	—	—	—	—	—	764	—	764
Exercise of stock options, net of repurchases (4,132 shares)	—	51,633	—	1	470	—	—	—	471
Restricted stock grants	—	16,152	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,191	—	—	—	1,191
Cash dividends declared to common stockholders ($0.175 per share)	—	—	—	—	—	(1,484)	—	—	(1,484)
Balance at June 30, 2025	—	8,499,559	$—	$86	$106,811	$173,266	$(10,919)	$(5,688)	$263,556

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2026	—	8,552,405	$—	$87	$109,889	$197,787	$(8,489)	$(9,676)	$289,598
Net income	—	—	—	—	—	25,189	—	—	25,189
Other comprehensive loss	—	—	—	—	—	—	(1,295)	—	(1,295)
Exercise of stock options, net of repurchases (12,007 shares)	—	80,409	—	1	261	—	—	—	262
Restricted stock grants	—	17,926	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,722	—	—	—	3,722
Cash dividends declared to common stockholders ($0.40 per share)	—	—	—	—	—	(3,473)	—	—	(3,473)
Shares received related to tax withholding	—	(1,340)	—	—	—	—	—	(153)	(153)
Balance at June 30, 2026	—	8,649,400	$—	$88	$113,872	$219,503	$(9,784)	$(9,829)	$313,850

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2025	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	23,297	—	—	23,297
Other comprehensive income	—	—	—	—	—	—	3,368	—	3,368
Exercise of stock options, net of repurchases (16,027 shares)	—	109,180	—	1	479	—	—	—	480
Restricted stock grants	—	35,626	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,280	—	—	—	2,280
Cash dividends declared to common stockholders ($0.35 per share)	—	—	—	—	—	(2,963)	—	—	(2,963)
Balance at June 30, 2025	—	8,499,559	$—	$86	$106,811	$173,266	$(10,919)	$(5,688)	$263,556

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$25,189	$23,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,600	5,025
Depreciation and amortization of premises and equipment	741	524
Stock compensation expense	3,722	2,280
Gain on equity investment	—	(432)
Net amortization (accretion):
Securities	209	248
Loans	9	(53)
Right of use asset	371	373
Software	927	927
Changes in other assets and liabilities:
Accrued interest receivable	(932)	(967)
Other assets	(6,083)	(5,687)
Operating lease liability	(470)	(443)
Accrued expenses and other liabilities	4,744	1,205
Net cash provided by operating activities	34,027	26,297
Cash flows from investing activities:
Net change in loans	(148,751)	(117,467)
Purchases of securities available-for-sale	(29,710)	(31,069)
Principal repayments on securities available-for-sale	34,418	20,090
Principal repayments on securities held-to-maturity	4,048	4,140
Purchases of securities, restricted	(23)	(139)
Proceeds from equity investment	—	1,232
Purchase of equity investment	—	(700)
Purchases of premises and equipment	(342)	(2,316)
Development of capitalized software	(838)	(1,191)
Net cash used in investing activities	(141,198)	(127,420)
Cash flows from financing activities:
Net increase in deposits	116,686	140,092
Decrease in borrowings	(1)	(1)
Exercise of stock options, net of repurchases	262	480
Tax withholding payments for vested equity awards	(153)	—
Cash dividends paid to common stockholders	(3,327)	(2,804)
Net cash provided by financing activities	113,467	137,767
Increase in cash and cash equivalents	6,296	36,644
Cash and cash equivalents at beginning of the period	235,887	126,329
Cash and cash equivalents at end of the period	$242,183	$162,973

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,583	$8,186
Taxes	8,320	9,976
Noncash transactions:
Dividends declared but not paid	146	159

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

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the Interim Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are recurring in nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2025 and 2024. Operating results for the three and six months ended June 30, 2026  are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

Subsequent Events

Effective on August 1, 2026, the Company completed its previously announced merger with Signature Bancorporation, Inc., an Illinois corporation (“Signature”), pursuant to the Agreement and Plan of Merger, dated as of March 11, 2026 (the “Merger Agreement”), by and among the Company, Esquire Merger Sub, Inc., a Maryland corporation and a direct, wholly owned subsidiary of Esquire (“Merger Sub”), and Signature. At the closing, (i) Merger Sub merged with and into Signature, with Signature as the surviving entity (the “Merger”), and (ii) immediately thereafter, Signature merged with and into Esquire, with Esquire as the surviving entity (the “Second Step Merger”). Following the Second Step Merger, Signature Bank, an Illinois state-chartered bank and a wholly owned subsidiary of Signature, merged with and into Esquire Bank, National Association (“Esquire Bank”), a national banking association and a wholly owned subsidiary of Esquire, with Esquire Bank as the surviving bank.

Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of common stock, par value $1.00 per share, of Signature (“Signature Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Signature or the Company, was converted into the right to receive 2.671 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of the Company (“Company Common Stock”). The total purchase price consideration in the Merger, consisting of shares of the Company’s Common Stock, stock options, and cash in lieu of fractional shares was approximately $466 million. Based on financial information as of June 30, 2026, the combined company has approximately $4.8 billion in total assets, $3.3 billion in loans, and $4.0 billion in total deposits. The initial purchase accounting for the Merger in accordance with GAAP is not finalized, therefore the Company is not yet able to disclose the preliminary fair value of the assets acquired and the liabilities assumed and any corresponding goodwill recorded in the transaction.

During the three and six months ended June 30, 2026, the Company incurred merger related expenses of $1.1 million and $2.3 million, respectively, related to the pending merger, which are included as a separate component of noninterest expense in the Consolidated Statements of Income. There were no merger related expenses for the three and six months ended June 30, 2025. These expenses primarily consist of legal, advisory, professional, and other transaction-related costs and are not expected to recur in the normal course of business.

Investment in Variable Interest Entities

During 2022, the Company sold its legacy National Football League (“NFL”) consumer post-settlement loan portfolio to a variable interest entity (“VIE”) in exchange for a nonvoting interest valued at $13.5 million where the Company remained as servicer of the loan portfolio at the discretion of the VIE manager. As of June 30, 2026 and December 31, 2025, the investment’s carrying amount was $9.0 million and had a remaining life of 2.8 years as of June 30, 2026.

During 2024 and 2025, the Company invested cash in United Payment Systems, LLC (doing business as Payzli) in exchange for a 24.99% ownership interest. Payzli is an end-to-end payment technology company that acts as a single source for payment services, business management software, web enablement and mobile solutions. The investment carrying amount was $4.8 million as of June 30, 2026 and December 31, 2025, respectively and there are no remaining unfunded commitments as of June 30, 2026. There were no Payzli fundings for the three and six months ended June 30, 2026. The Company funded $250 thousand and $700 thousand in Payzli for the three and six months ended June 30, 2025, respectively.

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

Standards Adopted in 2026

In November 2025 the FASB issued Accounting Standards Update (“ASU”) 2025-08, “Financials Instruments - Credit Losses (Topic 326): Purchased Loans”. The ASU expands the use of the gross-up approach to include purchased seasoned loans, defined as loans (excluding credit cards) acquired without significant credit deterioration and deemed to be seasoned; seasoned loans are those obtained either through a business combination or purchase at least ninety days after origination, provided the acquirer was not involved in the origination. The change is intended to reduce complexity and subjectivity in loan purchase transactions, and to reduce the risk of double counting expected credit losses that are already reflected in fair value determinations made at the time of acquisition. ASU 2025-08 is effective for reporting periods beginning after December 15, 2026; early adoption is permitted. The Company adopted ASU 2025-08 as of January 1, 2026 and it did not have an effect on the Company’s Consolidated Financial Statements in the current period.

NOTE 2 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$93,169	$80	$(12,030)	$81,219
Collateralized mortgage obligations ("CMOs") – agency	160,380	572	(2,025)	158,927
Total available-for-sale	$253,549	$652	$(14,055)	$240,146

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$56,099	$4	$(4,992)	$51,111
Total held-to-maturity	$56,099	$4	$(4,992)	$51,111

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$97,697	$92	$(12,094)	$85,695
CMOs – agency	160,723	1,443	(1,356)	160,810
Total available-for-sale	$258,420	$1,535	$(13,450)	$246,505

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$60,193	$26	$(4,719)	$55,500
Total held-to-maturity	$60,193	$26	$(4,719)	$55,500

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

There were no sales or calls of securities for the three and six months ended June 30, 2026 and 2025.

At June 30, 2026, securities having a fair value of $244.8 million were pledged to the Federal Home Loan Bank of New York (“FHLB”) for borrowing capacity totaling $228.1 million. At December 31, 2025, securities having a fair value of $252.4 million were pledged to the FHLB for borrowing capacity totaling $235.7 million. At June 30, 2026 and December 31, 2025, the Company had no outstanding FHLB advances.

At June 30, 2026, securities having a fair value of $46.5 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $45.0 million. At December 31, 2025, securities having a fair value of $49.6 million were pledged to the FRB for borrowing capacity totaling $48.1 million. At June 30, 2026 and December 31, 2025, the Company had no outstanding FRB borrowings.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$4,513	$(52)	$68,340	$(11,978)	$72,853	$(12,030)
CMOs – agency	66,370	(531)	13,470	(1,494)	79,840	(2,025)
Total available-for-sale	$70,883	$(583)	$81,810	$(13,472)	$152,693	$(14,055)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$3,492	$(41)	$45,125	$(4,951)	$48,617	$(4,992)
Total held-to-maturity	$3,492	$(41)	$45,125	$(4,951)	$48,617	$(4,992)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$1,626	$(15)	$72,692	$(12,079)	$74,318	$(12,094)
CMOs – agency	—	—	20,400	(1,356)	20,400	(1,356)
Total available-for-sale	$1,626	$(15)	$93,092	$(13,435)	$94,718	$(13,450)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)
Total held-to-maturity	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at June 30, 2026.

As of June 30, 2026 and December 31, 2025, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of June 30, 2026 and December 31, 2025.

Accrued interest receivable on securities totaling $1.0 million at June 30, 2026 and $1.1 million at December 31, 2025, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 3 — Loans

The composition of loans by class is summarized as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Real estate:
Multifamily	$395,886	$372,800
Commercial real estate	133,096	107,293
1 – 4 family	8,959	9,835
Total real estate	537,941	489,928
Commercial	1,337,108	1,245,555
Consumer	26,756	22,762
Total loans held for investment	1,901,805	1,758,245
Deferred fees and unearned premiums, net	466	182
Allowance for credit losses	(24,724)	(24,022)
Loans held for investment, net	$1,877,547	$1,734,405

Commercial loans include commercial Litigation-Related loans of $1.3 billion and other commercial loans of $42.2 million at June 30, 2026. Commercial loans include commercial Litigation-Related loans of $1.2 billion and other commercial loans of $67.2 million at December 31, 2025.

The following tables present the activity in the allowance for credit losses by class for the three months ending June 30, 2026 and June 30, 2025:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
June 30, 2026
Allowance for credit losses:
Beginning balance	$4,520	$836	$30	$16,990	$1,164	$23,540
Provision (credit) for credit losses	1,663	161	(1)	848	229	2,900
Recoveries	—	—	—	—	1	1
Loans charged-off	(1,572)	—	—	—	(145)	(1,717)
Total ending allowance balance	$4,611	$997	$29	$17,838	$1,249	$24,724

June 30, 2025
Allowance for credit losses:
Beginning balance	$4,207	$663	$45	$13,828	$718	$19,461
Provision (credit) for credit losses	1,114	18	(8)	2,332	69	3,525
Recoveries	—	—	—	—	6	6
Loans charged-off	(308)	—	—	(3,250)	(27)	(3,585)
Total ending allowance balance	$5,013	$681	$37	$12,910	$766	$19,407

The following tables present the activity in the allowance for credit losses by class for the six months ending June 30, 2026 and June 30, 2025:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Commercial	Consumer	Total

	(In thousands)
June 30, 2026
Allowance for credit losses:
Beginning balance	$6,026	$795	$35	$16,285	$881	$24,022
Provision (credit) for credit losses	3,333	202	(6)	1,553	518	5,600
Recoveries	—	—	—	—	2	2
Loans charged-off	(4,748)	—	—	—	(152)	(4,900)
Total ending allowance balance	$4,611	$997	$29	$17,838	$1,249	$24,724

June 30, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$14,283	$837	$20,979
Provision (credit) for credit losses	3,145	(10)	64	1,877	(51)	5,025
Recoveries	—	—	—	—	25	25
Loans charged-off	(3,248)	—	(79)	(3,250)	(45)	(6,622)
Total ending allowance balance	$5,013	$681	$37	$12,910	$766	$19,407

As of June 30, 2026, there was one collateral dependent multifamily loan secured by real estate totaling $4.4 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve on the Consolidated Statements of Financial Condition. As of December 31, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7.8 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve for either loan on the Consolidated Statements of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred fees and unearned premiums, net, due to immateriality, by class of loans as of June 30, 2026 and December 31, 2025:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
June 30, 2026
Multifamily	$—	$—	$—	$4,400	$4,400	$391,486	$395,886
Commercial real estate	—	—	—	—	—	133,096	133,096
1 – 4 family	—	—	—	—	—	8,959	8,959
Commercial	—	—	—	736	736	1,336,372	1,337,108
Consumer	4	9	5	—	18	26,738	26,756
Total	$4	$9	$5	$5,136	$5,154	$1,896,651	$1,901,805

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2025
Multifamily	$—	$—	$—	$7,836	$7,836	$364,964	$372,800
Commercial real estate	—	—	—	—	—	107,293	107,293
1 – 4 family	—	—	—	—	—	9,835	9,835
Commercial	—	—	—	736	736	1,244,819	1,245,555
Consumer	12	—	7	—	19	22,743	22,762
Total	$12	$—	$7	$8,572	$8,591	$1,749,654	$1,758,245

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated, the years represent the year of originations for non-revolving loans:

	June 30, 2026
	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$41,648	$45,112	$26,266	$104,111	$25,338	$149,186	$—	$—	$391,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,400	—	—	4,400
Doubtful	—	—	—	—	—	—	—	—	—
Total	41,648	45,112	26,266	104,111	25,338	153,586	—	—	396,061
Current period gross charge-offs	—	3,176	—	—	—	1,572	—	—	4,748

Commercial real estate:
Pass	27,401	25,428	1,786	2,739	56,004	19,703	—	—	133,061
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	27,401	25,428	1,786	2,739	56,004	19,703	—	—	133,061
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	—	1,762	7,200	—	—	8,962
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	1,762	7,200	—	—	8,962
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	19,007	97,741	40,993	18,034	1,586	836	1,145,189	13,305	1,336,691
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	19,007	97,741	40,993	18,034	1,586	836	1,145,925	13,305	1,337,427
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	861	1,232	673	1,937	588	920	15,530	5,019	26,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	861	1,232	673	1,937	588	920	15,530	5,019	26,760
Current period gross charge-offs	—	—	4	113	35	—	—	—	152

Total:
Pass	88,917	169,513	69,718	126,821	85,278	177,845	1,160,719	18,324	1,897,135
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,400	736	—	5,136
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$88,917	$169,513	$69,718	$126,821	$85,278	$182,245	$1,161,455	$18,324	$1,902,271
Total current period gross charge-offs	$—	$3,176	$4	$113	$35	$1,572	$—	$—	$4,900

	December 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$45,320	$26,402	$104,575	$26,107	$98,922	$57,783	$—	$—	$359,109
Special Mention	—	—	—	—	6,019	—	—	—	6,019
Substandard	7,836	—	—	—	—	—	—	—	7,836
Doubtful	—	—	—	—	—	—	—	—	—
Total	53,156	26,402	104,575	26,107	104,941	57,783	—	—	372,964
Current period gross charge-offs	—	—	—	—	—	3,275	—	—	3,275

Commercial real estate:
Pass	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,783	—	8,058	—	—	9,841
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,783	—	8,058	—	—	9,841
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Commercial:
Pass	115,547	40,222	25,418	6,247	1,154	271	1,046,671	3,036	1,238,566
Special Mention	—	—	—	1,290	—	—	4,989	—	6,279
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	115,547	40,222	25,418	7,537	1,154	271	1,052,396	3,036	1,245,581
Current period gross charge-offs	—	—	—	—	—	—	3,250(1)	—	3,250(1)

Consumer:
Pass	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Current period gross charge-offs	—	—	—	57	—	—	—	—	57

Total:
Pass	188,643	69,221	135,238	91,544	106,899	80,744	1,060,025	5,243	1,737,557
Special Mention	—	—	—	1,290	6,019	—	4,989	—	12,298
Substandard	7,836	—	—	—	—	—	736	—	8,572
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$196,479	$69,221	$135,238	$92,834	$112,918	$80,744	$1,065,750	$5,243	$1,758,427
Total current period gross charge-offs	$—	$—	$—	$57	$—	$3,354	$3,250(1)	$—	$6,661

(1)	Represents a commercial loan to a small business merchant.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications to Borrowers Experiencing Financial Difficulty

During the three and six months ended June 30, 2026 the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-insignificant payment delay.

During the three and six months ended June 30, 2025 the Company modified the terms of one $10.9 million multifamily loan which was restructured into two notes for $8.0 million and $2.9 million, respectively, with an extension resulting in an 18 month remaining term where the $2.9 million note was charged off and the $8.0 million note was at market terms.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company modified one multifamily loan in the second quarter of 2025 for a borrower experiencing financial difficulty. During the six months ended June 30, 2026, the Company foreclosed on the property securing this nonaccrual multifamily loan (totaling $7.8 million), and was accounted for as a new loan, recorded it as other real estate owned (“OREO”), recorded a charge-off totaling $3.2 million (consisting of principal and certain costs to perfect its lien), and sold the OREO to an unrelated third party.

Pledged Loans

At June 30, 2026, loans totaling $346.2 million were pledged to the FHLB for borrowing capacity totaling $249.5 million. At December 31, 2025, loans totaling $319.4 million were pledged to the FHLB for borrowing capacity totaling $219.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Payment processing fees:
Payment processing income	$4,950	$4,950	$9,920	$9,700
ACH income	176	157	349	319
Total payment processing fees	5,126	5,107	10,269	10,019
Customer related fees, service charges and other:
Administrative service income	1,092	643	2,229	1,523
Gain on equity investment (1)	—	432	—	432
Other	165	395	340	754
Total customer related fees, service charges and other	1,257	1,470	2,569	2,709
Total noninterest income	$6,383	$6,577	$12,838	$12,728

(1)	Represents a valuation adjustment, not within the scope of ASC 606.

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

The following table presents a summary of the activity related to options for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	376,910	$34.88
Granted	—	—
Exercised	(92,416)	16.59
Forfeited	—	—
Expired	—	—
Outstanding at period end	284,494	$40.82	5.35
Vested or expected to vest	284,494	$40.82	5.35
Exercisable at period end	228,027	$30.78	4.56

The Company recognized compensation expense related to options of $208 thousand and $184 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company recognized compensation expense related to options of $413 thousand and $369 thousand for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, unrecognized compensation cost related to nonvested options was approximately $1.2 million and is expected to be recognized over a weighted average period of 1.94 years. The intrinsic value for outstanding options, net of expected forfeitures was $22.3 million at June 30, 2026. The intrinsic value for exercisable options was $20.1 million at June 30, 2026.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Intrinsic value of options exercised	$1,322	$3,849	$8,183	$8,625
Cash received from option exercises	151	471	262	480
Excess tax benefit from option exercises	225	916	471	1,147

The following table presents a summary of the activity related to restricted stock for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	364,034	$50.28
Granted	17,926	109.54
Vested	(15,774)	67.07
Forfeited	—	—
Outstanding at period end	366,186	$52.46

The Company recognized compensation expense related to restricted stock of $1.2 million and $869 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company recognized compensation expense related to restricted stock of $2.8 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $11.6 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.27 years.

The following table presents a summary of the activity related to PSUs for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	19,474	$85.32
Granted	17,926	109.54
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	37,400	$96.93
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	56,100	$96.93

The Company recognized compensation expense related to PSUs of $301 thousand and $138 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company recognized compensation expense related to PSUs of $548 thousand and $218 thousand for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $2.6 million of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.25 years.

NOTE 6 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(Dollars in thousands, except per share data)
Basic:
Net income	$12,978	$11,890	$25,189	$23,297
Weighted average shares outstanding	8,274,280	8,029,541	8,263,559	8,009,382
Basic earnings per share	$1.57	$1.48	$3.05	$2.91

Diluted:
Net income	$12,978	$11,890	$25,189	$23,297
Weighted average shares outstanding for basic earnings per share	8,274,280	8,029,541	8,263,559	8,009,382
Add: Dilutive effects of share based awards	452,075	609,497	449,980	611,119
Weighted average shares and dilutive potential shares	8,726,355	8,639,038	8,713,539	8,620,501
Diluted earnings per share	$1.49	$1.38	$2.89	$2.70

Share-based awards totaling 22,737 and 43,852 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2026 and 2025, respectively, because they were anti-dilutive. Share-based awards totaling 22,737 and 63,326 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2026 and 2025, respectively, because they were anti-dilutive.

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

As of June 30, 2026, right of use (“ROU”) lease assets and related lease liabilities were $1.7 million and $2.2 million, respectively. As of December 31, 2025, ROU lease assets and related lease liabilities were $2.1 million and $2.6 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

As of June 30, 2026, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at June 30, 2026, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2026	$464
2027	240
2028	248
2029	255
2030	263
Thereafter	1,129
Total operating lease payments	2,599
Less: interest	428
Present value of operating lease liabilities	$2,171

In addition to the table above, as of June 30, 2026, the Company had an additional operating lease commitment for its future corporate headquarters of approximately $24.4 million that has been executed but not yet commenced. This operating lease is expected to commence no earlier than the end of the second quarter of 2027 with a lease term of 12.25 years.

	June 30,
	2026		2025
Weighted-average remaining lease term	7.22	years	6.62	years
Weighted-average discount rate	4.61%		4.29%

The components of total lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease cost	$222	$222	$445	$445
Short-term lease cost	35	30	70	46
Total lease cost	$257	$252	$515	$491

Cash paid for operating leases	$299	$287	$595	$562

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

	(In thousands)
June 30, 2026
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$81,219	$—
CMOs – agency	—	158,927	—
Total available-for-sale	$—	$240,146	$—

December 31, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,695	$—
CMOs – agency	—	160,810	—
Total available-for-sale	$—	$246,505	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2026 and 2025.

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at June 30, 2026 and December 31, 2025:

	Fair Value Measurement at June 30, 2026, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$242,183	$242,183	$—	$—	$242,183
Securities, held-to-maturity	56,099	—	51,111	—	51,111
Securities, restricted, at cost	3,196	N/A	N/A	N/A	N/A
Loans held for investment, net	1,877,547	—	—	1,849,747	1,849,747
Accrued interest receivable	13,572	—	1,134	12,438	13,572

Financial Liabilities:
Time deposits	5,772	—	5,717	—	5,717
Demand and other deposits	2,173,921	2,173,921	—	—	2,173,921
Secured borrowings	39	—	—	39	39
Accrued interest payable	1	—	1	—	1

	Fair Value Measurement at December 31, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$235,887	$235,887	$—	$—	$235,887
Securities, held-to-maturity	60,193	—	55,500	—	55,500
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,734,405	—	—	1,710,581	1,710,581
Accrued interest receivable	12,640	—	1,147	11,493	12,640

Financial Liabilities:
Time deposits	6,172	—	6,146	—	6,146
Demand and other deposits	2,056,835	2,056,835	—	—	2,056,835
Secured borrowings	40	—	—	40	40
Accrued interest payable	1	—	1	—	1

NOTE 9 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three  and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(9,449)	$(11,683)	$(8,489)	$(14,287)
Other comprehensive (loss) income, net of tax	(335)	764	(1,295)	3,368
Net current period other comprehensive (loss) income	(335)	764	(1,295)	3,368
Ending balance	$(9,784)	$(10,919)	$(9,784)	$(10,919)

There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit, national and local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or Independent Sales Organizations (“ISOs”) with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses;

●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business;
●	the possibility that we may be unable to achieve expected synergies and operating efficiencies in the Merger within the expected timeframes or at all and to successfully integrate Signature’s operations with our operations, and that such integration may be more difficult, time consuming or costly than expected;
●	revenues following the Merger may be lower than expected;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Subsequent Events - Signature Merger

Effective on August 1, 2026, the Company completed its previously announced merger with Signature Bancorporation, Inc., an Illinois corporation, pursuant to the Merger Agreement by and among the Company, Merger Sub and Signature. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Interim Consolidated Financial Statements for additional information regarding the Merger.

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

The Company measures the allowance for credit losses on a collective basis by pooling loans according to similar risk characteristics. When a loan is deemed to no longer share risk characteristics similar to others in the portfolio, the Company evaluates such loans on an individual basis. Management may consider changes to a borrower’s circumstances impacting cash collections, delinquency and non-accrual status, probability of default, industry, or other facts and circumstances when determining whether a loan shares risk characteristics with other loans in a pool. For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. As of June 30, 2026, there was one collateral dependent multifamily loan secured by real estate totaling $4.4 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand that was individually analyzed, with no associated specific reserve on the Consolidated Statements of Financial Condition.

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

We currently have lending clients in 33 states and our larger markets include California, New York and Texas. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates into a blended 8.80% variable rate asset yield on these commercial loans for the quarter ended June 30, 2026. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.33 of low-cost core operating and escrow deposits from these law firms through our branchless platform, fueling and funding additional growth in our other asset classes. Our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in the litigation vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $1.31 billion, or 60%, of total deposits at June 30, 2026. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet (“OBS”) commercial litigation funds of $1.0 billion at June 30, 2026, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Payment Processing. The payment processing (merchant acquiring) market will continue to be a growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 8% on a compound annual growth rate from 2021 to 2025 with payment volumes or TAM of $12.2 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our industry track record, extensive in-house experience, strong relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across approximately 93,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for approximately $11 billion in volume across 153 million in transactions in the quarter ended June 30, 2026.

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

The success of our national litigation and payment processing verticals coupled with our focus on financial technology (“fin-tech”) has led to industry leading performance. For the quarter ended June 30, 2026, we have produced industry leading returns including, but not limited to, an average return on assets and equity of 2.09% and 17.06%, respectively; industry leading net interest margin of 5.96%; strong efficiency ratio of 50.1%; and diversified revenue streams as demonstrated by a strong net interest margin and stable fee income representing 15% of total revenue. Coupling these performance metrics with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 70% of our loans being variable rate and tied to prime (with interest rate floors in place on 90% of our variable rate loan portfolio), solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.19 billion with no outstanding borrowings, positions our Company for future growth and success.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Assets.  Our total assets were $2.51 billion at June 30, 2026, an increase of $145.4 million, or 6.1%, from $2.37 billion at December 31, 2025, due to growth in loans held for investment of $143.8 million, or 8.2%, and increases in cash and cash equivalents of $6.3 million, or 2.7%, offset by decreases in securities available-for-sale of $6.4 million, or 2.6% and decreases in securities held-to-maturity of $4.1 million, or 6.8%.

Loan Portfolio Analysis. At June 30, 2026, loans, net of deferred fees and unearned premiums, were $1.90 billion, or 87.3% of total deposits, compared to $1.76 billion, or 85.2% of total deposits, at December 31, 2025. The growth in loans was primarily driven by net production in commercial loans and to a lesser extent, multifamily and commercial real estate loans. Commercial loans increased $91.6 million, or 7.4%, to $1.34 billion at June 30, 2026 from $1.25 billion at December 31, 2025. Commercial real estate loans increased $25.8 million, or 24.0%, to $133.1 million at June 30, 2026 from $107.3 million at December 31, 2025. Multifamily loans increased $23.1 million, or 6.2%, to $395.9 million at June 30, 2026 from $372.8 million at December 31, 2025.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	June 30,		December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$395,886	20.8%	$372,800	21.2%
Commercial real estate	133,096	7.0	107,293	6.1
1 – 4 family	8,959	0.5	9,835	0.6
Total real estate	537,941	28.3	489,928	27.9
Commercial	1,337,108	70.3	1,245,555	70.8
Consumer	26,756	1.4	22,762	1.3
Total loans held for investment	$1,901,805	100.0%	$1,758,245	100.0%
Deferred loan fees and unearned premiums, net	466		182
Allowance for credit losses	(24,724)		(24,022)
Loans held for investment, net	$1,877,547		$1,734,405

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	June 30,		December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$854,293	65.8%	$782,182	66.2%
Case cost lines of credit	257,629	19.9	209,469	17.7
Term loans	182,970	14.1	186,674	15.8
Total Commercial Litigation-Related	1,294,892	99.8	1,178,325	99.7
Consumer Litigation-Related:
Post-settlement consumer loans	2,860	0.2	3,130	0.3
Total Consumer Litigation-Related	2,860	0.2	3,130	0.3
Total Litigation-Related Loans	$1,297,752	100.0%	$1,181,455	100.0%

At June 30, 2026, our Litigation-Related loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $1.30 billion, or 68.2% of our total loan portfolio, compared to $1.18 billion, or 67.2% of our total loan portfolio at December 31, 2025. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $113.2 million and $924.0 million, respectively, at June 30, 2026.

Litigation-Related post-settlement consumer loans decreased $271 thousand to $2.9 million as of June 30, 2026, from $3.1 million as of December 31, 2025.

Debt Securities Portfolio. Securities available-for-sale decreased $6.4 million, or 2.6%, to $240.1 million at June 30, 2026 from $246.5 million at December 31, 2025, due to portfolio amortization of $34.4 million and increases in unrealized losses of $1.5 million, offset by securities purchases of $29.7 million. Securities held-to-maturity decreased $4.1 million, or 6.8%, to $56.1 million at June 30, 2026 from $60.2 million at December 31, 2025, driven by portfolio amortization.

Funding. Total deposits increased $116.7 million, or 5.7% to $2.18 billion at June 30, 2026 from $2.06 billion at December 31, 2025, primarily due to our focus on developing full service commercial banking relationships nationally with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals. Core deposits, which we define as total deposits excluding time deposits, totaled $2.17 billion at June 30, 2026, or 99.7% of total deposits, compared to $2.06 billion or 99.7% of total deposits at December 31, 2025. Litigation and payment processing deposits represent $1.86 billion, or 85.3%, of total deposits at June 30, 2026. Savings, NOW and money market deposits increased $141.4 million, or 9.6%, to $1.62 billion while noninterest bearing demand deposits decreased $24.3 million, or 4.2%, to $552.1 million at June 30, 2026.

Core commercial relationship banking clients in our two national verticals represent approximately 75% of our $2.18 billion deposit base at June 30, 2026. These relationship banking clients are derived from coupling lending facilities, payment processing, and other unique custodial banking needs with commercial cash management depository services. Our deposit strategy primarily focuses on developing full service commercial banking relationships with our clients through commercial lending facilities, payment processing, and other unique commercial cash management services in our two national verticals, rather than competing with other institutions on rate. Our longer duration interest on lawyer trust accounts (“IOLTA”), escrow and settlement deposits represent $1.31 billion, or 59.9%, of total deposits. As of June 30, 2026, uninsured deposits were $722.4 million, or 33%, of our total deposits, excluding $18.9 million of the Company’s deposits held at the Bank. Approximately 65% of our uninsured deposits represent clients with full commercial relationship banking with us (commercial loans, payment processing, and other commercial service-oriented relationships) including, but not limited to, law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of June 30, 2026, OBS sweep funds totaled approximately $1.03 billion, of which approximately $392.5 million, or 38.0%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our core low-cost deposit growth and OBS client funds continue to clearly demonstrate our highly efficient, full service commercial relationship and tech-enabled cash management platform.

At June 30, 2026, we had the ability to borrow, on a secured basis, up to $477.6 million from the Federal Home Loan Bank of New York and $45.0 million from the Federal Reserve Bank of New York discount window. At June 30, 2026, we also had $29.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No borrowing amounts were outstanding during the second quarter of 2026. Historically, we have not leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $24.3 million to $313.9 million at June 30, 2026, from $289.6 million at December 31, 2025, primarily due to net income of $25.2 million, and amortization of share-based compensation of $3.7 million, partially offset by dividends declared to common stockholders of $3.5 million and other comprehensive loss of $1.3 million, as unrealized losses on our securities available-for-sale increased due to fluctuations in short-term market interest rates.

Asset Quality. Nonperforming assets totaled $5.1 million as of June 30, 2026, and consisted of one multifamily loan totaling $4.4 million and of one commercial loan (a small business merchant uncorrelated to our primary commercial litigation lending platform and other commercial loans) totaling $736 thousand. Nonperforming assets totaled $8.6 million as of December 31, 2025.  During the current quarter, we placed a multifamily loan on nonaccrual totaling $4.4 million, net of a $1.6 million charge-off. In the prior quarter, we foreclosed on the property securing a nonaccrual multifamily loan (totaling $7.8 million), recorded it as OREO, recorded a charge-off totaling $3.2 million (consisting of principal and certain costs to perfect its lien), and sold the OREO to an unrelated third party. We had no exposure to commercial office space, no construction loans, and $13.7 million in performing loans to the hospitality industry. The allowance for credit losses was $24.7 million, or 1.30% of total loans, as of June 30, 2026, as compared to $24.0 million, or 1.37% of total loans at December 31, 2025. Based on management’s evaluation of current credit risk in our commercial real estate and commercial portfolios, management believes the allowance for credit losses is adequate at June 30, 2026.

At June 30, 2026, there were no special mention loans and $5.1 million in substandard loans, compared to $12.3 million and $8.6 million, special mention and substandard loans, respectively, as of December 31, 2025. The $12.3 million decrease in special mention balances relates to the above mentioned multifamily loan that was placed on nonaccrual and classified as substandard during the current quarter as well as a commercial loan that paid off. The ratio of nonperforming loans to total loans and total assets was 0.27% and 0.20%, respectively, as of June 30, 2026, as compared to 0.49% and 0.36%, respectively, as of December 31, 2025. The allowance for credit losses to nonperforming loans was 481% as of June 30, 2026, as compared to 280% as of December 31, 2025.

From a credit risk management perspective, the combined multifamily and CRE portfolio, excluding one multifamily nonaccrual loan, totaled $524.6 million and has a current weighted average debt service coverage ratio (“DSCR”) and an original loan-to value (“LTV”) (defined as unpaid principal balance as of June 30, 2026 divided by appraised value at origination) of approximately 1.67 and 54%, respectively.

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

	Three Months Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,876,857	$36,417	7.78%	$1,462,401	$28,762	7.89%
Securities, includes restricted stock	322,761	3,046	3.79%	332,965	3,127	3.77%
Interest earning cash and other	205,031	1,838	3.60%	151,915	1,647	4.35%
Total interest earning assets	2,404,649	41,301	6.89%	1,947,281	33,536	6.91%

NONINTEREST EARNING ASSETS	80,188			69,289

TOTAL AVERAGE ASSETS	$2,484,837			$2,016,570

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,571,288	$5,502	1.40%	$1,178,058	$4,225	1.44%
Time deposits	6,415	50	3.13%	6,037	56	3.72%
Total interest bearing deposits	1,577,703	5,552	1.41%	1,184,095	4,281	1.45%
Borrowings	42	1	9.55%	42	1	9.55%
Total interest bearing liabilities	1,577,745	5,553	1.41%	1,184,137	4,282	1.45%

NONINTEREST BEARING LIABILITIES
Demand deposits	581,150			562,056
Other liabilities	20,752			15,902
Total noninterest bearing liabilities	601,902			577,958
Stockholders' equity	305,190			254,475

TOTAL AVG. LIABILITIES AND EQUITY	$2,484,837			$2,016,570
Net interest income		$35,748			$29,254
Net interest spread			5.48%			5.46%
Net interest margin			5.96%			6.03%
Deposits (including nonint. demand deposits)	$2,158,853	$5,552	1.03%	$1,746,151	$4,281	0.98%

	Six Months Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$1,824,222	$70,715	7.82%	$1,428,689	$55,572	7.84%
Securities, includes restricted stock	328,577	6,224	3.82%	330,416	6,169	3.77%
Interest earning cash and other	190,729	3,395	3.59%	153,831	3,308	4.34%
Total interest earning assets	2,343,528	80,334	6.91%	1,912,936	65,049	6.86%

NONINTEREST EARNING ASSETS	77,438			65,107

TOTAL AVERAGE ASSETS	$2,420,966			$1,978,043

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,515,446	$10,459	1.39%	$1,156,200	$8,009	1.40%
Time deposits	7,277	117	3.24%	8,409	175	4.20%
Total interest bearing deposits	1,522,723	10,576	1.40%	1,164,609	8,184	1.42%
Borrowings	206	6	5.87%	43	2	9.38%
Total interest bearing liabilities	1,522,929	10,582	1.40%	1,164,652	8,186	1.42%

NONINTEREST BEARING LIABILITIES
Demand deposits	579,183			548,693
Other liabilities	19,038			16,519
Total noninterest bearing liabilities	598,221			565,212
Stockholders' equity	299,816			248,179

TOTAL AVG. LIABILITIES AND EQUITY	$2,420,966			$1,978,043
Net interest income		$69,752			$56,863
Net interest spread			5.51%			5.44%
Net interest margin			6.00%			5.99%
Deposits (including nonint. demand deposits)	$2,101,906	$10,576	1.01%	$1,713,302	$8,184	0.96%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026 vs. 2025			2026 vs. 2025
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$8,047	$(392)	$7,655	$15,335	$(192)	$15,143
Securities, includes restricted stock	(95)	14	(81)	(33)	88	55
Interest earning cash and other	512	(321)	191	714	(627)	87
Total interest income	8,464	(699)	7,765	16,016	(731)	15,285

Interest paid on:
Savings, NOW, money market deposits	1,376	(99)	1,277	2,479	(29)	2,450
Time deposits	4	(10)	(6)	(22)	(36)	(58)
Total deposits	1,380	(109)	1,271	2,457	(65)	2,392
Borrowings	—	—	—	5	(1)	4
Total interest expense	1,380	(109)	1,271	2,462	(66)	2,396
Change in net interest income	$7,084	$(590)	$6,494	$13,554	$(665)	$12,889

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General.  Net income increased $1.1 million, or 9.2%, to $13.0 million for the three months ended June 30, 2026 from $11.9 million for the three months ended June 30, 2025. The increase resulted from a $6.5 million increase in net interest income, partially offset by a $4.0 million increase in noninterest expense, and a $1.8 million increase in income tax expense.

Net Interest Income.  Net interest income increased $6.5 million, or 22.2%, to $35.7 million for the three months ended June 30, 2026 from $29.3 million for the three months ended June 30, 2025, due to a $7.8 million increase in interest income, partially offset by a $1.3 million increase in interest expense.

Our net interest margin of 5.96% decreased 7 basis points from the comparable period in 2025, primarily due to a $53.1 million increase in average interest earning cash balances to $205.0 million in the current quarter coupled with decreases in short-term market interest rates over the same period. Average loan yields decreased 11 basis points to 7.78%, primarily due to our litigation related loan yields, while average loans increased $414.5 million, or 28.3%, to $1.88 billion, with average litigation related loan growth totaling $405.7 million, or 46.1%. Average securities decreased $10.2 million, or 3.1%, to $322.8 million with yields remaining relatively flat at 3.79%. Average deposits increased $412.7 million, or 23.6%, to $2.16 billion, led by increases in litigation related escrow or IOLTA, commercial money market, and noninterest bearing commercial demand deposits totaling $297.5 million, $90.0 million, and $19.1 million, respectively. Our cost of deposits, including noninterest bearing demand deposits, increased 5 basis points to 1.03% due to changes in deposit composition.

Interest Income.  Interest income increased $7.8 million, or 23.2%, to $41.3 million for the three months ended June 30, 2026 from $33.5 million for the three months ended June 30, 2025 and was attributable to increases in income on loans and interest earning cash, offset slightly by a decrease in securities income.

Loan interest income increased $7.7 million, or 26.6%, to $36.4 million for the three months ended June 30, 2026 from $28.8 million for the three months ended June 30, 2025. This increase was attributable to a $414.5 million, or 28.3%, increase in the average loan balance primarily due to commercial loan growth focused in our higher yielding law firm commercial loans that grew $405.7 million, or 46.1%, supporting total loan yields of 7.78%. The increase in loan interest income was driven by an increase of $8.0 million related to growth in average loan volumes, led by litigation related commercial growth, offset by $392 thousand due to a decrease in average loan rates. Overall, the commercial loan portfolio average balance increased $354.5 million to $1.33 billion, driving average commercial loan yields to 8.77% for the three months ended June 30, 2026.

Securities interest income decreased $81 thousand, or 2.6%, to $3.0 million in the current quarter with a $95 thousand decrease attributable to average volume decreases, offset by an increase of $14 thousand attributable to increases in average rate. Average securities decreased $10.2 million, or 3.1%, to $322.8 million with a securities to assets ratio of 12% at June 30, 2026.

Income on interest earning cash increased $191 thousand to $1.8 million for the three months ended June 30, 2026 with a $512 thousand increase attributable to average volume increases (funded with core deposits), offset by a $321 thousand decrease due to decreases in short-term rates. Average interest earning cash balances increased $53.1 million, or 35.0%, to $205.0 million.

Interest Expense.  Interest expense increased $1.3 million, or 29.7%, to $5.6 million for the three months ended June 30, 2026 from $4.3 million for the three months ended June 30, 2025, with $1.4 million attributable to increases in average deposit balances (primarily commercial money market and litigation related escrow or IOLTA), offset by a decrease of $109 thousand attributable to decreases in rate (primarily money market). Average deposits increased $412.7 million, or 23.6%, to $2.16 billion, led by increases in litigation related escrow or IOLTA, commercial money market, and noninterest bearing demand deposits totaling $297.5 million, $90.0 million, and $19.1 million, respectively.

Provision for Credit Losses.  Our provision for credit losses was $2.9 million for the three months ended June 30, 2026, a decrease of $625 thousand from the $3.5 million provision for the three months ended June 30, 2025, primarily due to management’s revaluation of credit risk in our loan portfolio subsequent to certain charge-offs and related credit downgrades in both quarters, offset by provisioning for primarily commercial loan growth. During the current quarter, a $4.4 million multifamily loan, net of a $1.6 million charge-off, that was reported as criticized in prior periods was placed on nonaccrual. As of June 30, 2026, our allowance to loans ratio was 1.30%, consistent with the prior year quarter. Based on management’s evaluation of current credit risk in our commercial real estate and commercial portfolios, management believes the allowance for credit losses is adequate at June 30, 2026.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Payment processing fees:
Payment processing income	$4,950	$4,950	$—	—%
ACH income	176	157	19	12.1
Total payment processing fees	5,126	5,107	19	0.4
Customer related fees, service charges and other:
Administrative service income	1,092	643	449	69.8
Gain on equity investment	—	432	(432)	(100.0)
Other	165	395	(230)	(58.2)
Total customer related fees, service charges and other	1,257	1,470	(213)	(14.5)
Total noninterest income	$6,383	$6,577	$(194)	(2.9)%

Payment processing income was $5.1 million for the quarter ended June 30, 2026, consistent with the same period in 2025. Growth in payment processing income has been muted, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the credit and debit card processing platform increased $432.6 million, or 4.3%, to $10.6 billion while transactions volume totaled 152.6 million for the quarter ended June 30, 2026. We continue to focus on the expansion of merchant sales channels through our current and future ISOs, new merchant originations, active management of our merchant risk profiles, and by expanding our technology and other resources in the payment vertical. The Company utilizes proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across 93,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for $10.6 billion in volume across 152.6 million transactions in the current quarter. ASP fees increased $449 thousand, or 69.8%, to $1.1 million for the quarter ended June 30, 2026, and are directly impacted by the average balances of OBS sweep funds as well as current short-term market interest rates. OBS sweep funds totaled $1.03 billion at June 30, 2026, demonstrating our highly efficient, full service commercial relationships and tech-enabled cash management platform. Other income decreased $230 thousand, or 58.2%, to $165 thousand due to decreases in loan and other banking fees. During the second quarter 2025, we recognized a $432 thousand gain on the sale of a fintech investment.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$12,605	$10,216	$2,389	23.4%
Occupancy and equipment	1,344	1,168	176	15.1
Professional and consulting services	1,038	1,291	(253)	(19.6)
FDIC and regulatory assessments	327	293	34	11.6
Advertising and marketing	1,004	811	193	23.8
Travel and business relations	271	303	(32)	(10.6)
Data processing	2,403	2,060	343	16.7
Merger expenses	1,070	—	1,070	NA
Other operating expenses	1,043	920	123	13.4
Total noninterest expense	$21,105	$17,062	$4,043	23.7%

Employee compensation and benefits costs increased $2.4 million, or 23.4%, primarily due to increases in year-end salaries, staffing, stock grants and related stock-based compensation, regional business development officer (“BDO”) incentive pay (sales commissions) and year-end bonus accruals. The increase in BDO incentive pay is directly correlated to our litigation related/commercial loan and related core commercial deposit growth, attracting full-service commercial banking clients nationally. In connection with the announced merger with Signature, we incurred merger related costs (advisory, legal, accounting, valuation, and other professional or consulting fees, and general administrative costs) of $1.1 million in the second quarter of 2026. Data processing costs increased $343 thousand due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Advertising and marketing costs increased $193 thousand, as we continued to grow our brand, targeting digital marketing platform, and expand our thought leadership in our national verticals. Occupancy and equipment costs increased $176 thousand due to costs associated with the operation of our Los Angeles branch which opened in late 2025.

Income Tax Expense.  We recorded income tax expense of $5.1 million for the three months ended June 30, 2026, reflecting an effective tax rate of 28.4%, compared to $3.4 million, or 22.0%, for the three months ended June 30, 2025. The increase was primarily due to certain discrete tax benefits related to share-based compensation in the prior year quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General.  Net income increased $1.9 million, or 8.1%, to $25.2 million for the six months ended June 30, 2026 from $23.3 million for the six months ended June 30, 2025. The increase resulted from a $12.9 million increase in net interest income, partially offset by a $8.0 million increase in noninterest expense, and a $2.6 million increase in income tax expense.

Net Interest Income.  Net interest income increased $12.9 million, or 22.7%, to $69.8 million for the six months ended June 30, 2026 from $56.9 million for the six months ended June 30, 2025, due to a $15.3 million increase in interest income, partially offset by a $2.4 million increase in interest expense.

Our net interest margin of 6.00% increased 1 basis point from the comparable period in 2025, primarily due to growth in higher yielding commercial loan production nationally. Average loan yields decreased 2 basis points to 7.82%, while average loans increased $395.6 million, or 27.7%, to $1.82 billion, with average litigation related loan growth totaling $380.3 million, or 44.5%. Average securities decreased $1.8 million to $328.6 million with yields increasing 5 basis points to 3.82%. Average deposits increased $388.6 million, or 22.7%, to $2.10 billion, led by increases in litigation related escrow or IOLTA, commercial money market, and noninterest bearing commercial demand deposits totaling $256.9 million, $92.8 million, and $30.5 million, respectively. Our cost of deposits, including noninterest bearing demand deposits, increased 5 basis points to 1.01% due to changes in deposit composition.

Interest Income.  Interest income increased $15.3 million, or 23.5%, to $80.3 million for the six months ended June 30, 2026 from $65.0 million for the six months ended June 30, 2025 and was primarily attributable to increases in income on loans.

Loan interest income increased $15.1 million, or 27.2%, to $70.7 million for the six months ended June 30, 2026 from $55.6 million for the six months ended June 30, 2025. This increase was attributable to a $395.6 million, or 27.7%, increase in the average loan balance primarily due to commercial loan growth focused in our higher yielding law firm commercial loans that grew $380.3 million, or 44.5%, supporting total loan yields of 7.82%. The increase in loan interest income was driven by an increase of $15.3 million related to growth in average loan volumes, led by litigation related commercial growth, offset by $192 thousand due to a decrease in average loan rates. Overall, the commercial loan portfolio average balance increased $339.1 million to $1.29 billion, driving average commercial loan yields to 8.85% for the six months ended June 30, 2026.

Securities interest income increased $55 thousand, or 0.9%, to $6.2 million for the six months ended June 30, 2026, with an $88 thousand increase attributable to average rate increases, offset by a decrease of $33 thousand attributable to decreases in average balances. Average securities decreased $1.8 million, or 0.6%, to $328.7 million with a securities to assets ratio of 12% at June 30, 2026.

Income on interest earning cash increased $87 thousand to $3.4 million for the six months ended June 30, 2026 with a $714 thousand increase attributable to average volume increases (funded with core deposits), offset by a $627 thousand decrease due to decreases in short-term rates. Average interest earning cash balances increased $36.9 million, or 24.0%, to $190.7 million.

Interest Expense.  Interest expense increased $2.4 million, or 29.3%, to $10.6 million for the six months ended June 30, 2026 from $8.2 million for the six months ended June 30, 2025, with $2.5 million attributable to increases in average deposit balances (primarily commercial money market and litigation related escrow or IOLTA), offset by a decrease of $66 thousand attributable to decreases in rate (primarily money market). Average deposits increased $388.6 million, or 22.7%, to $2.10 billion, led by increases in litigation related escrow or IOLTA, commercial money market, and noninterest bearing demand deposits totaling $256.9 million, $92.8 million, and $30.5 million, respectively.

Provision for Credit Losses.  Our provision for credit losses was $5.6 million for the six months ended June 30, 2026, an increase of $575 thousand from the $5.0 million provision for the six months ended June 30, 2025, primarily due to management’s revaluation of credit risk in our loan portfolio subsequent to certain charge-offs and related credit downgrades in both periods, offset by provisioning for primarily commercial loan growth. In 2026, there were $4.7 million in charge-offs related to two multifamily loans to the same sponsor. As of June 30, 2026, our allowance to loans ratio was 1.30%. Based on management’s evaluation of current credit risk in our commercial real estate and commercial portfolios, management believes the allowance for credit losses is adequate at June 30, 2026.

Noninterest Income.  Noninterest income information is as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$9,920	$9,700	$220	2.3%
ACH income	349	319	30	9.4
Total payment processing fees	10,269	10,019	250	2.5
Customer related fees, service charges and other:
Administrative service income	2,229	1,523	706	46.4
Gain on equity investment	—	432	(432)	(100.0)
Other	340	754	(414)	(54.9)
Total customer related fees, service charges and other	2,569	2,709	(140)	(5.2)
Total noninterest income	$12,838	$12,728	$110	0.9%

Payment processing income was $10.3 million for the six months ended June 30, 2026, an increase of $250 thousand from the same period in 2025. Growth in payment processing income has been muted, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the credit and debit card processing platform increased $854.3 million, or 4.4%, to $20.2 billion while transactions volume totaled 289.9 million for the six months ended June 30, 2026. ASP fees increased $706 thousand, or 46.4%, to $2.2 million for the six months ended June 30, 2026, and are directly impacted by the average balances of OBS sweep funds as well as current short-term market interest rates. During the second quarter 2025, we recognized a $432 thousand gain on the sale of a fintech investment.

Noninterest Expense.  Noninterest expense information is as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$24,826	$20,281	$4,545	22.4%
Occupancy and equipment	2,600	2,300	300	13.0
Professional and consulting services	2,011	2,555	(544)	(21.3)
FDIC and regulatory assessments	630	563	67	11.9
Advertising and marketing	2,002	1,662	340	20.5
Travel and business relations	577	609	(32)	(5.3)
Data processing	4,772	3,980	792	19.9
Merger Expenses	2,342	—	2,342	NA
Other operating expenses	2,002	1,860	142	7.6
Total noninterest expense	$41,762	$33,810	$7,952	23.5%

Employee compensation and benefits costs increased $4.5 million, or 22.4%, primarily due to increases in year-end salaries, stock grants and related stock-based compensation, staffing, regional BDO incentive pay (sales commissions), and year-end bonus accruals. The increase in BDO incentive pay is directly correlated to our litigation related/commercial loan and related core commercial deposit growth, attracting full-service commercial banking clients nationally. Due to the departure of two board members for personal reasons in the first quarter of 2026, we incurred compensation charges related to accelerated stock grant expense totaling $398 thousand. In connection with  the Signature merger, we incurred merger related costs (advisory, legal, accounting, valuation, and other professional or consulting fees, as well as general administrative costs) of $2.3 million for the six months ended June 30, 2026. Data processing costs increased $792 thousand due to increases in core banking processing volumes and the continued implementation/improvement of technology supporting client relationships and lead acquisition initiatives (CRM platform, digital marketing, business development, and lending) as well as overall risk management across all platforms. Advertising and marketing costs increased $340 thousand, as we continued to grow our brand, targeting digital marketing platform, and expand our thought leadership in our national verticals. Occupancy and equipment costs increased $300 thousand primarily due to costs associated with the operation of our Los Angeles branch which opened in late 2025.

Income Tax Expense.  We recorded income tax expense of $10.0 million for the six months ended June 30, 2026, reflecting an effective tax rate of 28.5%, compared to $7.5 million, or 24.3%, for the six months ended June 30, 2025. The increase was primarily due to certain discrete tax benefits related to share-based compensation in the prior year period.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning June 30, 2026.

	June 30,
	2026
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$196,990	$36,706
200	183,715	23,431
100	171,242	10,958
0	160,284	—
-100	150,518	(9,766)
-200	140,421	(19,863)
-300	130,166	(30,118)

Economic Value of Equity Simulation.  We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of OBS contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at June 30, 2026.

	June 30,
	2026
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$619,079	$101,261
200	588,510	70,692
100	554,983	37,165
0	517,818	—
-100	473,818	(44,000)
-200	423,354	(94,464)
-300	366,684	(151,134)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $242.2 million.

At June 30, 2026, through pledging of our securities and certain loans, we had the ability to borrow, on a secured basis, up to $477.6 million from the FHLB of New York and $45.0 million from the FRB of New York discount window. At June 30, 2026, we also had $29.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. No amounts were outstanding on any of the aforementioned lines as of June 30, 2026.

At June 30, 2026, our OBS sweep funds totaled $1.03 billion, of which $392.5 million, or 38.0%, was available to be swept on balance sheet as reciprocal client deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.19 billion at June 30, 2026, or 54% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other then as follows. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB, FRB, correspondent bank lines or through reciprocal deposits.

Esquire Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. At June 30, 2026, Esquire Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Esquire Bank.

		For Capital Adequacy
		Purposes
		Minimum Capital with	Actual
	“Well Capitalized”	Conservation Buffer	At June 30, 2026
Total Risk-based Capital Ratio
Bank	10.00%	10.50%	15.49%

Tier 1 Risk-based Capital Ratio
Bank	8.00%	8.50%	14.24%

Common Equity Tier 1 Capital Ratio
Bank	6.50%	7.00%	14.24%

Tier 1 Leverage Ratio
Bank	5.00%	4.00%	11.68%

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2026, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes in the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the three months ended June 30, 2026 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2026 through April 30, 2026	—	$—	—	257,694
May 1, 2026 through May 31, 2026	—	—	—	257,694
June 1, 2026 through June 30, 2026	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended June 30, 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share
April 1, 2026 through April 30, 2026	—	$—
May 1, 2026 through May 31, 2026	—	—
June 1, 2026 through June 30, 2026	1,340	114.71

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the second quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: August 10, 2026	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: August 10, 2026	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer