Form 10-Q
period 2026-09-30
Esquire Financial Holdings, Inc.
filed 2026-11-09
CIK 1531031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

YES  ☐    NO  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2026, there were 12,164,607 outstanding shares of the issuer’s common stock.

Esquire Financial Holdings, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets:
Cash and cash equivalents	$471,501	$235,887
Securities available-for-sale, at fair value	458,672	246,505
Securities held-to-maturity, at cost (fair value of $46,942 and $55,500, respectively)	53,997	60,193
Securities, restricted, at cost	9,506	3,173

Loans held for investment	3,425,537	1,758,427
Less: allowance for credit losses	(44,677)	(24,022)
Loans, net of allowance	3,380,860	1,734,405
Other real estate owned ("OREO")	1,000	—
Premises and equipment, net	3,769	4,379
Accrued interest receivable	21,589	12,640
Goodwill	246,883	—
Core deposit intangible	47,499	—
Other assets	110,129	68,479
Total assets	$4,805,405	$2,365,661

Liabilities:
Deposits:
Demand	$1,110,420	$576,455
Savings, NOW and money market	2,804,272	1,480,380
Time	63,198	6,172
Total deposits	3,977,890	2,063,007

Federal Home Loan Bank advances	2,191	—
Subordinated notes	7,000	—
Accrued expenses and other liabilities	31,709	13,056
Total liabilities	4,018,790	2,076,063

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 15,000,000 shares; 12,317,504 and 8,708,923 shares issued, respectively; and 12,159,646 and 8,552,405 shares outstanding, respectively	123	87
Additional paid-in capital	582,411	109,889
Retained earnings	234,551	197,787
Accumulated other comprehensive loss	(20,641)	(8,489)
Treasury stock at cost (157,858 and 156,518 shares, respectively)	(9,829)	(9,676)
Total stockholders’ equity	786,615	289,598
Total liabilities and stockholders’ equity	$4,805,405	$2,365,661

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans held for investment	$55,207	$30,839	$125,922	$86,411
Securities, includes restricted stock	4,884	3,244	11,108	9,413
Interest earning cash and other	3,047	2,048	6,442	5,356
Total interest income	63,138	36,131	143,472	101,180

Interest expense:
Savings, NOW and money market deposits	9,132	4,739	19,591	12,748
Time deposits	417	52	534	227
Borrowings	83	1	89	3
Total interest expense	9,632	4,792	20,214	12,978

Net interest income	53,506	31,339	123,258	88,202
Provision for credit losses	1,800	1,750	7,400	6,775
Net interest income after provision for credit losses	51,706	29,589	115,858	81,427

Noninterest income:
Payment processing fees	5,444	5,069	15,713	15,088
Administrative service income	1,052	731	3,281	2,254
Customer related fees, service charges and other	1,389	433	1,729	1,619
Total noninterest income	7,885	6,233	20,723	18,961

Noninterest expense:
Employee compensation and benefits	15,958	10,852	40,784	31,133
Occupancy and equipment	1,568	1,153	4,168	3,453
Professional and consulting services	1,316	1,471	3,327	4,026
FDIC and regulatory assessments	491	284	1,121	847
Advertising and marketing	1,164	974	3,166	2,636
Travel and business relations	475	488	1,052	1,097
Data processing	2,899	2,272	7,671	6,252
Merger expenses	8,887	210	11,229	210
Amortization of core deposit intangible	1,827	—	1,827	—
Other operating expenses	1,382	656	3,384	2,516
Total noninterest expense	35,967	18,360	77,729	52,170

Net income before income taxes	23,624	17,462	58,852	48,218
Income tax expense	6,142	3,405	16,181	10,864

Net income	$17,482	$14,057	$42,671	$37,354

Earnings per share
Basic	$1.65	$1.74	$4.71	$4.65
Diluted	$1.57	$1.62	$4.48	$4.32

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,482	$14,057	$42,671	$37,354
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on securities available-for-sale	(14,872)	1,930	(16,360)	6,779
Tax effect	4,015	(512)	4,208	(1,993)
Total other comprehensive (loss) income	(10,857)	1,418	(12,152)	4,786
Total comprehensive income	$6,625	$15,475	$30,519	$42,140

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2026	—	8,649,400	$—	$88	$113,872	$219,503	$(9,784)	$(9,829)	$313,850
Net income	—	—	—	—	—	17,482	—	—	17,482
Other comprehensive loss	—	—	—	—	—	—	(10,857)	—	(10,857)
Exercise of stock options, net of repurchases (5,763 shares)	—	60,991	—	1	773	—	—	—	774
Stock compensation expense	—	—	—	—	1,735	—	—	—	1,735
Cash dividends declared to common stockholders ($0.20 per share)	—	—	—	—	—	(2,434)	—	—	(2,434)
Issuance of common stock for Merger with Signature	—	3,449,255	—	34	445,679	—	—	—	445,713
Fair value of replacement stock options attributable to Signature Merger	—	—	—	—	20,352	—	—	—	20,352
Balance at September 30, 2026	—	12,159,646	$—	$123	$582,411	$234,551	$(20,641)	$(9,829)	$786,615

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at July 1, 2025	—	8,499,559	$—	$86	$106,811	$173,266	$(10,919)	$(5,688)	$263,556
Net income	—	—	—	—	—	14,057	—	—	14,057
Other comprehensive income	—	—	—	—	—	—	1,418	—	1,418
Exercise of stock options, net of repurchases (7,738 shares)	—	68,624	—	1	394	—	—	—	395
Restricted stock forfeitures	—	(2,692)	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,303	—	—	—	1,303
Cash dividends declared to common stockholders ($0.175 per share)	—	—	—	—	—	(1,502)	—	—	(1,502)
Balance at September 30, 2025	—	8,565,491	$—	$87	$108,508	$185,821	$(9,501)	$(5,688)	$279,227

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2026	—	8,552,405	$—	$87	$109,889	$197,787	$(8,489)	$(9,676)	$289,598
Net income	—	—	—	—	—	42,671	—	—	42,671
Other comprehensive loss	—	—	—	—	—	—	(12,152)	—	(12,152)
Exercise of stock options, net of repurchases (17,770 shares)	—	141,400	—	2	1,034	—	—	—	1,036
Restricted stock grants	—	17,926	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	5,457	—	—	—	5,457
Cash dividends declared to common stockholders ($0.60 per share)	—	—	—	—	—	(5,907)	—	—	(5,907)
Shares received related to tax withholding	—	(1,340)	—	—	—	—	—	(153)	(153)
Issuance of common stock for Merger with Signature	—	3,449,255	—	34	445,679	—	—	—	445,713
Fair value of replacement stock options attributable to Signature Merger	—	—	—	—	20,352	—	—	—	20,352
Balance at September 30, 2026	—	12,159,646	$—	$123	$582,411	$234,551	$(20,641)	$(9,829)	$786,615

							Accumulated
					Additional		other		Total
	Preferred	Common	Preferred	Common	paid-in	Retained	comprehensive	Treasury	stockholders'
	shares	shares	stock	stock	capital	earnings	loss	stock	equity
Balance at January 1, 2025	—	8,354,753	$—	$85	$104,052	$152,932	$(14,287)	$(5,688)	$237,094
Net income	—	—	—	—	—	37,354	—	—	37,354
Other comprehensive income	—	—	—	—	—	—	4,786	—	4,786
Exercise of stock options, net of repurchases (23,765 shares)	—	177,804	—	2	873	—	—	—	875
Restricted stock grants, net of forfeitures (2,692 shares)	—	32,934	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,583	—	—	—	3,583
Cash dividends declared to common stockholders ($0.525 per share)	—	—	—	—	—	(4,465)	—	—	(4,465)
Balance at September 30, 2025	—	8,565,491	$—	$87	$108,508	$185,821	$(9,501)	$(5,688)	$279,227

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$42,671	$37,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,400	6,775
Depreciation of premises and equipment	1,110	849
Stock compensation expense	5,457	3,583
Gain on equity investment	—	(432)
Net amortization (accretion):
Securities	285	357
Loans	(842)	(80)
Right of use asset	930	563
Software	1,420	1,351
Core deposit intangible	1,827	—
Changes in other assets and liabilities:
Accrued interest receivable	(2,320)	(1,565)
Other assets	(12,947)	(8,812)
Operating lease liability	(1,167)	(670)
Accrued expenses and other liabilities	3,403	3,774
Net cash provided by operating activities	47,227	43,047
Cash flows from investing activities:
Net change in loans	(289,618)	(156,514)
Purchases of securities available-for-sale	(276,678)	(38,471)
Proceeds from sales of securities available-for-sale	340,036	—
Principal repayments on securities available-for-sale	51,024	30,712
Principal repayments on securities held-to-maturity	6,126	6,296
Purchases of securities, restricted	(5,444)	(139)
Redemption of securities, restricted	969	—
Proceeds from equity investment	—	1,232
Purchase of equity investment	—	(700)
Purchases of premises and equipment	(500)	(2,821)
Development of capitalized software	(1,276)	(2,064)
Cash acquired in Merger, net of cash consideration paid	104,758	—
Net cash used in investing activities	(70,603)	(162,469)
Cash flows from financing activities:
Net increase in deposits	263,789	237,204
Decrease in borrowings	(2)	(2)
Exercise of stock options, net of repurchases	1,036	875
Tax withholding payments for vested equity awards	(153)	—
Cash dividends paid to common stockholders	(5,680)	(4,225)
Net cash provided by financing activities	258,990	233,852
Increase in cash and cash equivalents	235,614	114,430
Cash and cash equivalents at beginning of the period	235,887	126,329
Cash and cash equivalents at end of the period	$471,501	$240,759

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,641	$12,980
Taxes	10,463	15,835
Noncash transactions:
Dividends declared but not paid	227	240
Securities purchased but not yet settled	—	(9,129)

Supplemental disclosures of noncash activities:
Merger (See Note 2 - Business Combination):
Fair value of non-cash assets acquired	$2,037,783	$—
Fair value of liabilities assumed	1,676,476	—

See accompanying notes to interim consolidated financial statements.

ESQUIRE FINANCIAL HOLDINGS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Interim Consolidated Financial Statements include the accounts of Esquire Financial Holdings, Inc. (“Esquire”) and its wholly owned subsidiary, Esquire Bank, N.A. (“Esquire Bank” or the “Bank”), collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. On August 1, 2026 (the “merger-date”), the Company completed its merger (the “Merger”) with Signature Bancorporation, Inc., the parent company of Signature Bank of Chicago (collectively “Signature”). See Note 2, “Business Combination,” for the transaction details.

The accompanying unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the Interim Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2025 and 2024. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

Business Combinations Policy

The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired and liabilities assumed are recognized at their merger-date fair values, except for items subject to specific recognition or measurement exceptions under U.S. GAAP, including acquired-loan allowances for credit losses, income taxes and share-based payment awards. Goodwill is the excess of consideration transferred over the recognized amounts of identifiable net assets acquired. For items whose initial accounting is incomplete, provisional amounts may be adjusted during the measurement period as information about facts and circumstances existing at the merger-date becomes available. The measurement period ends when the necessary information is obtained, or when the Company determines that additional information is not obtainable, and may not exceed one year from the merger-date. Merger-related costs are expensed as incurred.

Goodwill Policy

Goodwill is not amortized but is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company has selected October 31 as its annual goodwill impairment testing date. The Company has determined that it has one reporting unit for purposes of evaluating goodwill for impairment.

The Company may first perform a qualitative assessment to determine whether a quantitative impairment test is necessary. Factors considered include economic, industry and market conditions, overall financial performance, changes in expected operating results, and sustained declines in the Company’s stock price. If the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, or if the Company elects to bypass the qualitative impairment test, a quantitative test is performed.

Under the quantitative impairment test, the reporting unit’s fair value is compared with its carrying amount, including goodwill. An impairment loss is recognized for the amount by which the carrying amount exceeds fair value, limited to the carrying amount of goodwill allocated to the reporting unit.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the Consolidated Financial Statements.

Change in Allowance Methodology

During the quarter ended September 30, 2026, the Company changed the methodology used to estimate the allowance for credit losses on its legacy Esquire loan portfolio from a static pool Weighted Average Remaining Maturity (“WARM”) methodology to a Discounted Cash Flow (“DCF”) methodology, effective August 1, 2026. The change was made in conjunction with the Company's merger with Signature and management's reassessment of the estimation methodology appropriate for the combined company on a prospective basis.

The DCF methodology replaces the historical loss rates used in the WARM methodology with peer-group loss history derived from FFIEC Call Report data for banks with comparable asset size and loan portfolio characteristics. Probabilities of default are developed from regression models that relate peer default rates to macroeconomic variables, principally the unemployment rate and gross domestic product, using Federal Open Market Committee forecasts. Loss given default is based on peer loss experience. The model projects loan-level contractual cash flows adjusted for prepayment and curtailment assumptions derived from industry benchmark data, probabilities of default, loss given default, and recovery timing of 24 months from charge-off (six months for consumer loans), and discounts expected cash flows at each loan's effective interest rate. Management determined that DCF better reflects the contractual cash-flow characteristics of the legacy Esquire portfolio and future new loans that will be originated under the combined company. The change does not indicate that the former methodology was inappropriate when previously applied.

Purchased seasoned loan pools from the Company's merger with Signature are closed pools. Loans originated after August 1, 2026 are evaluated in the DCF pools. The acquired pools are evaluated using a non-discounted expected cash flow methodology that uses the same assumptions as the DCF methodology but does not discount expected cash flows. Acquired loans were recorded at fair value, which includes a purchase discount. A discounted methodology would require an effective interest rate that equates each loan's expected cash flows to its purchase price. Measuring on the unpaid principal balance is consistent with how the merger-date allowance was determined under the gross-up approach. It also keeps the remaining noncredit discount, which is recognized in interest income, separate from the allowance.

Management concluded that the change reflects new information and changing risk characteristics of the loan portfolio resulting from the Company’s merger with Signature rather than a correction of an error or a change in accounting principle, which was accounted for as a change in accounting estimate, with prospective application beginning August 1, 2026. Prior-period amounts were not restated or presented on a pro forma basis for this change in accounting estimate. The methodology change resulted in no material impact to the allowance for credit losses and the related provision for credit losses in the current period.

Allowance for Credit Losses and Loans Held for Investment

The Company's loan portfolio consists of originated loans and loans acquired in connection with the Signature Merger completed on August 1, 2026. Acquired loans include purchased seasoned loans ("PSL") and purchased credit deteriorated loans ("PCD"). For originated loans evaluated collectively, the Company estimates expected credit losses using a discounted cash flow methodology that compares amortized cost with the present value of expected cash flows. For acquired PSL loans evaluated collectively, the Company uses a non-discounted expected cash flow methodology that measures expected losses without discounting. Both methodologies incorporate loan-level repayment projections, probabilities of default, loss-given-default assumptions, prepayments or curtailments, and reasonable and supportable economic forecasts. Qualitative adjustments address risks not sufficiently reflected in the quantitative estimates. Loans that do not share similar risk characteristics with other loans are evaluated individually, including the acquired PCD loans identified for individual evaluation.

The Company groups loans for collective evaluation based on similar risk characteristics, including loan or product type, collateral and occupancy characteristics, repayment source, and acquired-loan classification. Commercial and industrial lending distinguishes attorney lending from other commercial lending. Commercial real estate lending distinguishes owner-occupied from non-owner-occupied properties. These distinctions represent modeling pools within the Company’s six portfolio segments (which correspond to the six loan classes presented in Note 4). Other lending categories include multifamily, construction and land development, residential mortgage and home equity, and consumer lending, including post-settlement loans. Originated and acquired PSL pools are evaluated separately using the respective methodologies described above. The acquired PSL pools are closed to new loans. The Company reassesses whether loans continue to share similar risk characteristics and evaluates loans individually when they no longer share the characteristics of an applicable pool.

Acquired loans were evaluated as of the merger-date to determine whether they met the definition of purchased credit deteriorated loans. PCD loans were evaluated individually and accounted for under the gross-up approach. All acquired loans that did not meet the definition of PCD assets qualified as purchased seasoned loans and were accounted for under the gross-up approach prescribed by Accounting Standards Codification (“ASC”) 326 and Accounting Standards Update (“ASU”) 2025-08. The merger-date allowance components for PSL and PCD loans were reflected through purchase accounting and did not result in an initial provision for credit losses. The merger-date expected loss amount deemed uncollectible on the identified PCD loan was not recognized on the Company’s balance sheet. Subsequent changes in expected credit losses are recognized through provision for credit losses or a reversal of provision.

At September 30, 2026, acquired PSL loans had an amortized cost of $1.32 billion and an allowance for credit losses of $17.1 million, and acquired PCD loans had an amortized cost of $2.4 million with no allowance.

Please see "Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" for a discussion of areas in the accompanying unaudited Consolidated Financial Statements utilizing significant estimates.

Standards Adopted in 2026

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”. The ASU expands the use of the gross-up approach to include purchased seasoned loans, defined as loans (excluding credit cards) acquired without significant credit deterioration and deemed to be seasoned. Acquired non-PCD loans obtained through a business combination qualify as purchased seasoned loans, except for excluded asset types. For qualifying loans obtained outside a business combination or initially recognized through consolidation of a variable interest entity, the loan must be acquired more than 90 days after origination and the acquirer must not have been involved in its origination. The change is intended to reduce complexity and subjectivity in loan purchase transactions, and to reduce the risk of double counting expected credit losses that are already reflected in fair value determinations made at the time of the Merger. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods; early adoption is permitted. The Company adopted ASU 2025-08 effective January 1, 2026 and applied it prospectively to loans acquired on or after that date. The guidance was applied to qualifying loans acquired in the Signature Merger. See the acquired-loan accounting discussion above.

NOTE 2 — Business Combination

Signature Merger

On August 1, 2026, Esquire Financial Holdings, Inc. completed its Merger with Signature Bancorporation, Inc., the parent company of Signature Bank of Chicago, pursuant to the Agreement and Plan of Merger-dated March 11, 2026 (the “Merger Agreement”). At the closing, Esquire Merger Sub, Inc. merged with and into Signature Bancorporation, with Signature Bancorporation continuing as the surviving entity, and immediately thereafter, Signature Bancorporation merged with and into Esquire, with Esquire continuing as the surviving corporation. Signature Bank then merged with and into Esquire Bank, National Association, with Esquire Bank continuing as the surviving bank (collectively, the "Merger").

The Merger combines Esquire’s national litigation and payment-processing verticals with Signature’s established Chicago and Midwest commercial banking franchise. Management’s principal reasons for the Merger were to expand the Company’s presence in the Chicago and Midwest markets and combine the two companies’ commercial banking capabilities and customer relationships.

Each outstanding share of Signature common stock, was converted into the right to receive 2.671 shares of Esquire common stock, with cash paid in lieu of fractional shares. The Company issued 3.449 million shares of common stock to former Signature shareholders. The fair value of the common stock issued was based on the closing price of Esquire common stock on July 31, 2026.

Outstanding Signature stock options vested in connection with the Merger, were assumed by Esquire and were converted into options to purchase Esquire common stock in accordance with the Merger Agreement. These stock options were accounted for as modified awards as of the merger-date with the merger-date fair-value-based measure of the replacement awards totaling $21.4 million, of which, $20.3 million was attributable to pre-combination service and included in consideration transferred. The remaining $1.1 million was attributable to post-combination service and is being recognized as compensation expense over 4.8 years subsequent to the merger-date.

As of August 1, 2026
(Dollars in thousands, except share data)
Purchase Price Consideration
Signature common shares outstanding and exchanged	1,291,400
Final exchange ratio	2.671
Esquire common shares entitlement	3,449,329
Fractional shares subject to cash in lieu	(74)
Esquire common shares issued	3,449,255
Esquire closing share price on July 31, 2026	$129.22
Fair value of common stock issued	$445,713
Fair value of replacement stock options attributable to pre-combination service	20,352
Cash paid in lieu of fraction shares	9
Total purchase price consideration	$466,074

The Merger was accounted for as a business combination using the acquisition method of accounting, with Esquire identified as the accounting acquirer. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the merger-date. The following allocation is subject to refinement during the measurement period, which will not exceed one year from the merger-date, as the Company completes its valuation of loans, deposits, core deposit intangible, deferred taxes, contingencies, and other items. Measurement-period adjustments will be recognized in the period in which the adjustment amounts are determined, including the effect on earnings that would have been recognized if the accounting had been completed as of the merger-date.

As of August 1, 2026
(In thousands)
Total purchase price consideration	$466,074

Fair Value of Assets Acquired:
Cash and cash equivalents	104,767
Securities available-for-sale	343,124
Loans receivable, net	1,363,395
Core deposit intangible	49,326
Other assets	35,056
Total assets acquired	$1,895,668

Fair Value of Liabilities Assumed:
Deposits	1,651,095
Borrowings	9,191
Other liabilities	16,191
Total liabilities assumed	$1,676,477
Net assets acquired	$219,191
Goodwill recorded in Merger	$246,883

Goodwill of $246.9 million is not expected to be deductible for federal income tax purposes.

The following is a description of the valuation methodologies used to estimate the fair values of significant assets and liabilities presented above.

Loans – Merger-date fair values were estimated using discounted cash flow analyses incorporating contractual cash flows and market participant assumptions regarding prepayments, expected credit losses, recovery timing, servicing costs and discount rates.

Acquired loans are evaluated as of the merger-date to determine whether they have experienced more-than-insignificant deterioration in credit quality since origination and qualify as purchased financial assets with credit deterioration. The assessment considers credit quality at origination and Merger, including risk ratings, payment performance, nonaccrual status and borrower-specific information. All acquired non-PCD loans that meet the purchased seasoned loan criteria are classified as PSL. For both PCD assets and purchased seasoned loans, the merger-date allowance for credit losses is added to the allocated purchase price to establish the initial amortized cost basis, without an initial charge to provision for credit losses. Amounts deemed uncollectible at the merger-date are not recognized on the acquiree balance sheet. Subsequent changes in expected credit losses are recognized through provision for credit losses or a reversal of provision.

The Company estimates the allowance for acquired PSL loans evaluated collectively using a non-discounted expected cash flow methodology. Loan-level projections incorporate contractual repayment terms, expected prepayments or curtailments, probabilities of default, loss-given-default assumptions and reasonable and supportable economic forecasts. Unlike the discounted cash flow methodology applied to originated loan pools, expected losses on acquired PSL pools are measured without discounting. Acquired PCD loans that do not share similar risk characteristics with other loans are evaluated individually using borrower-specific expected collections and recovery information.

The noncredit discount is the excess of unpaid principal balance over the initial amortized cost basis after the allowance gross-up. The noncredit discount or premium is recognized in interest income using the applicable interest method, subject to the Company’s nonaccrual policy. The credit-related amount reflected in the initial allowance is not accreted into interest income.

PCD Loans
(In thousands)
Merger date purchase price	$2,467
Allowance for credit losses at merger-date(1)	2,433
Discount attributable to noncredit factors	100
Par value, or unpaid principal balance	$5,000

(1)	The merger-date allowance component represents the expected-loss estimate under the PCD gross-up model for an amount deemed uncollectible at the merger-date. The uncollectable loan balance was not reflected on the Company’s balance sheet.

Acquired PSL loans had a fair value of $1.36 billion and contractual principal of $1.40 billion at the merger-date. The Company’s best estimate of contractual cash flows not expected to be collected was $18.2 million, which was recognized as the initial allowance for credit losses on these loans.

Deposits – Demand, savings and time deposit fair values generally approximate carrying amounts.

Core deposit intangible - The core deposit intangible was valued using the income approach, specifically the cost savings method, incorporating assumptions about deposit attrition, alternative funding costs, servicing costs and discount rates. The intangible is amortized over an estimated useful life of 8 years using sum of the years digits amortization method, which reflects the pattern in which the economic benefits are expected to be consumed. Amortization expense is included in noninterest expense on the Consolidated Statements of Income. The gross carrying amount, accumulated amortization and net carrying amount at September 30, 2026 were $49.3 million, $1.8 million and $47.5 million, respectively. Amortization expense was $1.8 million for the three and nine months ended September 30, 2026.

Estimated future amortization period	Amount
(In thousands)
Remainder of 2026	$2,740
2027	10,391
2028	9,020
2029	7,650
2030	6,280
2031	4,910
Thereafter	6,508
Total	$47,499

Goodwill  - Residual after recognizing identifiable assets acquired and liabilities assumed at fair value.

The following table presents unaudited supplemental pro forma information as if the Merger had occurred on January 1, 2025. The unaudited pro forma information includes adjustments for (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans, (ii) the amortization of recognized intangible assets arising from the Merger, and (iii) the related estimated income tax effects. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger. As a result, actual amounts may be different from the unaudited pro forma information presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net interest income	$61,697	$53,189	$174,552	$153,333
Provision for credit losses	2,278	2,501	33,571	7,934
Non interest income	10,990	8,297	29,083	24,682
Non-interest expense	44,045	29,450	109,937	86,222
Income tax expense	7,514	8,417	17,136	23,900
Net income	18,850	21,119	42,991	59,959

NOTE 3 — Debt Securities

The following tables summarize the major categories of securities as of the dates indicated:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$92,051	$—	$(15,350)	$76,701
Collateralized mortgage obligations ("CMOs") – agency	394,896	13	(12,938)	381,971
Total available-for-sale	$486,947	$13	$(28,288)	$458,672

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$53,997	$—	$(7,055)	$46,942
Total held-to-maturity	$53,997	$—	$(7,055)	$46,942

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$97,697	$92	$(12,094)	$85,695
CMOs – agency	160,723	1,443	(1,356)	160,810
Total available-for-sale	$258,420	$1,535	$(13,450)	$246,505

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$60,193	$26	$(4,719)	$55,500
Total held-to-maturity	$60,193	$26	$(4,719)	$55,500

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

Concurrent with the Merger, the Company sold $340.0 million of securities available-for-sale, net of paydowns, acquired from Signature for the three and nine months ended September 30, 2026. There were no sales of securities during the three and nine months ended September 30, 2025. There was no recognized gain or loss on sale of securities for the three and nine months ended September 30, 2026 and 2025.

At September 30, 2026, securities having a fair value of $454.6 million were pledged to the Federal Home Loan Bank of New York (“FHLB NY”) for borrowing capacity totaling $425.1 million. At December 31, 2025, securities having a fair value of $252.4 million were pledged to the FHLB NY for borrowing capacity totaling $235.7 million.

At September 30, 2026, securities having a fair value of $43.3 million were pledged to the Federal Reserve Bank of New York (“FRB”) for borrowing capacity totaling $42.0 million. At December 31, 2025, securities having a fair value of $49.6 million were pledged to the FRB for borrowing capacity totaling $48.1 million.

The following table provides the gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$13,459	$(488)	$63,242	$(14,862)	$76,701	$(15,350)
CMOs – agency	367,269	(11,311)	7,616	(1,627)	374,885	(12,938)
Total available-for-sale	$380,728	$(11,799)	$70,858	$(16,489)	$451,586	$(28,288)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$5,469	$(142)	$41,473	$(6,913)	$46,942	$(7,055)
Total held-to-maturity	$5,469	$(142)	$41,473	$(6,913)	$46,942	$(7,055)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Securities available-for-sale:
Mortgage-backed securities – agency	$1,626	$(15)	$72,692	$(12,079)	$74,318	$(12,094)
CMOs – agency	—	—	20,400	(1,356)	20,400	(1,356)
Total available-for-sale	$1,626	$(15)	$93,092	$(13,435)	$94,718	$(13,450)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses

	(In thousands)
Securities held-to-maturity:
CMOs – agency	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)
Total held-to-maturity	$—	$—	$48,406	$(4,719)	$48,406	$(4,719)

Management evaluates securities available-for-sale in unrealized loss positions to determine whether the impairment is due to credit-related factors. Due to the decline in fair value being attributable to changes in interest rates, not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider the securities to be impaired at September 30, 2026.

As of September 30, 2026 and December 31, 2025, none of the Company’s available-for-sale securities were in an unrealized loss position due to credit, and therefore no allowance for credit losses on available-for-sale securities was required. Additionally, there was no allowance for credit losses on securities held-to-maturity due to the high credit quality composition consisting of issuances from government sponsored agencies as of September 30, 2026 and December 31, 2025.

Accrued interest receivable on securities totaling $2.0 million at September 30, 2026 and $1.1 million at December 31, 2025, was included in Accrued interest receivable in the Consolidated Statements of Financial Condition and excluded from amortized cost and estimated fair value in the tables above.

NOTE 4 — Loans

The composition of loans by class is summarized as follows:

	September 30,	December 31,
	2026	2025

	(In thousands)
Real estate:
Multifamily	$455,550	$372,800
Commercial real estate	534,084	107,293
1 – 4 family	42,101	9,835
Construction	99,286	—
Total real estate	1,131,021	489,928
Commercial	2,134,484	1,245,555
Consumer	159,698	22,762
Total loans held for investment	3,425,203	1,758,245
Deferred origination costs, net of fees	334	182
Allowance for credit losses	(44,677)	(24,022)
Loans held for investment, net	$3,380,860	$1,734,405

Loans acquired from Signature were recorded at fair value on the merger-date, including an interest rate discount of $16.6 million. At September 30, 2026, the remaining unaccreted interest rate discount was $15.6 million and is reflected as a reduction of the loan balances presented above. Accretion of this discount increased interest income on loans by $1.0 million for both the three and nine months ended September 30, 2026.

Commercial loans include commercial Litigation-Related loans of $1.45 billion and other commercial loans of $680.0 million at September 30, 2026. Commercial loans include commercial Litigation-Related loans of $1.18 billion and other commercial loans of $67.2 million at December 31, 2025.

The following tables present the activity in the allowance for credit losses by class for the three months ending September 30, 2026 and September 30, 2025:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
September 30, 2026
Allowance for credit losses:
Beginning balance	$4,611	$997	$29	$—	$17,838	$1,249	$24,724
Provision (credit) for credit losses	1,233	148	(9)	(452)	1,535	(655)	1,800
Initial allowance on purchased seasoned loans (1)	262	4,060	96	2,514	9,347	1,915	18,194
Recoveries	—	—	—	—	—	12	12
Loans charged-off	—	—	—	—	—	(53)	(53)
Total ending allowance balance	$6,106	$5,205	$116	$2,062	$28,720	$2,468	$44,677

September 30, 2025
Allowance for credit losses:
Beginning balance	$5,013	$681	$37	$—	$12,910	$766	$19,407
Provision (credit) for credit losses	538	127	(1)	—	1,072	14	1,750
Recoveries	—	—	—	—	—	1	1
Loans charged-off	(27)	—	—	—	—	(12)	(39)
Total ending allowance balance	$5,524	$808	$36	$—	$13,982	$769	$21,119

(1)	Excludes $2.4 million of initial allowance for credit losses on acquired PCD loans that was not recognized on the Company’s balance sheet.

The following tables present the activity in the allowance for credit losses by class for the nine months ending September 30, 2026 and September 30, 2025:

		Commercial
	Multifamily	Real Estate	1‑4 Family	Construction	Commercial	Consumer	Total

	(In thousands)
September 30, 2026
Allowance for credit losses:
Beginning balance	$6,026	$795	$35	$—	$16,285	$881	$24,022
Provision (credit) for credit losses	4,566	350	(15)	(452)	3,088	(137)	7,400
Initial allowance on purchased seasoned loans (1)	262	4,060	96	2,514	9,347	1,915	18,194
Recoveries	—	—	—	—	—	14	14
Loans charged-off	(4,748)	—	—	—	—	(205)	(4,953)
Total ending allowance balance	$6,106	$5,205	$116	$2,062	$28,720	$2,468	$44,677

September 30, 2025
Allowance for credit losses:
Beginning balance	$5,116	$691	$52	$—	$14,283	$837	$20,979
Provision (credit) for credit losses	3,683	117	63	—	2,949	(37)	6,775
Recoveries	—	—	—	—	—	26	26
Loans charged-off	(3,275)	—	(79)	—	(3,250)	(57)	(6,661)
Total ending allowance balance	$5,524	$808	$36	$—	$13,982	$769	$21,119

(1)	Excludes $2.4 million of initial allowance for credit losses on acquired PCD loans that was not recognized on the Company’s balance sheet.

At September 30, 2026, the Company had undrawn committed and uncommitted Commercial Litigation-Related lines of credit totaling $99.6 million and $1.01 billion, respectively, at September 30, 2026 compared to $106.9 million and $797.5 million, respectively, at December 31, 2025.

There was no provision for credit losses on unfunded commitments for the three and nine months ended September 30, 2026. The allowance for credit losses on unfunded commitments, included in accrued expenses and other liabilities, was $1.2 million at September 30, 2026, including $706 thousand assumed in the Signature Merger, and $500 thousand at December 31, 2025. There was no provision for credit losses on unfunded commitments for the three and nine months ended September 30, 2025.

As of September 30, 2026, there was one collateral dependent multifamily loan secured by real estate totaling $4.4 million and one collateral dependent commercial loan secured by business assets totaling $711 thousand, with no associated specific reserve on the Consolidated Statements of Financial Condition. Loans acquired in the Signature Merger that were individually evaluated totaled $3.5 million at September 30, 2026, including PCD loans of $2.4 million, and had no associated allowance. As of December 31, 2025, there was one collateral dependent multifamily loan secured by real estate totaling $7.8 million and one collateral dependent commercial loan secured by business assets totaling $736 thousand, with no associated specific reserve for either loan on the Consolidated Statements of Financial Condition.

The following tables present the aging of the past due loans measured at amortized cost, excluding deferred origination cost, net of fees, due to immateriality, by class of loans as of September 30, 2026 and December 31, 2025:

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
September 30, 2026
Multifamily	$—	$—	$—	$4,400	$4,400	$451,150	$455,550
Commercial real estate	—	—	—	2,108	2,108	531,976	534,084
1 – 4 family	—	—	—	—	—	42,101	42,101
Construction	—	—	—	396	396	98,890	99,286
Commercial	329	—	—	1,690	2,019	2,132,465	2,134,484
Consumer	2	—	2	—	4	159,694	159,698
Total	$331	$—	$2	$8,594	$8,927	$3,416,276	$3,425,203

					Total Past
	30-59	60-89	90 Days		Due &
	Days	Days	or More	Nonaccrual	Nonaccrual	Loans Not
	Past Due	Past Due	Past Due	Loans	Loans	Past Due	Total

	(In thousands)
December 31, 2025
Multifamily	$—	$—	$—	$7,836	$7,836	$364,964	$372,800
Commercial real estate	—	—	—	—	—	107,293	107,293
1 – 4 family	—	—	—	—	—	9,835	9,835
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	736	736	1,244,819	1,245,555
Consumer	12	—	7	—	19	22,743	22,762
Total	$12	$—	$7	$8,572	$8,591	$1,749,654	$1,758,245

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

The following is a summary of the credit risk profile of loans, measured at amortized cost, by internally assigned grade as of the periods indicated. The years represent the year of origination for non-revolving loans.

	September 30, 2026
	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$56,712	$60,459	$30,375	$106,898	$30,136	$158,705	$372	$—	$443,657
Special Mention	—	—	—	—	—	7,673	—	—	7,673
Substandard	—	—	—	—	—	4,400	—	—	4,400
Doubtful	—	—	—	—	—	—	—	—	—
Total	56,712	60,459	30,375	106,898	30,136	170,778	372	—	455,730
Current period gross charge-offs	—	3,176	—	—	—	1,572	—	—	4,748

Commercial real estate:
Pass	52,148	87,301	46,021	38,492	112,919	188,824	4,752	—	530,457
Special Mention	—	408	—	—	—	1,084	—	—	1,492
Substandard	—	—	—	—	—	2,108	—	—	2,108
Doubtful	—	—	—	—	—	—	—	—	—
Total	52,148	87,709	46,021	38,492	112,919	192,016	4,752	—	534,057
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	8,241	3,889	6,584	1,568	4,134	11,502	6,186	—	42,104
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,241	3,889	6,584	1,568	4,134	11,502	6,186	—	42,104
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	3,101	32,182	35,441	—	17,741	57	1,574	—	90,096
Special Mention	—	—	—	—	8,794	—	—	—	8,794
Substandard	—	—	—	—	—	396	—	—	396
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,101	32,182	35,441	—	26,535	453	1,574	—	99,286
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	212,662	174,904	84,754	33,820	46,500	35,966	1,526,740	13,125	2,128,471
Special Mention	—	325	3,556	—	—	134	483	—	4,498
Substandard	—	—	—	—	693	—	997	—	1,690
Doubtful	—	—	—	—	—	—	—	—	—
Total	212,662	175,229	88,310	33,820	47,193	36,100	1,528,220	13,125	2,134,659
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Pass	1,762	922	536	1,643	423	893	149,260	4,262	159,701
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,762	922	536	1,643	423	893	149,260	4,262	159,701
Current period gross charge-offs	—	—	4	113	88	—	—	—	205

Total:
Pass	334,626	359,657	203,711	182,421	211,853	395,947	1,688,884	17,387	3,394,486
Special Mention	—	733	3,556	—	8,794	8,891	483	—	22,457
Substandard	—	—	—	—	693	6,904	997	—	8,594
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$334,626	$360,390	$207,267	$182,421	$221,340	$411,742	$1,690,364	$17,387	$3,425,537
Total current period gross charge-offs	$—	$3,176	$4	$113	$88	$1,572	$—	$—	$4,953

	December 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Revolving-Term	Total

	(In thousands)
Multifamily:
Pass	$45,320	$26,402	$104,575	$26,107	$98,922	$57,783	$—	$—	$359,109
Special Mention	—	—	—	—	6,019	—	—	—	6,019
Substandard	7,836	—	—	—	—	—	—	—	7,836
Doubtful	—	—	—	—	—	—	—	—	—
Total	53,156	26,402	104,575	26,107	104,941	57,783	—	—	372,964
Current period gross charge-offs	—	—	—	—	—	3,275	—	—	3,275

Commercial real estate:
Pass	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,648	1,803	2,785	56,556	6,823	13,658	—	—	107,273
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family:
Pass	—	—	—	1,783	—	8,058	—	—	9,841
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	1,783	—	8,058	—	—	9,841
Current period gross charge-offs	—	—	—	—	—	79	—	—	79

Construction:
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—	—
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	115,547	40,222	25,418	6,247	1,154	271	1,046,671	3,036	1,238,566
Special Mention	—	—	—	1,290	—	—	4,989	—	6,279
Substandard	—	—	—	—	—	—	736	—	736
Doubtful	—	—	—	—	—	—	—	—	—
Total	115,547	40,222	25,418	7,537	1,154	271	1,052,396	3,036	1,245,581
Current period gross charge-offs	—	—	—	—	—	—	3,250(1)	—	3,250(1)

Consumer:
Pass	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,128	794	2,460	851	—	974	13,354	2,207	22,768
Current period gross charge-offs	—	—	—	57	—	—	—	—	57

Total:
Pass	188,643	69,221	135,238	91,544	106,899	80,744	1,060,025	5,243	1,737,557
Special Mention	—	—	—	1,290	6,019	—	4,989	—	12,298
Substandard	7,836	—	—	—	—	—	736	—	8,572
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$196,479	$69,221	$135,238	$92,834	$112,918	$80,744	$1,065,750	$5,243	$1,758,427
Total current period gross charge-offs	$—	$—	$—	$57	$—	$3,354	$3,250(1)	$—	$6,661

(1)	Represents a commercial loan to a small business merchant.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For smaller dollar commercial and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

Loan Modifications to Borrowers Experiencing Financial Difficulty

During the three and nine months ended September 30, 2026 the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-insignificant payment delay.

During the three months ended September 30, 2025, the Company did not modify the terms of any loans or commitments to lend to borrowers experiencing financial difficulty in the form of an interest rate reduction, term extension, principal forgiveness, or other-than-insignificant payment delay. During the nine months ended September 30, 2025 the Company modified the terms of one $10.9 million multifamily loan which was restructured into two notes for $8.0 million and $2.9 million, respectively, with an extension resulting in an 18 month remaining term where the $2.9 million note was charged off and the $8.0 million note was at market terms.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company modified one multifamily loan in the second quarter of 2025 for a borrower experiencing financial difficulty. During the nine months ended September 30, 2026, the Company foreclosed on the property securing this nonaccrual multifamily loan (totaling $7.8 million), recorded it as other real estate owned OREO, recorded a charge-off totaling $3.2 million (consisting of principal and certain costs to perfect its lien), sold the OREO to an unrelated third party, and partially funded the sale, which was accounted for as a new loan.

Pledged Loans

At September 30, 2026, loans totaling $584.4 million were pledged to the FHLB for borrowing capacity totaling $398.1 million. At December 31, 2025, loans totaling $319.4 million were pledged to the FHLB for borrowing capacity totaling $219.8 million.

Purchased Credit-Deteriorated Loans (“PCD”)

PCD loans acquired in the Signature Merger are included in the tables in this note by class. The reconciliation of the purchase price of PCD loans to their par value at the merger-date is presented in Note 2 “Business Combination”.

NOTE 5 — Subordinated Notes

In connection with the Merger on August 1, 2026, the Company assumed $7.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) originally issued by Signature on May 31, 2018. The Notes were recorded at their merger-date fair value of $7.0 million, which approximated amortized cost.

The Notes bear interest at a floating rate equal to the Secured Overnight Financing Rate plus 3.00% and a spread adjustment of 0.26161%, which resets quarterly. Interest is payable quarterly, and the Notes mature on June 1, 2028, unless redeemed earlier. The Notes became callable on June 1, 2023 and may be redeemed at the Company’s option, in whole or in part, on any quarterly interest payment due date. At September 30, 2026, the interest rate was 7.16%.

At September 30, 2026, the outstanding principal balance was $7.0 million and the carrying amount was $7.0 million. The Company had no subordinated notes outstanding at December 31, 2025.

NOTE 6 — Noninterest Income

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, Revenue from Contracts with Customers, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the Consolidated Statements of Income as components of noninterest income, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Payment processing fees:
Payment processing income	$5,258	$4,900	$15,178	$14,600
ACH income	186	169	535	488
Total payment processing fees	5,444	5,069	15,713	15,088
Customer related fees, service charges and other:
Administrative service income	1,052	731	3,281	2,254
Gain on equity investment (1)	—	—	—	432
Other	1,389	433	1,729	1,187
Total customer related fees, service charges and other	2,441	1,164	5,010	3,873
Total noninterest income	$7,885	$6,233	$20,723	$18,961

(1)	Represents a valuation adjustment, not within the scope of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

●	Payment processing income – We provide payment processing services as an acquiring bank through the third-party or independent sales organization (“ISO”) business model in which we process credit and debit card transactions on behalf of merchants. We enter into a tri-party merchant agreement, between the Company, ISO and each merchant. The Company’s performance obligation is clearing and settling credit and debit transactions on behalf of the merchants. The Company recognizes revenue monthly once it summarizes and computes all revenue and expenses applicable to each ISO, which is our performance obligation.
●	ACH income – We provide ACH services for merchants and other commercial customers. Contracts are entered into with third parties that require ACH transactions processed on behalf of their customers. Fees are variable and based on the volume of transactions within a given month. Our performance obligations are processing and settling ACHs on behalf of the customers. Our obligation is satisfied within each business day when the transactions (ACH files) are sent to the FRB for clearing. Revenue is recognized based on the total volume of transactions processed that month for a given customer.
●	Administrative service income – Administrative service income is derived primarily from the management of qualified settlement funds (“QSFs”), which are funds from settled mass torts and class action lawsuits. Court-approved orders outline our performance obligations with the QSFs. These obligations include ensuring funds are invested into safe investment vehicles such as U.S. treasuries and FDIC-insured products. Our fees for placing these funds in appropriate vehicles are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
●	Other – The other category includes revenue from service charges on deposit accounts, debit card fees, asset management fees, and certain loan related fees where revenue is recognized as performance obligations are satisfied.

NOTE 7 — Share-Based Payment Plans

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

The following table presents a summary of the activity related to options for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)
Outstanding at beginning of year	376,910	$34.88
Acquired in the Merger	244,137	49.22
Granted	—	—
Exercised	(159,170)	19.18
Forfeited	—	—
Expired	—	—
Outstanding at period end	461,877	$47.87	5.37
Vested or expected to vest	461,877	$47.87	5.37
Exercisable at period end	384,752	$39.56	4.71

The Company recognized compensation expense related to options of $246 thousand and $188 thousand for the three months ended September 30, 2026 and 2025, respectively. The Company recognized compensation expense related to options of $659 thousand and $557 thousand for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unrecognized compensation cost related to nonvested options was approximately $2.1 million and is expected to be recognized over a weighted average period of 3.22 years. The intrinsic value for outstanding options, net of expected forfeitures was $31.6 million at September 30, 2026. The intrinsic value for exercisable options was $29.6 million at September 30, 2026.

Information related to stock option exercises during each period is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Intrinsic value of options exercised	$6,876	$6,432	$15,059	$15,057
Cash received from option exercises	773	395	1,035	875
Excess tax benefit from option exercises	986	1,488	1,457	2,635

The following table presents a summary of the activity related to restricted stock for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	364,034	$50.28
Granted	17,926	109.54
Vested	(15,774)	67.07
Forfeited	—	—
Outstanding at period end	366,186	$52.46

The Company recognized compensation expense related to restricted stock of $1.2 million and $975 thousand for the three months ended September 30, 2026 and 2025, respectively. The Company recognized compensation expense related to restricted stock of $3.9 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $10.4 million of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.11 years.

The following table presents a summary of the activity related to PSUs for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
		Weighted Average
		Grant Date
	Units	Fair Value
Expected aggregate share payout at beginning of year	19,474	$85.32
Granted	17,926	109.54
Vested	—	—
Forfeited	—	—
Expected aggregate share payout at period end	37,400	$96.93
Minimum aggregate share payout at period end	—	—
Maximum aggregate share payout at period end	56,100	$96.93

The Company recognized compensation expense related to PSUs of $304 thousand and $140 thousand for the three months ended September 30, 2026 and 2025, respectively. The Company recognized compensation expense related to PSUs of $852 thousand and $358 thousand for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $2.3 million of total unrecognized compensation cost related to nonvested PSUs based on the expected aggregate share payout to be recognized over a weighted-average period of 2.01 years.

NOTE 8 — Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(Dollars in thousands, except per share data)
Basic:
Net income	$17,482	$14,057	$42,671	$37,354
Weighted average shares outstanding	10,598,905	8,094,441	9,050,562	8,038,047
Basic earnings per share	$1.65	$1.74	$4.71	$4.65

Diluted:
Net income	$17,482	$14,057	$42,671	$37,354
Weighted average shares outstanding for basic earnings per share	10,598,905	8,094,441	9,050,562	8,038,047
Add: Dilutive effects of share based awards	544,588	595,689	481,904	608,351
Weighted average shares and dilutive potential shares	11,143,493	8,690,130	9,532,466	8,646,398
Diluted earnings per share	$1.57	$1.62	$4.48	$4.32

Share-based awards totaling 43,395 and 25,641 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2026 and 2025, respectively, because they were anti-dilutive. Share-based awards totaling 43,251 and 44,156 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2026 and 2025, respectively, because they were anti-dilutive.

NOTE 9 — Leases

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

Short-term lease payments, those leases with original terms of 12 months or less, are recognized in the Consolidated Statements of Income, on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion. Renewal options are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

As of September 30, 2026, right of use (“ROU”) lease assets and related lease liabilities were $3.3 million and $3.8 million, respectively. As of December 31, 2025, ROU lease assets and related lease liabilities were $2.1 million and $2.6 million, respectively. ROU assets are included within Other assets and related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The increase in ROU assets and related lease liabilities in 2026 was due to the Company’s acquisition of operating leases related to Signature’s headquarters and retail branches.

As of September 30, 2026, the Company was obligated under several non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at September 30, 2026, are summarized as follows:

Operating Lease
Liabilities
(In thousands)
2026	$363
2027	845
2028	732
2029	753
2030	505
Thereafter	1,129
Total operating lease payments	4,327
Less: interest	557
Present value of operating lease liabilities	$3,770

In addition to the table above, as of September 30, 2026, the Company had an additional operating lease commitment for its future corporate headquarters of approximately $24.4 million that has been executed but not yet commenced. This operating lease is expected to commence no earlier than the end of the second quarter of 2027 with a lease term of 12.25 years.

	September 30,
	2026		2025
Weighted-average remaining lease term	5.62	years	6.30	years
Weighted-average discount rate	4.61%		4.27%

The components of total lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease cost	$323	$194	$768	$639
Short-term lease cost	38	33	108	79
Total lease cost	$361	$227	$876	$718

Cash paid for operating leases	$359	$292	$954	$854

NOTE 10 — Fair Value Measurements

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

	(In thousands)
September 30, 2026
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$76,701	$—
CMOs – agency	—	381,971	—
Total available-for-sale	$—	$458,672	$—

December 31, 2025
Assets
Securities available-for-sale
Mortgage-backed securities – agency	$—	$85,695	$—
CMOs – agency	—	160,810	—
Total available-for-sale	$—	$246,505	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2026 and 2025.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using:

	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
September 30, 2026
Collateral-dependent loans:
Multifamily	$4,400	$—	$—	$4,400	$4,400
Commercial real estate	2,108	—	—	2,108	2,108
Construction	396	—	—	396	396
Commercial	1,690	—	—	1,690	1,690
OREO	1,000	—	—	1,000	1,000

December 31, 2025
Collateral-dependent loans:
Multifamily	$7,836	$—	$—	$7,836	$7,836
Commercial	736	—	—	736	736

The following table presents the quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2026:

	Fair Value	Valuation Technique	Unobservable Input

	(In thousands)
September 30, 2026
Collateral-dependent loans:
Multifamily	$4,400	Sales comparison approach	Adjustments for differences between comparable property sales
Commercial real estate	2,108	Sales comparison approach	Adjustments for differences between comparable property sales
Construction	396	Sales comparison approach	Adjustments for differences between comparable property sales
Commercial	1,690	Discounted cash flow	Projected cash flow assumptions
OREO	1,000	Sales comparison approach	Adjustments for differences between comparable property sales

December 31, 2025
Collateral-dependent loans:
Multifamily	$7,836	Sales comparison approach	Adjustments for differences between comparable property sales
Commercial	736	Discounted cash flow	Projected cash flow assumptions

The following tables present the carrying amounts and fair values (represents exit price) of financial instruments not carried at fair value at September 30, 2026 and December 31, 2025:

	Fair Value Measurement at September 30, 2026, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$471,501	$471,501	$—	$—	$471,501
Securities, held-to-maturity	53,997	—	46,942	—	46,942
Securities, restricted, at cost	9,506	N/A	N/A	N/A	N/A
Loans held for investment, net	3,372,266	—	—	3,323,739	3,323,739
Accrued interest receivable	21,589	—	2,496	19,093	21,589

Financial Liabilities:
Time deposits	63,198	—	62,506	—	62,506
Demand and other deposits	3,914,692	3,914,692	—	—	3,914,692
FHLB Advances	2,191	—	2,191	—	2,191
Subordinated notes	7,000	—	7,000	—	7,000
Other borrowings	38	—	—	38	38
Accrued interest payable	580	—	580	—	580

	Fair Value Measurement at December 31, 2025, Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Financial Assets:
Cash and cash equivalents	$235,887	$235,887	$—	$—	$235,887
Securities, held-to-maturity	60,193	—	55,500	—	55,500
Securities, restricted, at cost	3,173	N/A	N/A	N/A	N/A
Loans held for investment, net	1,725,833	—	—	1,702,009	1,702,009
Accrued interest receivable	12,640	—	1,147	11,493	12,640

Financial Liabilities:
Time deposits	6,172	—	6,146	—	6,146
Demand and other deposits	2,056,835	2,056,835	—	—	2,056,835
Borrowings	40	—	—	40	40
Accrued interest payable	1	—	1	—	1

NOTE 11 — Accumulated Other Comprehensive Loss

The following presents changes in accumulated other comprehensive loss by component, net of tax, for the three  and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Unrealized (Losses) Gains on Securities Available-for-Sale
Beginning balance	$(9,784)	$(10,919)	$(8,489)	$(14,287)
Other comprehensive (loss) income, net of tax	(10,857)	1,418	(12,152)	4,786
Net current period other comprehensive (loss) income	(10,857)	1,418	(12,152)	4,786
Ending balance	$(20,641)	$(9,501)	$(20,641)	$(9,501)

There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of Esquire Financial Holdings, Inc. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	adverse changes in the financial industry, securities, credit, national and local real estate markets (including real estate values);
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	risks related to a high concentration of loans and deposits dependent upon the legal and “litigation” market;
●	the impact of any potential strategic transactions;
●	unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;
●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	significant increases in our credit losses, including as a result of our inability to resolve classified and nonperforming assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for credit losses;
●	interest rate fluctuations, which could have an adverse effect on our profitability;
●	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
●	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for credit losses and provision for credit losses;
●	our success in increasing our legal and “litigation” market lending;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	losses suffered by merchants or ISOs with whom we do business;
●	our ability to effectively manage risks related to our payment processing business;
●	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
●	fluctuations in the demand for loans;
●	technological changes that may be more difficult or expensive than expected;
●	changes in consumer spending, borrowing and savings habits;
●	declines in our payment processing income as a result of reduced demand, competition and changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the FASB, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	the impairment of our investment securities;
●	our ability to control costs and expenses;

●	the failure or security breaches of computer systems on which we depend;
●	acts of war, terrorism, natural disasters, global market disruptions, including global pandemics or political instability;
●	the effects of any federal government shutdown or reduction in force;
●	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
●	changes in our organization and management and our ability to retain or expand our management team and our board of directors, as necessary;
●	the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of legal proceedings, regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations and reviews;
●	the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business;
●	the possibility that we may be unable to achieve expected synergies and operating efficiencies in the Merger within the expected timeframes or at all and to successfully integrate Signature’s operations with our operations, and that such integration may be more difficult, time consuming or costly than expected;
●	revenues following the Merger may be lower than expected;
●	the ability of key third-party service providers to perform their obligations to us; and
●	other economic, competitive, governmental, legal, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Quarterly Report on Form 10-Q.

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

Signature Merger

The September 30, 2026 financial position includes the acquired Signature assets and assumed liabilities. Results for the three and nine months ended September 30, 2026 include Signature’s operations from August 1, 2026 through September 30, 2026. The corresponding 2025 periods do not include Signature’s assets and assumed liabilities. Accordingly, changes in balances and operating results reflect both the Merger and changes in the existing business and are not directly comparable without considering the Merger.

Critical Accounting Estimates

A summary of our significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in our Annual Report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting estimates are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting estimates, which involve the most complex or subjective decisions or assessments, are as follows:

Fair Value of Acquired Loans.  In connection with the Signature Merger on August 1, 2026, the Company estimated the merger-date fair values of acquired loans with the assistance of a third-party valuation specialist. Management considers this valuation to be a critical accounting estimate because it involves significant judgment regarding expected future cash flows and market participant assumptions.

Estimated fair values were determined using discounted cash flow analyses incorporating assumptions regarding expected credit losses, prepayments, the timing of collections and discount rates. Discount rates reflected market participant return requirements, including funding costs, capital requirements, servicing costs, liquidity premiums and other applicable risk adjustments. Purchased credit-deteriorated loans were evaluated separately, incorporating assessments of expected collectability, collateral coverage, recovery timing and other loan-specific risk factors.

Different assumptions could materially affect the estimated fair values, resulting goodwill and subsequent recognition of interest income. Higher discount rates or greater expected credit losses would generally reduce estimated fair values. For valuations that remain provisional, adjustments may be recorded during the measurement period as additional information about facts and circumstances existing at the merger-date becomes available. See Note 2, “Business Combination”, in the accompanying unaudited Consolidated Interim Financial Statements for additional information.

Allowance for Credit Losses on Loans Held for Investment.  Management considers the accounting estimate relating to the allowance for credit losses on loans held for investment to be a critical accounting estimate given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in the accompanying unaudited Consolidated Interim Financial Statements for discussion of our allowance for credit losses on loans held for investment policy.

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

The Company uses a Discounted Cash Flow methodology to calculate the quantitative component of expected credit losses for originated loans evaluated collectively. Effective August 1, 2026, the Company transitioned its legacy loan portfolio from a Weighted Average Remaining Maturity methodology to the Discounted Cash Flow methodology following the Signature Merger and management's reassessment of the estimation methodology appropriate for that portfolio. The model projects loan-level contractual principal and interest cash flows over the contractual term and incorporates expected prepayments or curtailments, forecasted probabilities of default, loss-given-default assumptions, recovery timing and other relevant assumptions. For originated loans, expected cash flows are discounted at the financial asset's effective interest rate. For variable-rate loans, the Company applies its approved and consistently applied methodology for determining the effective interest rate and projecting contractual cash flows. The quantitative allowance equals the amount by which the amortized cost basis exceeds the present value of cash flows expected to be collected.

For acquired PSLs evaluated collectively, the Company uses a non-discounted expected cash flow methodology. Loan-level projections incorporate contractual repayment terms, expected prepayments or curtailments, probabilities of default, loss-given-default assumptions and reasonable and supportable economic forecasts. Expected losses are calculated by applying credit-loss assumptions to projected principal exposure without discounting. Acquired PCD loans are evaluated individually using borrower-specific expected collections and recovery information. Net deferred fees and costs, purchase premiums and discounts, and other components of amortized cost are incorporated in accordance with the Company's documented model configuration and accounting elections.

Model inputs are based on peer group historical default and loss information derived from FFIEC Call Report data for banks with comparable asset size and loan portfolio characteristics. Probabilities of default are developed from regression models that relate peer default rates to macroeconomic variables, principally the unemployment rate and gross domestic product, using Federal Open Market Committee forecasts. Loss given default is based on peer loss experience. The model projects loan-level contractual cash flows adjusted for prepayment and curtailment assumptions derived from industry benchmark data, probabilities of default, loss given default, and recovery timing of 24 months from charge-off (six months for consumer loans), and discounts expected cash flows at each loan's effective interest rate. Management evaluates the relevance and reliability of historical periods, peer groups, probability-of-default assumptions, loss-given-default assumptions, prepayment or curtailment speeds, recovery timing and other inputs at least annually.

In accordance with the CECL Standard, the Company estimates expected credit losses over the contractual term of a loan, adjusted for expected prepayments. The contractual term of a loan excludes expected extensions, renewals, and modifications unless there is a borrower-held extension or renewal option that is not unconditionally cancelable by the Company. In developing the estimate of expected credit losses, the Company reflects information about past events, current conditions, and reasonable and supportable forecasts. This information includes what is reasonably available without undue cost and effort and may include information sourced internally, externally, or a combination of both.

The Company incorporates current conditions and reasonable and supportable forecasts into its quantitative allowance methodologies for the period over which management can develop or obtain supportable projections. Forecasts may affect expected default timing, loss severity, prepayments, recoveries and other cash flow assumptions. The Company applies a four-quarter reasonable and supportable forecast period using Federal Open Market Committee forecasts of the unemployment rate and gross domestic product, followed by a four-quarter straight-line reversion to historical loss information. The forecast horizon, reversion period, reversion method, economic variables and scenario selection are documented and reviewed at least annually.

Management may adjust the quantitative allowance estimates for current conditions, portfolio risks and forecast considerations that are not fully reflected in the model. Qualitative factors are evaluated by portfolio segment and address changes in lending policies and procedures; national and local economic conditions; changes in the nature, volume and terms of loans; the experience and depth of lending management and staff; trends in delinquencies, risk-rating migration and adversely classified loans; the quality of the loan review system; underlying collateral values; concentrations of credit; and other external factors. The Company also applies a separate commercial and industrial concentration adjustment for unusually large borrower exposures. Qualitative adjustments may be positive or negative and are supported by documented evidence, a defined measurement approach and management approval. Management evaluates each adjustment for overlap with quantitative model inputs to prevent the same risk from being captured more than once. Qualitative adjustments are reviewed at each reporting date and removed or revised when the underlying risk is reflected in the quantitative model or is no longer present.

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

For a loan that does not share risk characteristics with other loans in a pool and is not collateral dependent, expected credit loss is measured based on the discounted value of the expected future cash flows and the amortized cost of the loan. If an entity determines that foreclosure of the collateral is probable, the CECL Standard requires the entity to measure expected credit losses of collateral dependent loans based on the difference between the current fair value of the collateral, less estimated costs to sell, if applicable, and the amortized cost basis of the financial asset. As of September 30, 2026, there was one collateral dependent multifamily loan secured by real estate totaling $4.4 million, one collateral dependent commercial loan secured by business assets totaling $711 thousand that was individually analyzed, with no associated specific reserve on the Consolidated Statements of Financial Condition. Loans acquired in the Signature Merger that were individually evaluated totaled $3.5 million, including PCD loans of $2.4 million, and had no associated allowance at September 30, 2026. The PCD loans are not collateral dependent and are measured using borrower-specific expected collections. The allowance on these loans at the merger-date was charged off in conjunction with the Merger.

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

Change in Allowance Methodology

During the quarter ended September 30, 2026, the Company changed the methodology used to estimate the allowance for credit losses on its legacy loan portfolio from a static pool Weighted Average Remaining Maturity methodology to a Discounted Cash Flow methodology, effective August 1, 2026. The change was made in conjunction with the Company's Merger with Signature and management's reassessment of the estimation methodology appropriate for the company on a prospective basis.

The DCF methodology replaced the Company's historical loss rates used under the WARM methodology with peer-group historical default and loss information, and introduced the probability-of-default regression models, loss-given-default, prepayment and curtailment, and recovery timing assumptions described above. Management determined that DCF better reflects the contractual cash-flow characteristics of the legacy portfolio and future new loans that will be originated by the Company.

Purchased seasoned loan pools from the Signature Merger are closed pools. Loans originated after August 1, 2026 are evaluated in the DCF pools. The acquired pools are evaluated using a non-discounted expected cash flow methodology that uses the same assumptions as the DCF methodology but does not discount expected cash flows. Acquired loans were recorded at fair value, which includes a purchase discount. A discounted methodology would require an effective interest rate that equates each loan's expected cash flows to its purchase price. Measuring on the unpaid principal balance is consistent with how the merger-date allowance was determined under the gross-up approach. It also keeps the remaining noncredit discount, which is recognized in interest income, separate from the allowance.

The change does not indicate that the former methodology was inappropriate when previously applied. Management concluded that the change reflects new information and changing risk characteristics of the loan portfolio resulting from the Signature Merger rather than a correction of an error or a change in accounting principle. The change was accounted for prospectively as a change in accounting estimate beginning August 1, 2026. Prior-period amounts were not restated or presented on a pro forma basis for this change in accounting estimate. The change resulted in no material impact to the allowance for credit losses and the related provision for credit losses in the current period.

During 2026, the composition of the Company's loan portfolio was impacted by the Signature Merger. The acquired portfolio expanded the Company's exposure across commercial and industrial, commercial real estate, multifamily, construction, residential and consumer lending segments. Management considered the characteristics of both legacy loans and acquired Signature loans when estimating expected credit losses and determining the allowance for credit losses at September 30, 2026.

Overview

We are a financial holding company headquartered in Jericho, New York and registered under the Bank Holding Company Act of 1956, as amended. Through our wholly owned bank subsidiary, Esquire Bank, National Association (“Esquire Bank” or the “Bank”), we are a full service commercial bank, with five branch offices in Jericho, NY, Los Angeles, CA, and Chicago, IL, as well as an administrative office in Boca Raton, Florida. The Bank is dedicated to serving the financial needs of the litigation industry and small businesses nationally, as well as commercial and retail customers in the New York, Chicago, and Los Angeles metropolitan areas. The Bank offers tailored financial and payment processing solutions to the litigation community and their clients as well as dynamic and flexible payment processing solutions to small business owners. We also offer traditional banking products for businesses and consumers in our local market areas (a subset of the New York, Los Angeles and Chicago metropolitan markets).

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

The Company’s foundation for success has been our nationwide branch-lite litigation and payment processing verticals supported by our forward-thinking senior managers, outstanding client service teams, and inclusive corporate culture. The future of our success will be the ability to continue developing and embracing cutting-edge technology to significantly leverage these verticals, differentiating us from other technology enabled financial firms and creating the catalyst for industry leading growth and returns.

Litigation Market Commercial Banking. The litigation market has been and will continue to be a significant growth opportunity for our Company as we offer focused and tailored products and services to law firms nationally. U.S. tort actions alone are estimated to consume approximately 2.1% of U.S. GDP annually according to the U.S. Chamber of Commerce Institute for Legal Reform (“Tort Costs in America – An Empirical Analysis of Costs and Compensation of U.S. Tort System”) published in November 2024 with an estimated total addressable market (“TAM”) of $529 billion for 2022. We do not compete directly with non-bank finance companies, the primary funders in this market, and believe there are various and significant barriers to entry including, but not limited to, our clear industry track record for decades, extensive in-house experience, established relationships with respected firms nationally, and unique products tailored to commercial law firms’ needs and wants.

We currently have lending clients in 33 states and our larger markets include California, New York and Texas. Our success is tied to our unique ability to couple traditional commercial underwriting with non-traditional asset-based underwriting. Our team understands law firms’ contingent case inventory valuation process (as well as traditional hourly billing firms). Typically, these inventories of claims for injured consumers or claimants have a duration of 2 to 3 years, significantly longer than traditional accounts receivables or inventories of goods that can have a duration of 30 to 60 days or 120 days, respectively. These factors (the unique industry, contingent collateral, longer durations of the law firms’ inventories, atypical revenue streams of the law firms and more) coupled with the TAM create a unique and valuable opportunity for the Company with minimal incumbent competition. This unique risk profile translates into a blended 8.81% variable rate asset yield on these commercial loans for the quarter ended September 30, 2026. More importantly, since our commercial banking platform is focused on full service relationship banking, for every $1.00 we advance on these loans we receive on average $1.58 of low-cost core operating and escrow deposits from these law firms through our branch-lite platform, fueling and funding additional growth in our other asset classes. We believe our extremely low historic delinquency rates and low charge-off rates clearly demonstrate our strong underwriting process and expertise in the litigation vertical. Our longer duration escrow or claimant trust settlement deposits represent accounts where the law firm is trustee for the claimant settlement funds and represent $1.56 billion, or 39%, of total deposits at September 30, 2026. These law firm escrow accounts as well as other fiduciary deposit accounts are for the benefit of the law firm’s customers (or claimants) and are titled in a manner to ensure that the maximum amount of FDIC insurance coverage passes through the account to the beneficial owner of the funds held in the account. Therefore, these law firm escrow accounts carry FDIC insurance at the claimant settlement level, not at the deposit account level. Coupling these types of commercial relationships with our off-balance sheet (“OBS”) commercial litigation funds of $775.5 million at September 30, 2026, makes this litigation vertical a highly desirable core low-cost funding platform fueling bank-wide growth.

Midwest Middle Market Commercial Banking. We are well positioned and maintain long-standing relationships to provide core banking services in the Chicago metropolitan and greater Midwest market, which includes a large, diverse base of privately held companies, family-owned businesses, entrepreneurs, and professional service firms that are underserved by large national and regional banks that are more transaction-oriented and less relationship-focused, as well as smaller community banks that provide an opportunity for us to differentiate through our commercial banking expertise, talent and product depth. In addition to deposit and treasury management services, lending products provided include revolving lines of credit, borrowing base facilities, term loans, equipment financing, acquisition financing and other customized business credit solutions.

Payment Processing. The payment processing (merchant acquiring) market will continue to be a growth opportunity for our company, as we offer focused and tailored products and services to small businesses nationally. The payment industry grew approximately 8% on a compound annual growth rate from 2021 to 2025 with payment volumes or TAM of $12.2 trillion according to company records on U.S. payment industry trends. Couple this with the fact that there are less than 100 acquiring financial institutions in the U.S., this vertical represents a growth opportunity for our Company. We believe there are various and significant barriers to entry to this market including, but not limited to, our industry track record, extensive in-house experience, strong relationships with non-bank acquirers, and our unique approach to servicing these small business merchants and their respective verticals. We use proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across approximately 94,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for approximately $11 billion in volume across 152 million in transactions in the quarter ended September 30, 2026.

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

The success of our national litigation and payment processing verticals coupled with our focus on financial technology has led to industry leading performance. The addition of our Midwest commercial banking platform strengthens our growth potential by adding an established franchise with experienced bankers / business development officers (“BDOs”) with established relationships in the nation’s fourth largest market for contingent fee plaintiff law firms. Coupling our performance with strong balance sheet management including, but not limited to, loan portfolio diversification, an asset sensitive balance sheet with approximately 62% of our loans being variable rate and tied to prime (with interest rate floors in place on 75% of our variable rate loan portfolio), solid credit metrics, a stable low cost deposit base, and strong available liquidity of $1.63 billion, positions our Company for future growth and success.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Assets.  Our total assets were $4.81 billion at September 30, 2026, an increase of $2.44 billion, or 103.1%, from $2.37 billion at December 31, 2025, due to $1.90 billion from the Signature Merger, organic growth in loans held for investment of $285.9 million, or 16.3%, and organic increases in cash and cash equivalents of $130.8 million, or 55.5%.

Loan Portfolio Analysis. At September 30, 2026, loans, net of deferred fees and unearned premiums, were $3.43 billion, or 86.1% of total deposits, compared to $1.76 billion, or 85.2% of total deposits, at December 31, 2025. The growth in loans was primarily attributable to $1.38 billion from the Merger with Signature as well as organic growth of $285.9 million driven by net production in commercial loans and to a lesser extent, multifamily and commercial real estate loans. Commercial loans increased $888.9 million, or 71.4%, to $2.13 billion at September 30, 2026 from $1.25 billion at December 31, 2025. Commercial loan growth was primarily driven by $667.6 million in acquired loans from the Merger, as well as $221.3 million, or 17.8%, of organic growth. Commercial Litigation-Related loan growth, all of which was organic, totaled $276.1 million, or 23.4%, to $1.45 billion at September 30, 2026 from $1.18 billion at December 31, 2025. Commercial real estate loans increased $426.8 million, or 397.8%, to $534.1 million at September 30, 2026 from $107.3 million at December 31, 2025. Commercial real estate loan growth was primarily driven by $405.9 million in acquired loans from the Merger, as well as $20.9 million, or 19.4%, of organic growth.  Multifamily loans increased $82.8 million, or 22.2%, to $455.6 million at September 30, 2026 from $372.8 million at December 31, 2025. Multifamily loan growth was primarily driven by $42.8 million in acquired loans from the Merger, as well as $39.9 million, or 10.7%, of organic growth. Consumer loans increased $136.9 million, or 601.6%, to $159.7 million at September 30, 2026 from $22.8 million at December 31, 2025. Consumer loan growth was primarily driven by $110.9 million in acquired loans from the Merger, as well as $26.1 million, or 114.5%, of organic growth. Construction loans totaled $99.3 million at September 30, 2026 and there were no construction loans at December 31, 2025. Construction loan growth was entirely driven by acquired loans from the Merger. 1-4 family loans increased $32.3 million, or 328.1%, to $42.1 million at September 30, 2026 from $9.8 million at December 31, 2025, primarily driven by the Merger.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Multifamily	$455,550	13.3%	$372,800	21.2%
Commercial real estate	534,084	15.6	107,293	6.1
1 – 4 family	42,101	1.2	9,835	0.6
Construction	99,286	2.9	—	—
Total real estate	1,131,021	33.0	489,928	27.9
Commercial	2,134,484	62.4	1,245,555	70.8
Consumer	159,698	4.6	22,762	1.3
Total loans held for investment	$3,425,203	100.0%	$1,758,245	100.0%
Deferred origination costs, net of fees	334		182
Allowance for credit losses	(44,677)		(24,022)
Loans held for investment, net	$3,380,860		$1,734,405

The following table sets forth the composition of our held for investment Litigation-Related Loan portfolio by type of loan at the dates indicated:

	September 30,		December 31,
	2026		2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Litigation-Related Loans:
Commercial Litigation-Related:
Working capital lines of credit	$931,492	63.9%	$782,182	66.2%
Case cost lines of credit	275,210	18.9	209,469	17.7
Term loans	247,748	17.0	186,674	15.8
Total Commercial Litigation-Related	1,454,450	99.8	1,178,325	99.7
Consumer Litigation-Related:
Post-settlement consumer loans	3,233	0.2	3,130	0.3
Total Consumer Litigation-Related	3,233	0.2	3,130	0.3
Total Litigation-Related Loans	$1,457,683	100.0%	$1,181,455	100.0%

At September 30, 2026, our Litigation-Related loans, which include commercial and consumer lending to attorneys, law firms and plaintiffs/claimants, totaled $1.46 billion, or 42.6% of our total loan portfolio, compared to $1.18 billion, or 67.2% of our total loan portfolio at December 31, 2025. The decrease in Litigation-Related loans as a percentage of our total loan portfolio at September 30, 2026 when compared to December 31, 2025, was driven by the merger with Signature. We also had Commercial Litigation-Related committed and uncommitted undrawn lines of credit totaling $99.6 million and $1.01 billion, respectively, at September 30, 2026 compared to $106.9 million and $797.5 million, respectively, at December 31, 2025.

Litigation-Related post-settlement consumer loans increased $103 thousand to $3.2 million as of September 30, 2026, from $3.1 million as of December 31, 2025.

Debt Securities Portfolio. Securities available-for-sale increased $212.2 million, or 86.1%, to $458.7 million at September 30, 2026 from $246.5 million at December 31, 2025, due to net purchases of $276.7 million primarily as a result of the Signature Merger, offset by portfolio amortization of $51.0 million and increases in unrealized losses of $16.4 million. Concurrent with the Merger, the Company sold $340.0 million of securities available-for-sale, net of paydowns, acquired from Signature and reinvested the proceeds into higher yielding securities that align with the Company’s current portfolio. Securities held-to-maturity decreased $6.2 million, or 10.3%, to $54.0 million at September 30, 2026 from $60.2 million at December 31, 2025, driven by portfolio amortization.

Funding. Total deposits increased $1.91 billion, or 92.8% to $3.98 billion at September 30, 2026 from $2.06 billion at December 31, 2025, primarily as a result of the Signature Merger which contributed $1.65 billion as well as organic growth totaling $263.8 million, or 12.8%, with the NOW/interest on lawyer trust accounts (“IOLTA”) and money market categories totaling $154.2 million and $222.7 million, respectively, offset by noninterest bearing demand decreasing $93.9 million. We remain focused on building full-service commercial banking relationships through lending, payment processing and tailored treasury management solutions, with deposit growth driven primarily by our client relationships rather than rate competition. The Merger with Signature strengthens this strategy by adding an established, relationship-focused commercial banking franchise with a diversified, low-cost core deposit base in the Chicago and Midwest markets. The Merger broadened our funding sources, reduced our reliance on litigation-related deposits and enhanced our capacity to support continued growth across our national platforms. Core deposits, which we define as total deposits excluding time deposits, totaled $3.91 billion at September 30, 2026, or 98.4% of total deposits, compared to $2.06 billion or 99.7% of total deposits at December 31, 2025. Litigation and payment processing deposits represent $2.29 billion, or 57.6%, of total deposits at September 30, 2026.

Our deposit strategy focuses on building full-service commercial banking relationships through lending, payment processing and tailored treasury management solutions, with deposit growth driven primarily by our client relationships rather than rate competition. Our longer duration IOLTA, escrow and settlement deposits represent $1.56 billion, or 39.3%, of total deposits. As of September 30, 2026, uninsured deposits were $1.67 billion, or 42.1%, of our total deposits, excluding $24.1 million of the Company’s deposits held at the Bank. Approximately 50% of our uninsured deposits represent clients with full commercial relationship banking with us including, but not limited to, commercial loans, payment processing, and various commercial service-oriented relationships including law firm operating accounts, law firm IOLTA/escrow accounts, merchant reserves, ISO reserves, ACH processing, and custodial accounts.

Due to the nature of our larger mass tort and class action settlements related to the litigation vertical, we participate in FDIC insured sweep programs as well as treasury secured money market funds. As of September 30, 2026, OBS sweep funds totaled approximately $775.5 million, of which approximately $255.4 million, or 32.9%, was available to be swept onto our balance sheet as reciprocal client relationship deposits. Our core low-cost deposit growth and off-balance sheet client funds continue to clearly demonstrate our highly efficient, full service commercial relationships and tech-enabled cash management platform on a national basis.

At September 30, 2026, we had the ability to borrow, on a secured basis, up to $823.2 million from the Federal Home Loan Bank of New York and $42.0 million from the Federal Reserve Bank of New York discount window. At September 30, 2026, we also had $39.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. At September 30, 2026 we had a $2.2 million outstanding borrowing with the FHLB of Chicago and $7.0 million of subordinated debt assumed as a result of the Merger. Historically, we have not leveraged our balance sheet to generate earnings and have always utilized core client deposits to fund our asset growth and related earnings.

Stockholders’ Equity. Total stockholders’ equity increased $497.0 million to $786.6 million at September 30, 2026, from $289.6 million at December 31, 2025, primarily due to equity consideration of $466.1 million as a result of the Signature Merger, as well as net income of $42.7 million, and amortization of share-based compensation of $5.5 million, partially offset by dividends declared to common stockholders of $5.9 million and other comprehensive loss of $12.2 million, as unrealized losses on our securities available-for-sale increased due to fluctuations in short-term market interest rates.

Asset Quality. Nonperforming assets totaled $9.6 million as of September 30, 2026, and consisted of five nonperforming loans totaling $8.6 million and one property acquired in the Signature Merger in OREO totaling $1.0 million. Nonperforming assets totaled $8.6 million as of December 31, 2025 and consisted entirely of nonperforming loans. Nonperforming loans at September 30, 2026 included two legacy Esquire loans totaling $5.1 million, and three acquired Signature nonperforming loans totaling $3.5 million. These loans were individually evaluated based on borrower-specific credit information and expected recoveries and their carrying amount is deemed collectible. In the second quarter, we placed a multifamily loan on nonaccrual totaling $4.4 million, net of a $1.6 million charge-off.

In the first quarter, we foreclosed on the property securing a nonaccrual multifamily loan (totaling $7.8 million), recorded it as OREO, recorded a charge-off totaling $3.2 million (consisting of principal and certain costs to perfect its lien), and sold the OREO to an unrelated third party.

The allowance for credit losses was $44.7 million, or 1.30% of total loans, as of September 30, 2026, as compared to $24.0 million, or 1.37% of total loans at December 31, 2025. The increase in the allowance for credit losses primarily related to the Merger with Signature, and to a lesser extent, organic loan growth. Based on management’s evaluation of current credit risk in our loan portfolio, the Signature Merger, increases in the general reserves considering loan growth, loan composition, and the current uncertain economic and short-term interest rate environment, management believes the allowance for credit losses is adequate at September 30, 2026.

At September 30, 2026, there were $22.5 million in special mention loans and $8.6 million in substandard loans, compared to $12.3 million and $8.6 million, special mention and substandard loans, respectively, as of December 31, 2025. The $10.2 million increase in special mention balances relates to acquired loans as a result of the Merger. Substandard loans remained flat as the above mentioned substandard multifamily loan totaling $7.8 million at December 31, 2025 was charged-off and sold in the first quarter, offset by the above mentioned $4.4 million multifamily loan in the second quarter of 2026 in addition to $3.5 million of acquired nonperforming loans. The ratio of nonperforming loans to total loans and total assets was 0.25% and 0.18%, respectively, as of September 30, 2026, as compared to 0.49% and

0.36%, respectively, as of December 31, 2025. The allowance for credit losses to nonperforming loans was 520% as of September 30, 2026, as compared to 280% as of December 31, 2025.

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

	Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

			(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$2,892,413	$55,207	7.57%	$1,532,484	$30,839	7.98%
Securities, includes restricted stock	479,845	4,884	4.04%	337,705	3,244	3.81%
Interest earning cash and other	328,772	3,047	3.68%	189,418	2,048	4.29%
Total interest earning assets	3,701,030	63,138	6.77%	2,059,607	36,131	6.96%

NONINTEREST EARNING ASSETS	299,758			74,791

TOTAL AVERAGE ASSETS	$4,000,788			$2,134,398

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$2,327,225	$9,132	1.56%	$1,275,061	$4,739	1.47%
Time deposits	45,239	417	3.66%	6,092	52	3.39%
Total interest bearing deposits	2,372,464	9,549	1.60%	1,281,153	4,791	1.48%
Borrowings	6,134	83	5.37%	42	1	9.45%
Total interest bearing liabilities	2,378,598	9,632	1.61%	1,281,195	4,792	1.48%

NONINTEREST BEARING LIABILITIES
Demand deposits	966,305			568,107
Other liabilities	31,474			17,341
Total noninterest bearing liabilities	997,779			585,448
Stockholders' equity	624,411			267,755

TOTAL AVG. LIABILITIES AND EQUITY	$4,000,788			$2,134,398
Net interest income		$53,506			$31,339
Net interest spread			5.16%			5.48%
Net interest margin			5.74%			6.04%
Deposits (including nonint. demand deposits)	$3,338,769	$9,549	1.13%	$1,849,260	$4,791	1.03%

	Nine Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
INTEREST EARNING ASSETS
Loans, held for investment	$2,184,198	$125,922	7.71%	$1,463,667	$86,411	7.89%
Securities, includes restricted stock	379,554	11,108	3.91%	332,872	9,413	3.78%
Interest earning cash and other	237,249	6,442	3.63%	165,824	5,356	4.32%
Total interest earning assets	2,801,001	143,472	6.85%	1,962,363	101,180	6.89%

NONINTEREST EARNING ASSETS	152,358			68,370

TOTAL AVERAGE ASSETS	$2,953,359			$2,030,733

INTEREST BEARING LIABILITIES

Savings, NOW, Money Market deposits	$1,789,012	$19,591	1.46%	$1,196,256	$12,748	1.42%
Time deposits	20,070	534	3.56%	7,628	227	3.98%
Total interest bearing deposits	1,809,082	20,125	1.49%	1,203,884	12,975	1.44%
Borrowings	2,204	89	5.40%	42	3	9.55%
Total interest bearing liabilities	1,811,286	20,214	1.49%	1,203,926	12,978	1.44%

NONINTEREST BEARING LIABILITIES
Demand deposits	709,641			555,235
Other liabilities	23,229			16,796
Total noninterest bearing liabilities	732,870			572,031
Stockholders' equity	409,203			254,776

TOTAL AVG. LIABILITIES AND EQUITY	$2,953,359			$2,030,733
Net interest income		$123,258			$88,202
Net interest spread			5.36%			5.45%
Net interest margin			5.88%			6.01%
Deposits (including nonint. demand deposits)	$2,518,723	$20,125	1.07%	$1,759,119	$12,975	0.99%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026 vs. 2025			2026 vs. 2025
	Increase		Total	Increase		Total
	(Decrease) due to		Increase	(Decrease) due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest earned on:
Loans held for investment	$26,250	$(1,883)	$24,367	$41,585	$(2,075)	$39,510
Securities, includes restricted stock	1,390	251	1,641	1,357	339	1,696
Interest earning cash and other	1,325	(326)	999	2,039	(953)	1,086
Total interest income	28,965	(1,958)	27,007	44,981	(2,689)	42,292

Interest paid on:
Savings, NOW, money market deposits	4,004	389	4,393	6,483	360	6,843
Time deposits	355	10	365	333	(26)	307
Total deposits	4,359	399	4,758	6,816	334	7,150
Borrowings	82	—	82	87	(1)	86
Total interest expense	4,441	399	4,840	6,903	333	7,236
Change in net interest income	$24,524	$(2,357)	$22,167	$38,078	$(3,022)	$35,056

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General.  Net income increased $3.4 million, or 24.4%, to $17.5 million for the three months ended September 30, 2026 from $14.1 million for the three months ended September 30, 2025. The increase resulted from a $22.2 million increase in net interest income, partially offset by a $17.6 million increase in noninterest expense, and a $2.7 million increase in income tax expense.

Net Interest Income.  Net interest income increased $22.2 million, or 70.7%, to $53.5 million for the three months ended September 30, 2026 from $31.3 million for the three months ended September 30, 2025, due to a $27.0 million increase in interest income, partially offset by a $4.8 million increase in interest expense.

Our net interest margin decreased 30 basis points to 5.74%, primarily due to the impact of the Signature Merger. The resilience of our combined net interest margin reflects the strength of both the legacy Esquire franchise and the Signature acquired net interest earning assets at fair value, driving industry leading returns. Our net interest margin was positively impacted by approximately 6 basis points in the current quarter as the acquired interest-earning assets and interest-bearing liabilities of Signature, at fair value, impacted the combined net interest margin for two out of the three months in the current quarter. Average loan yields decreased 41 basis points to 7.57%, primarily due to the composition of the acquired loans in the Merger. Average loans increased $1.36 billion (approximately $903.9 million related to the Signature Merger), or 88.7%, to $2.89 billion, with the remaining organic growth led by our litigation-related loans totaling $420.0 million, or 44.2%, to $1.37 billion in the current quarter. Average securities increased $142.1 million, or 42.1%, to $479.8 million with yields increasing 23 basis points to 4.04% with both increases related to the Signature Merger. Average deposits increased $1.49 billion ($1.08 billion related to the Signature Merger), or 80.6%, to $3.34 billion. We continue to generate core organic deposit growth led by our litigation-related (both IOLTA/NOW and money market) growth totaling $398.5 million, or 31.8%. Our cost of deposits, including noninterest bearing demand deposits, increased 10 basis points to 1.13%, primarily due to the Signature Merger.

Interest Income.  Interest income increased $27.0 million, or 74.7%, to $63.1 million for the three months ended September 30, 2026 from $36.1 million for the three months ended September 30, 2025 and was attributable to increases in income on loans, securities and interest earning cash.

Loan interest income increased $24.4 million, or 79.0%, to $55.2 million for the three months ended September 30, 2026 from $30.8 million for the three months ended September 30, 2025. This increase was attributable to a $1.36 billion, or 88.7%, increase in the average loan balance primarily due to $903.9 million related to the Signature Merger, with the remaining organic growth led by our litigation-related loans totaling $420.0 million, or 44.2%, to $1.37 billion. The increase in loan interest income was driven by an increase of $26.3 million related to growth in average loan volumes, led by Merger and litigation-related commercial loan growth, offset by $1.9 million due to a decrease in average loan rates. Overall, the commercial loan portfolio average balance increased $818.9 million to $1.85 billion, driving average commercial loan yields to 8.38% for the three months ended September 30, 2026.

Securities interest income increased $1.6 million, or 50.6%, to $4.9 million in the current quarter with a $1.4 million increase attributable to average volume increases, as well as an increase of $251 thousand attributable to increases in average rate, with both increases related to the Signature Merger. Average securities increased $142.1 million, or 42.1%, to $479.8 million, as a result of the Merger, with a securities to assets ratio of 11% at September 30, 2026.

Income on interest earning cash increased $1.0 million to $3.0 million for the three months ended September 30, 2026 with a $1.3 million increase attributable to average volume increases (funded with core deposits), offset by a $326 thousand decrease due to decreases in short-term rates. Average interest earning cash balances increased $139.4 million, or 73.6%, to $328.8 million, primarily as a result of the Merger.

Interest Expense.  Interest expense increased $4.8 million, or 101.0%, to $9.6 million for the three months ended September 30, 2026 from $4.8 million for the three months ended September 30, 2025, with $4.4 million attributable to increases in average deposit balances (primarily related to the Merger and commercial money market and litigation related escrow or IOLTA), as well as an increase of $399 thousand attributable to decreases in rate (primarily money market). Average deposits increased $1.49 billion ($1.08 billion related to the Signature Merger), or 80.6%, to $3.34 billion. We continue to generate core organic deposit growth led by our litigation-related (both IOLTA/NOW and money market) growth totaling $398.5 million, or 31.8%.

Provision for Credit Losses.  Our provision for credit losses was $1.8 million for the three months ended September 30, 2026, an increase of $50 thousand from the provision for the three months ended September 30, 2025. As of September 30, 2026, our allowance to loans ratio was 1.30%, as compared to 1.37% in the prior year quarter. Based on management’s evaluation of current credit risk in our loan portfolio, including the acquired loans from the Signature Merger, management believes the allowance for credit losses is adequate at September 30, 2026.

Noninterest Income.  Noninterest income information is as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$5,258	$4,900	$358	7.3%
ACH income	186	169	17	10.1
Total payment processing fees	5,444	5,069	375	7.4
Customer related fees, service charges and other:
Administrative service income	1,052	731	321	43.9
Other	1,389	433	956	220.8
Total customer related fees, service charges and other	2,441	1,164	1,277	109.7
Total noninterest income	$7,885	$6,233	$1,652	26.5%

Total payment processing fees were $5.4 million for the quarter ended September 30, 2026, an increase of $375 thousand compared to the prior year quarter, as fee income growth has been muted in the legacy Esquire payment processing platform, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the legacy Esquire credit and debit card processing platform increased $416.0 million, or 4.1%, to $10.5 billion while transaction volume totaled 152.2 million for the current quarter. We continue to focus on the expansion of merchant sales channels through our current and future ISOs, new merchant originations, active management of our merchant risk profiles, potential commercial clients in the Chicago and Midwest markets from our Signature Merger, and by expanding our technology and other resources in the payment vertical. The Company utilizes proprietary and industry leading/customized technology to ensure card brand and regulatory compliance, to support multiple processing platforms, to manage daily risk across 94,000 small business merchants in all 50 states, and to perform commercial treasury clearing services for $10.5 billion in volume across 152.2 million transactions in the current quarter. ASP fees totaled $1.1 million, an increase of $321 thousand from the prior year quarter, and are directly impacted by the average balance of OBS sweep funds as well as current short-term market interest rates. Other customer related fees and services charges totaling $1.4 million are primarily related to fee income generated by Signature’s existing banking platform and related commercial client base.

Noninterest Expense.  Noninterest expense information is as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$15,958	$10,852	$5,106	47.1%
Occupancy and equipment	1,568	1,153	415	36.0
Professional and consulting services	1,316	1,471	(155)	(10.5)
FDIC and regulatory assessments	491	284	207	72.9
Advertising and marketing	1,164	974	190	19.5
Travel and business relations	475	488	(13)	(2.7)
Data processing	2,899	2,272	627	27.6
Merger expenses	8,887	210	8,677	4,131.9
Amortization of core deposit intangible	1,827	—	1,827	NA
Other operating expenses	1,382	656	726	110.7
Total noninterest expense	$35,967	$18,360	$17,607	95.9%

Noninterest expense increased primarily due to the Signature Merger, including two months of its operating expenses totaling $5.1 million following the August 1, 2026 closing, $8.9 million of merger expenses, and $1.8 million of core deposit intangible amortization. Employee compensation and benefits costs increased $5.1 million (primarily related to the Signature Merger), or 47.1%, to $16.0 million, reflecting the addition of Signature’s personnel and continued investment in our employees across all departments as well as technology to primarily support our national litigation franchise. Other noninterest expenses increased $2.0 million (primarily related to the Signature Merger) to $9.3 million, reflecting the expanded operating footprint and infrastructure of the combined company, together with ongoing investment in business development, client service and risk management.

Income Tax Expense.  We recorded income tax expense of $6.1 million for the three months ended September 30, 2026, reflecting an effective tax rate of 26.0%, compared to $3.4 million, or 19.5%, for the three months ended September 30, 2025. The increase was primarily due to certain incremental discrete tax benefits related to share-based compensation in the prior year quarter.

Comparison of Operating Results for the Nine months Ended September 30, 2026 and 2025

General.  Net income increased $5.3 million, or 14.2%, to $42.7 million for the nine months ended September 30, 2026 from $37.4 million for the nine months ended September 30, 2025. The increase resulted from a $35.1 million increase in net interest income, partially offset by a $25.6 million increase in noninterest expense, and a $5.3 million increase in income tax expense.

Net Interest Income.  Net interest income increased $35.1 million, or 39.7%, to $123.3 million for the nine months ended September 30, 2026 from $88.2 million for the nine months ended September 30, 2025, due to a $42.3 million increase in interest income, partially offset by a $7.2 million increase in interest expense.

Our net interest margin decreased 13 basis points to 5.88%, primarily from the impact of the Signature Merger. Average loan yields decreased 18 basis points to 7.71%, primarily due to the composition of the acquired loans in the Merger, while average loans increased $720.5 million ($304.6 million related to the Signature Merger), or 49.2%, to $2.18 billion, with average legacy litigation-related loan growth totaling $393.7 million, or 44.4%. Average securities increased $46.7 million to $379.6 million with yields increasing 13 basis points to 3.91%, with both increases related to the Signature Merger. Average deposits increased $759.6 million ($363.0 million related to the Signature Merger), or 43.2%, to $2.52 billion. We continue to generate core organic deposit growth, led by our litigation-related (both IOLTA/NOW and money market) growth totaling $368.4 million, or 31.3%. Our cost of deposits, including noninterest bearing demand deposits, increased 8 basis points to 1.07% primarily due to the Signature Merger.

Interest Income.  Interest income increased $42.3 million, or 41.8%, to $143.5 million for the nine months ended September 30, 2026 from $101.2 million for the nine months ended September 30, 2025, and was attributable to increases in income on loans, securities and interest earning cash.

Loan interest income increased $39.5 million, or 45.7%, to $125.9 million for the nine months ended September 30, 2026 from $86.4 million for the nine months ended September 30, 2025. This increase was attributable to a $720.5 million, or 49.2%, increase in the average loan balance primarily due to $304.6 million related to the Signature Merger, with the remaining organic growth led by our litigation-related loans totaling $393.7 million, or 44.3%, to $1.28 billion. The increase in loan interest income was driven by an increase of $41.6 million related to growth in average loan volumes, led by Merger and litigation-related commercial loan growth, offset by $2.1 million due to a decrease in average loan rates. Overall, the commercial loan portfolio average balance increased $500.8 million to $1.48 billion, driving average commercial loan yields to 8.72% for the nine months ended September 30, 2026.

Securities interest income increased $1.7 million, or 18.0%, to $11.1 million for the nine months ended September 30, 2026, with a $1.4 million increase attributable to average volume increases, as well as an increase of $339 thousand attributable to increases in average rate, with both increases related to the Signature Merger. Average securities increased $46.7 million, or 14.0%, to $379.6 million, as a result of the Merger.

Income on interest earning cash increased $1.1 million to $6.4 million for the nine months ended September 30, 2026 with a $2.0 million increase attributable to average volume increases (funded with core deposits), offset by a $953 thousand decrease due to decreases in short-term rates. Average interest earning cash balances increased $71.4 million, or 43.0%, to $237.2 million, primarily as a result of the Merger.

Interest Expense.  Interest expense increased $7.2 million, or 55.8%, to $20.2 million for the nine months ended September 30, 2026 from $13.0 million for the nine months ended September 30, 2025, with $6.9 million attributable to increases in average deposit balances (primarily related to the Merger and commercial money market and litigation related escrow or IOLTA), as well as an increase of $334 thousand attributable to decreases in rate (primarily money market). Average deposits increased $759.6 million ($363.0 million related to the Signature Merger), or 43.2%, to $2.52 billion. We continue to generate core organic deposit growth led by our litigation-related (both IOLTA/NOW and money market) growth totaling $368.4 million, or 31.3%.

Provision for Credit Losses.  Our provision for credit losses was $7.4 million for the nine months ended September 30, 2026, an increase of $625 thousand from the provision for the nine months ended September 30, 2025. As of September

30, 2026, our allowance to loans ratio was 1.30%. Based on management’s evaluation of current credit risk in our loan portfolio, management believes the allowance for credit losses is adequate at September 30, 2026.

Noninterest Income.  Noninterest income information is as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Payment processing fees:
Payment processing income	$15,178	$14,600	$578	4.0%
ACH income	535	488	47	9.6
Total payment processing fees	15,713	15,088	625	4.1
Customer related fees, service charges and other:
Administrative service income	3,281	2,254	1,027	45.6
Gain on equity investment	—	432	(432)	(100.0)
Other	1,729	1,187	542	45.7
Total customer related fees, service charges and other	5,010	3,873	1,137	29.4
Total noninterest income	$20,723	$18,961	$1,762	9.3%

Total payment processing fees were $15.7 million for the nine months ended September 30, 2026, an increase of $625 thousand compared to 2025, as growth in the legacy Esquire payment processing income has been muted, primarily due to changes in our overall merchant risk profile and merchant composition. Payment processing volumes for the legacy Esquire credit and debit card processing platform increased $1.3 billion, or 4.3%, to $30.8 billion while transaction volume totaled 442.1 million for the current nine months. ASP fees totaled $3.3 million, an increase of $1.0 million from the same period in 2025, a direct result of the average balance of OBS sweep funds. In 2025, we recognized a $432 thousand gain on the sale of a fintech investment.

Noninterest Expense.  Noninterest expense information is as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent

	(Dollars in thousands)
Noninterest expense:
Employee compensation and benefits	$40,784	$31,133	$9,651	31.0%
Occupancy and equipment	4,168	3,453	715	20.7
Professional and consulting services	3,327	4,026	(699)	(17.4)
FDIC and regulatory assessments	1,121	847	274	32.3
Advertising and marketing	3,166	2,636	530	20.1
Travel and business relations	1,052	1,097	(45)	(4.1)
Data processing	7,671	6,252	1,419	22.7
Merger Expenses	11,229	210	11,019	5,247.1
Amortization of core deposit intangible	1,827	—	1,827	NA
Other operating expenses	3,384	2,516	868	34.5
Total noninterest expense	$77,729	$52,170	$25,559	49.0%

Noninterest expense increased primarily due to the Signature Merger, including two months of its operating expenses totaling $5.1 million following the August 1, 2026 closing, $11.2 million of merger expenses, and $1.8 million of core deposit intangible amortization. Employee compensation and benefits costs increased $9.7 million (primarily related to the Signature Merger), or 31.0%, to $40.8 million, reflecting the addition of Signature’s personnel and continued investment in employees across all departments as well as technology to primarily support our national litigation franchise.

Other noninterest expenses increased $3.1 million to $23.9 million (primarily related to the Signature Merger), reflecting the expanded operations of the combined company and continued investment to support organic growth.

Income Tax Expense.  We recorded income tax expense of $16.2 million for the nine months ended September 30, 2026, reflecting an effective tax rate of 27.5%, compared to $10.9 million, or 22.5%, for the nine months ended September 30, 2025. The increase was primarily due to certain incremental discrete tax benefits related to share-based compensation in the prior year period.

Management of Market Risk

General.  The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The board of directors of our bank has oversight of our asset and liability management function, which is managed by our Asset/Liability Management Committee. Our Asset/Liability Management Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment portfolio.

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

The following table presents the estimated changes in net interest income of Esquire Bank, National Association, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning September 30, 2026.

	September 30,
	2026
	Estimated
Changes in	12-Months
Interest Rates	Net Interest
(Basis Points)	Income	Change

	(Dollars in thousands)
300	$320,560	$56,131
200	301,137	36,708
100	282,145	17,716
0	264,429	—
-100	248,255	(16,174)
-200	232,966	(31,463)
-300	217,753	(46,676)

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

The following table presents the estimated changes in EVE of Esquire Bank, National Association, calculated on a bank-only basis that would result from changes in market interest rates at September 30, 2026.

	September 30,
	2026
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

	(Dollars in thousands)
300	$1,410,355	$119,567
200	1,376,025	85,237
100	1,335,969	45,181
0	1,290,788	—
-100	1,233,182	(57,606)
-200	1,161,637	(129,151)
-300	1,079,828	(210,960)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2026, cash and cash equivalents totaled $471.5 million.

At September 30, 2026, through pledging of our securities and certain loans, we had the ability to borrow, on a secured basis, up to $823.2 million from the FHLB of New York and $42.0 million from the FRB of New York discount window. At September 30, 2026, we also had $39.0 million in aggregate unsecured lines of credit with unaffiliated correspondent banks. At September 30, 2026 we had a $2.2 million outstanding borrowing with the FHLB of Chicago and $7.0 million of subordinated debt assumed as a result of the Merger.

At September 30, 2026, our OBS sweep funds totaled $775.5 million, of which $255.4 million, or 32.9%, was available to be swept on balance sheet as reciprocal client deposits.

Our overall liquidity position (cash, borrowing capacity, and available reciprocal client sweep balances) totaled $1.63 billion at September 30, 2026, or 40% of total deposits, creating a highly liquid and unlevered balance sheet.

We have no material commitments or demands that are likely to affect our liquidity other than as follows. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB NY, FRB NY, correspondent bank lines or through reciprocal deposits.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Bank and Office of the Comptroller of the Currency (the “OCC”), respectively, and the Federal Deposit Insurance Corporation. At September 30, 2026, The Company and the Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under applicable prompt corrective action provisions.

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the OCC and review capital levels on a monthly basis.

The following table presents our capital ratios as of the indicated dates for Company and the Bank.

					To Be Well-Capitalized Under
			For Capital Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Company
Tier 1 leverage ratio (1)	$523,266	11.76%	$178,012	4.00%	N/A	N/A
Common equity tier 1 capital ratio	523,266	13.45	175,069	4.50	N/A	N/A
Tier 1 capital ratio	523,266	13.45	233,426	6.00	N/A	N/A
Total capital ratio	550,249	14.14	311,234	8.00	N/A	N/A

Bank
Tier 1 leverage ratio (1)	$497,023	11.20%	$177,455	4.00%	$221,819	5.00%
Common equity tier 1 capital ratio	497,023	12.95	172,768	4.50	249,554	6.50
Tier 1 capital ratio	497,023	12.95	230,358	6.00	307,144	8.00
Total capital ratio	523,996	13.65	307,144	8.00	383,930	10.00

(1)	Average consolidated total assets in the Tier 1 leverage capital ratio is measured as if the Merger with Signature occurred on July 1, 2026.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

On August 1, 2026, the Company completed its Merger with Signature. The Merger resulted in changes to the Company’s internal control over financial reporting as Signature’s operations were incorporated into the Company’s consolidated financial reporting process. The Company is continuing to evaluate and integrate Signature’s policies, processes and systems into its internal control framework. Other than the changes associated with the Merger and related integration activities, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2026, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes in the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the purchase of our common stock during the three months ended September 30, 2026 and the stock repurchase program approved by our Board of Directors.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2026 through July 31, 2026	—	$—	—	257,694
August 1, 2026 through August 31, 2026	—	—	—	257,694
September 1, 2026 through September 30, 2026	—	—	—	257,694

(1)	On January 9, 2019, the Company announced a share repurchase program, which authorized the purchase of up to 300,000 shares of common stock. There is no expiration date for the stock repurchase program.

Participants in the Company’s stock-based incentive plans may have shares withheld to cover income taxes upon the vesting of restricted stock awards pursuant to the terms of the applicable plan and not under the Company’s share repurchase program. Shares repurchased pursuant to these plans during the three months ended September 30, 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share
July 1, 2026 through July 31, 2026	—	$—
August 1, 2026 through August 31, 2026	—	—
September 1, 2026 through September 30, 2026	—	—

Participants in the Company’s stock-based incentive plans may also net settle shares in order to facilitate the exercise of stock options which is considered a cashless option exercise resulting in a net issuance of shares to the participant with no change in treasury stock.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

During the third quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ESQUIRE FINANCIAL HOLDINGS, INC.

Date: November 9, 2026	/s/ Andrew C. Sagliocca
Andrew C. Sagliocca
Vice Chairman, Chief Executive Officer and President

Date: November 9, 2026	/s/ Michael Lacapria
Michael Lacapria
Senior Vice President and Chief Financial Officer